Form 10-Q
period 2022-04-30
URANIUM ENERGY CORP
filed 2022-06-14
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 286,287,179 shares of common stock outstanding as of June 14, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2022

(Unaudited – Expressed in U.S. Dollars)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in U.S. Dollars)

	Note(s)	April 30, 2022	July 31, 2021

CURRENT ASSETS
Cash and cash equivalents	3,7	$23,754,031	$44,312,780
Inventories	3,4	57,411,334	29,172,480
Prepaid expenses and deposits	3	2,206,482	1,434,404
Debt receivable	3	9,171,033	-
Other current assets		259,517	125,698
TOTAL CURRENT ASSETS		92,802,397	75,045,362

MINERAL RIGHTS AND PROPERTIES	3,5	175,212,121	63,784,003
PROPERTY, PLANT AND EQUIPMENT	3,6	20,449,229	7,358,037
RESTRICTED CASH	3,7	14,038,095	2,037,677
EQUITY-ACCOUNTED INVESTMENT	8	24,829,322	20,729,674
OTHER NON-CURRENT ASSETS	3	3,462,216	586,332
TOTAL ASSETS		$330,793,380	$169,541,085

CURRENT LIABILITIES
Accounts payable and accrued liabilities	9	$4,145,888	$2,763,570
Other current liabilities	3,12	485,540	430,409
Current portion of long-term debt	10	-	10,075,231
TOTAL CURRENT LIABILITIES		4,631,428	13,269,210

ASSET RETIREMENT OBLIGATIONS	3,11	17,053,599	3,938,655
OTHER NON-CURRENT LIABILITIES	3,12	1,046,500	337,084
DEFERRED TAX LIABILITIES		537,355	540,992
TOTAL LIABILITIES		23,268,882	18,085,941

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 284,077,874 shares issued and outstanding (July 31, 2021 - 236,796,866)	13	284,077	236,797
Additional paid-in capital		598,796,039	441,990,650
Share issuance obligation		393,535	359,560
Accumulated deficit		(291,828,465)	(291,625,110)
Accumulated other comprehensive (loss) income		(120,688)	493,247
TOTAL EQUITY		307,524,498	151,455,144
TOTAL LIABILITIES AND EQUITY		$330,793,380	$169,541,085

SUBSEQUENT EVENTS	3,4,13,17

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in U.S. Dollars)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Note(s)	2022	2021	2022	2021
SALES AND SERVICE REVENUE	14	$9,892,310	$-	$23,083,235	$-
COST OF SALES AND SERVICES	14	(6,554,754)	-	(15,802,962)	-
GROSS PROFIT		3,337,556	-	7,280,273	-

OPERATING COSTS
Mineral property expenditures	5	2,912,518	1,478,754	6,678,207	3,141,772
General and administrative	9,13	2,993,536	3,286,201	9,825,685	8,336,593
Acquisition-related costs	3	622,297	-	3,267,277	-
Depreciation, amortization and accretion	5,6,11	491,298	98,186	992,718	294,964
TOTAL OPERATING COSTS		7,019,649	4,863,141	20,763,887	11,773,329
LOSS FROM OPERATIONS		(3,682,093)	(4,863,141)	(13,483,614)	(11,773,329)

OTHER INCOME (EXPENSES)
Interest income		12,909	15,950	44,038	30,313
Interest expenses and finance costs	10	(144,519)	(636,178)	(1,242,233)	(2,356,819)
Income from equity-accounted investment	8	1,958,684	870,013	4,713,583	767,321
Debt receivable recovery	3	9,171,033	-	9,171,033	-
Gain on loan extinguishment		-	7,759	-	286,376
Realized gain on available-for-sale security		-	-	547,152	-
Other income		9,219	16,632	23,899	30,720
Gain (loss) on disposition of assets		18,400	(2,133)	19,150	(2,133)
OTHER INCOME (EXPENSES)		11,025,726	272,043	13,276,622	(1,244,222)
INCOME (LOSS) BEFORE INCOME TAXES		7,343,633	(4,591,098)	(206,992)	(13,017,551)

DEFERRED TAX BENEFIT		1,105	937	3,637	2,794
NET INCOME (LOSS) FOR THE PERIOD		7,344,738	(4,590,161)	(203,355)	(13,014,757)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation (loss) gain	8	(139,194)	493,101	(613,935)	1,041,900
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(139,194)	493,101	(613,935)	1,041,900
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD		$7,205,544	$(4,097,060)	$(817,290)	$(11,972,857)

NET INCOME (LOSS) PER SHARE	15
Basic		$0.03	$(0.02)	$(0.00)	$(0.06)
Diluted		$0.03	$(0.02)	$(0.00)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in U.S. Dollars)

		Nine Months Ended April 30
	Note(s)	2022	2021
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(203,355)	$(13,014,757)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	3,526,261	3,764,300
Depreciation, amortization and accretion	5,6,11	992,718	294,964
Amortization of long-term debt discount	10	524,769	1,122,096
(Gain) loss on disposition of assets		(19,150)	2,133
Gain on loan extinguishment		-	(286,376)
Income from equity-accounted investment	8	(4,713,583)	(767,321)
Deferred tax benefits		(3,637)	(2,794)
Realized gain on available-for-sale security		(547,152)	-
Debt receivable recovery	3	(9,171,033)	-
Changes in operating assets and liabilities
Inventories	4	(28,046,839)	(26,193,818)
Prepaid expenses and deposits		(640,643)	(402,017)
Other current assets		(29,310)	(13,903)
Accounts payable and accrued liabilities		1,286,511	224,694
Other liabilities		5,948	22,591
NET CASH USED IN OPERATING ACTIVITIES		(37,038,495)	(35,250,208)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	13	152,749,960	88,551,751
Repayments of long-term debt	10	(10,000,000)	(10,000,000)
Repayments of other loans		(142,725)	(98,203)
NET CASH PROVIDED BY FINANCING ACTIVITIES		142,607,235	78,453,548

INVESTING ACTIVITIES
Net cash used in U1A Acquisition	3	(113,587,952)	-
Investment in mineral rights and properties	5	(589,901)	(80,000)
Purchase of property, plant and equipment		(515,520)	(142,266)
Investment in term deposits		-	(10,000,000)
Proceeds from redemption of term deposits		-	6,000,000
Proceeds from disposition of assets		19,150	-
Investment in available-for-sale security		(9,433,068)	-
Proceeds from sale of available-for-sale security		9,980,220	-
NET CASH USED IN INVESTING ACTIVITIES		(114,127,071)	(4,222,266)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(8,558,331)	38,981,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		46,350,457	6,986,919
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	7	$37,792,126	$45,967,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in U.S. Dollars)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2021	236,796,866	$236,797	$441,990,650	$359,560	$(291,625,110)	$493,247	$151,455,144
Common stock
Issued under ATM offering, net of issuance costs	20,743,878	20,744	62,650,379	-	-	-	62,671,123
Issued upon exercise of stock options	753,990	754	383,025	-	-	-	383,779
Issued upon exercise of warrants	491,849	492	909,836	-	-	-	910,328
Issued for acquisition of mineral properties	64,149	64	219,326	-	-	-	219,390
Stock-based compensation
Common stock issued for consulting services	4,607	5	14,046	-	-	-	14,051
Common stock issued under Stock Incentive Plan	141,490	140	355,088	-	-	-	355,228
Amortization of stock-based compensation	-	-	803,160	-	-	-	803,160
Net loss for the period	-	-	-	-	(2,073,826)	-	(2,073,826)
Other comprehensive income	-	-	-	-	-	143,169	143,169
Balance, October 31, 2021	258,996,829	$258,996	$507,325,510	$359,560	$(293,698,936)	$636,416	$214,881,546
Common stock
Issued as anniversary fees for credit facility	161,594	161	599,839	-	-	-	600,000
Issued under ATM offering, net of issuance costs	17,751,658	17,752	67,954,914	-	-	-	67,972,666
Issued upon exercise of stock options	193,345	193	63,211	-	-	-	63,404
Issued upon exercise of warrants	572,850	573	1,141,330	-	-	-	1,141,903
Issued for acquisition of mineral properties	47,715	48	206,081	-	-	-	206,129
Stock-based compensation
Common stock issued for consulting services	4,608	5	16,629	-	-	-	16,634
Common stock issued under Stock Incentive Plan	109,986	110	399,338	-	-	-	399,448
Amortization of stock-based compensation	-	-	653,997	-	-	-	653,997
Net loss for the period	-	-	-	-	(5,474,267)	-	(5,474,267)
Other comprehensive loss	-	-	-	-	-	(617,910)	(617,910)
Balance, January 31, 2022	277,838,585	$277,838	$578,360,849	$359,560	$(299,173,203)	$18,506	$279,843,550
Common stock
Issued under ATM offering, net of issuance costs	4,800,000	4,800	18,552,312	-	-	-	18,557,112
Issued upon exercise of stock options	1,000,310	1,000	402,949	-	-	-	403,949
Issued (accrued) upon exercise of warrants	339,845	340	611,381	33,975	-	-	645,696
Stock-based compensation
Common stock issued for consulting services	2,854	3	13,097	-	-	-	13,100
Common stock issued under Stock Incentive Plan	96,280	96	344,165	-	-	-	344,261
Amortization of stock-based compensation	-	-	511,286	-	-	-	511,286
Net income for the period	-	-	-	-	7,344,738	-	7,344,738
Other comprehensive loss	-	-	-	-	-	(139,194)	(139,194)
Balance, April 30, 2022	284,077,874	$284,077	$598,796,039	$393,535	$(291,828,465)	$(120,688)	$307,524,498

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
April 30, 2022
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

As at April 30, 2022, we had working capital of $88.2 million including cash and cash equivalents of $23.8 million and uranium inventory holdings of $57.0 million.  Subsequent to April 30, 2022, we received further cash proceeds of $7.3 million from our at-the-market offerings (refer to Note 13: Capital Stock) and $9.2 million from the settlement of Anfield indebtedness (refer to Note 3: Acquisition of Uranium One Americas, Inc.). We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that our condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

NOTE 2:            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2021 (“Fiscal 2021”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022 (“Fiscal 2022”).

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred, while exploration and pre-extraction expenditures are expensed as incurred until such time we exit the Exploration Stage by establishing proven or probable reserves.  Expenditures relating to exploration activities such as drilling programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

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

Business Combination

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements (the “income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (the “market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (the “cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

The U1A Acquisition was accounted for as a business combination with UEC identified as the acquirer. The Company’s assumption that the U1A Acquisition is a business combination is based on the Company’s assessment that substantially all the fair value of the assets are not concentrated in a single asset or group of similar assets. In accordance with the acquisition method of accounting, the purchase price has been allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date. In connection with the U1A Acquisition, we incurred acquisition-related costs of $622,297 and $3,267,277, respectively, which were expensed in the three and nine months ended April 30, 2022.

As of April 30, 2022, we had not yet completed the analysis to assign fair values to all assets acquired and liabilities assumed and, therefore the purchase price allocation for the U1A Acquisition is preliminary. The preliminary purchase price allocation may be subject to further refinement and adjustments which may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of UEC’s measurement period, which is not to exceed one year from the acquisition date.

The table below sets forth the consideration paid and the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed for the U1A Acquisition as at April 30, 2022:

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

Notes:

(1)

Working capital adjustment represents the working capital of U1A at the date of acquisition, which was comprised of: (i) cash and cash equivalents of $1,183,369; (ii) prepaid expenses and deposits of $1,549,166; (iii) other current assets of $73,200; (iv) inventories of $192,015; and (v) accounts payable and accrued liabilities of $95,807.  The fair value of these working capital items approximates their respective carrying values at the date of the acquisition.

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
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

(3)	Preliminary fair value of property, plant and equipment was determined using a replacement cost approach.
(4)

Other non-current assets included certain material and supply inventories classified as non-current and right-of-use (“ROU”) assets associated with U1A’s operating leases. The preliminary fair value of long-term inventory was determined to approximate its carrying value. ROU assets and lease liabilities for operating leases are measured based on the present value of the future lease payments over the remaining lease terms at the acquisition date.

(5)

Preliminary fair value of asset retirement obligations was measured based on the expected costs and timing for final well closure, plant and equipment decommissioning and removal, and environmental remediation, which are discounted to present value using credit adjusted risk-free rates.

Since it has been consolidated from December 17, 2021, UEC Wyoming’s losses totaling $1,622,982 and $2,542,599, respectively, were included in UEC’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2022.

The following unaudited proforma financial information presents consolidated results assuming the U1A Acquisition occurred on August 1, 2020.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Sales and Service Revenue	$9,892,309	$86,617	$23,219,666	$116,708
Net Loss	(2,458,826)	(7,578,471)	(12,486,743)	(19,362,953)

As part of the U1A Acquisition, we acquired certain indebtedness totaling $18,342,066 due from Anfield Energy Inc. (“Anfield”), which was owed to U1A prior to the closing of the U1A Acquisition (the “Anfield Indebtedness”).

We assigned a value of $Nil to the Anfield Indebtedness net of the expected credit loss on the preliminary purchase price allocation given that the probability of the Anfield Indebtedness being collectable was remote at December 17, 2021.  Changes in the probability of collectability may result in significant gains or losses.

On April 19, 2022, we entered into each of a debt settlement agreement (the “Settlement Agreement”) and a property swap agreement (the “Swap Agreement”; and together with the Settlement Agreement, the “Anfield Agreements”) with Anfield to settle Anfield Indebtedness. Pursuant to the Anfield Agreements, the Anfield Indebtedness was settled by the payment by Anfield to UEC of $9,171,033 in cash and the issuance by Anfield to UEC of $9,171,033 in units of Anfield (each, an “Anfield Unit”), with each such Anfield Unit being comprised of one common share in the capital of Anfield (each, an “Anfield Common Share”) and one Anfield Common Share purchase warrant (each whole such warrant being an “Anfield Warrant”). Each Anfield Warrant entitles UEC to acquire one Anfield Common Share at a price of CA$0.18 until May 12, 2027 (collectively, the “Anfield Debt Settlement”). Completion of the Anfield Agreements was contingent on Anfield raising additional financing.

The Anfield Agreements, together with recent developments of uranium and vanadium markets, increased the probability of the Anfield Indebtedness collectability.  As a result, we reversed a portion of the expected credit loss on the debt receivable and recognized a recovery on debt receivable of $9,171,033 on our condensed consolidated statements of operations and comprehensive income for the three and nine months ended April 30, 2022.

Subsequent to April 30, 2022, on June 7, 2022, we closed the Anfield Debt Settlement whereby we received $9,171,033 in cash and Anfield Units being comprised of 96,272,918 Anfield Common Shares and Anfield Warrants.  As a result, UEC now owns approximately 16% of Anfield’s outstanding shares.  Additionally, we completed the Swap Agreement whereby we will receive from Anfield 25 ISR uranium projects located in Wyoming in exchange for UEC’s Slick Rock and Long Park projects located in Colorado.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

NOTE 4:            INVENTORIES

During the nine months ended April 30, 2022, we received 1,100,000 pounds and sold 500,000 pounds of uranium concentrate inventories. As at April 30, 2022, costs of inventories consisted of the following:

	April 30, 2022	July 31, 2021
Material and supplies	$232,195	$33,781
Uranium concentrates from production	177,881	177,881
Purchased uranium inventories	57,001,258	28,960,818
	$57,411,334	$29,172,480

During the nine months ended April 30, 2022, we entered into agreements to purchase additional 1,800,000 pounds of uranium concentrate inventories under our physical uranium program (the “Physical Uranium Program”).

As of April 30, 2022, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	200,000	$9,080,000
Fiscal 2023	1,605,000	59,509,000
Fiscal 2024	895,000	38,913,250
Fiscal 2025	600,000	23,120,000
Fiscal 2026	100,000	3,620,000
Total	3,400,000	$134,242,250

Subsequent to April 30, 2022, we received 200,000 pounds of uranium inventories for a total purchase price of $9,080,000.

NOTE 5:            MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at April 30, 2022, we had mineral rights in the States of Arizona, Colorado, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. As of April 30, 2022, annual maintenance payments of approximately $4.3 million will be required to maintain these mineral rights.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

As at April 30, 2022, the carrying value of our mineral rights and properties, including the recently acquired UEC Wyoming Portfolio, were as follows:

	April 30, 2022	July 31, 2021
Mineral Rights and Properties
Palangana Mine	$6,027,784	$6,027,784
Goliad Project	8,689,127	8,689,127
Burke Hollow Project	1,495,750	1,495,750
Longhorn Project	116,870	116,870
Salvo Project	14,905	14,905
Anderson Project	3,470,373	3,470,373
Workman Creek Project	949,854	899,854
Los Cuatros Project	257,250	257,250
Slick Rock Project	90,000	60,000
Reno Creek Project	31,527,870	31,527,870
UEC Wyoming Portfolio	110,413,823	-
Diabase Project	982,358	546,938
Yuty Project	11,947,144	11,947,144
Oviedo Project	1,133,412	1,133,412
Alto Paraná Titanium Project	1,933,030	1,433,030
Other Property Acquisitions	91,080	91,080
	179,140,630	67,711,387
Accumulated Depletion	(3,929,884)	(3,929,884)
	175,210,746	63,781,503

Databases and Land Use Agreements	2,458,808	2,458,808
Accumulated Amortization	(2,457,433)	(2,456,308)
	1,375	2,500
	$175,212,121	$63,784,003

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

During the nine months ended April 30, 2022, we entered into property purchase agreements, whereby we acquired 10 mineral claims as additions to our existing Diabase Project (the “Diabase Additions”) located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada. In connection with the Diabase Additions, we paid total consideration of $435,420, which consisted of 111,864 shares with a fair value of $425,519 and transaction costs of $9,901. As a result of these claims being added to our existing Diabase Project, the carrying value of our Diabase Project increased to $982,358 ( July 31, 2021: $546,938).

During the three months ended April 30, 2022, the Company exercised its option to acquire one-half percent (0.5%) of the net smelter returns royalty payable on its Alto Parana Project for total consideration of $500,000 pursuant to the terms of a Net Smelter Returns Royalty Agreement under a Share Purchase and Option Agreement as entered between UEC and CIC Resources Inc. in March 2016. The consideration of $500,000 paid for this option exercise was capitalized to mineral right and properties and added to the carrying value of the Alto Parana Project.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

During the three and nine months ended April 30, 2022 and 2021, we continued with reduced operations at our ISR Mines to capture residual uranium only. As a result, no depletion for the ISR Mines was recorded on our condensed consolidated financial statements for the three and nine months ended April 30, 2022 and 2021.

During the three and nine months ended April 30, 2022, we incurred mineral property expenditures of $895,797 and $1,334,580, respectively, for the UEC Wyoming Portfolio since the closing date of the U1A Acquisition.

Mineral property expenditures for the three and nine months ended April 30, 2022 are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Mineral Property Expenditures
Palangana Mine	$299,727	$216,791	$811,443	$648,459
Burke Hollow Project	938,789	626,695	2,356,485	942,311
Goliad Project	42,230	51,437	171,670	168,493
Longhorn Project	15,381	2,289	22,831	6,866
Salvo Project	4,452	7,672	14,601	23,537
Anderson Project	27,335	19,469	59,944	58,360
Workman Creek Project	8,167	8,168	24,922	24,533
Slick Rock Project	12,993	12,994	39,477	39,123
Reno Creek Project	258,606	215,725	682,758	485,791
Allemand Ross Project	90,387	-	139,276	-
Christensen Ranch Mine	513,663	-	776,890	-
Ludeman Project	78,680	-	124,957	-
Moore Ranch Project	55,982	-	74,529	-
Yuty Project	33,349	7,129	53,961	21,457
Oviedo Project	145,853	109,676	468,447	256,091
Alto Paraná Titanium Project	76,925	88,796	281,577	134,710
Other Mineral Property Expenditures	309,999	111,913	574,439	332,041
	$2,912,518	$1,478,754	$6,678,207	$3,141,772

NOTE 6:            PROPERTY, PLANT AND EQUIPMENT

During the nine months ended April 30, 2022, in connection with the U1A Acquisition, we acquired a satellite plant located at the Christensen Ranch Mine, a central processing plant (the “Irigaray Processing Facility”), and various equipment with a total fair value of $13,159,570. Refer to Note 3: Acquisition of Uranium One Americas, Inc. The recently acquired plants, facility and equipment have an estimated useful life of three to 21 years and will be depreciated using the straight-line method over their respective useful lives.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

As at April 30, 2022, property, plant and equipment consist of the following:

	April 30, 2022			July 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and Processing Facilities	$19,014,877	$(1,213,972)	$17,800,905	$6,642,835	$(851,075)	$5,791,760
Mining Equipment	2,781,903	(2,360,087)	421,816	2,355,341	(2,313,489)	41,852
Logging Equipment and Vehicles	2,672,831	(1,826,131)	846,700	1,923,983	(1,774,887)	149,096
Computer Equipment	366,602	(310,604)	55,998	326,056	(283,645)	42,411
Furniture and Fixtures	191,051	(176,363)	14,688	184,941	(172,302)	12,639
Buildings	297,518	(68,479)	229,039	297,518	(57,322)	240,196
Land	1,080,083	-	1,080,083	1,080,083	-	1,080,083
	$26,404,865	$(5,955,636)	$20,449,229	$12,810,757	$(5,452,720)	$7,358,037

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

As at April 30, 2022, restricted cash consisted of the following:

	April 30, 2022	July 31, 2021
Restricted cash, beginning of period	$2,037,677	$1,839,216
Restricted cash received from U1A Acquisition	13,754,533	-
(Release) addition of surety bond collateral	(1,754,507)	198,377
Interest received	392	84
Restricted cash, end of period	$14,038,095	$2,037,677

During the three months ended April 30, 2022, we received $1,754,507 as a result of the partial release of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility.

Cash, cash equivalents and restricted cash are included in the following accounts as at April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021
Cash and cash equivalents	$23,754,031	$43,930,316
Restricted cash	14,038,095	2,037,677
Total cash, cash equivalents and restricted cash	$37,792,126	$45,967,993

NOTE 8:            EQUITY-ACCOUNTED INVESTMENT

As at April 30, 2022, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 15.7% ( July 31, 2021: 18.1%) interest in URC. In addition, two of our officers are members of URC’s board of directors and one is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2022. Should URC's outstanding options and warrants be fully exercised, UEC's ownership interest would decrease from 15.7% to 13.2%.

URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V” and on NASDAQ with the trading symbol “UROY”. As at April 30, 2022, the fair value of our investment in URC was approximately $50.6 million.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

During the nine months ended April 30, 2022, the change in carrying value of the equity-accounted investment is summarized as follows:

Balance, July 31, 2021	$20,729,674
Share of income from URC	983,162
Gain on dilution of ownership interest	3,730,421
Translation loss	(613,935)
Balance, April 30, 2022	$24,829,322

For the three and nine months ended April 30, 2022 and 2021, income from our equity-accounted investment consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Share of income from URC	$800,445	$456,132	$983,162	$353,440
Gain on dilution of ownership interest	1,158,239	413,881	3,730,421	413,881
Total	$1,958,684	$870,013	$4,713,583	$767,321

For the three and nine months ended April 30, 2022, we recorded a gain on dilution of ownership interest of $1,158,239 and $3,730,421, respectively, as a result of URC issuing shares under its at-the-market offering and the exercise of certain URC stock options and share purchase warrants. For the three and nine months ended April 30, 2021, we recorded a gain on dilution of ownership interest of $413,881 and $413,881, respectively, as a result of URC issuing shares from the exercise of URC share purchase warrants.

For the three and nine months ended April 30, 2022, we recorded translation losses of $139,194 and $613,935, respectively, and for the three and nine months ended April 30, 2021, we recorded translation gains of $493,101 and $1,041,900, respectively, as a result of translating the ending balance of the equity-accounted investment denominated in Canadian Dollars to U.S. Dollars using the respective period end exchange rates, which was included in other comprehensive (loss) income in our condensed consolidated statements of operations and comprehensive loss.

NOTE 9:            RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2022, we incurred $1,586 and $5,961, respectively, and for the three and nine months ended April 30, 2021, $17,900 and $52,041, respectively, in general and administrative costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As at April 30, 2022, the amount owing to Blender was $Nil ( July 31, 2021: $843), which was included in Accounts Payable and Accrued Liabilities on our condensed consolidated balance sheets.

NOTE 10:          LONG-TERM DEBT

During the nine months ended April 30, 2022, the movement of our term debt is as follows:

Balance, July 31, 2021	$10,075,231
Amortization of discount and accrued fees	524,769
Payment of anniversary fees	(600,000)
Principal repayment	(10,000,000)
Balance, April 30, 2022	$-

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

During the three and nine months ended April 30, 2022, amortization of debt discount totaled $Nil and $524,769 (three and nine months ended April 30, 2021: $296,401 and $1,122,096), respectively, which was recorded as interest expense and included in our condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended April 30, 2022, we paid $Nil and $408,889 (three and nine months ended April 30, 2021: $274,222 and $1,051,111), respectively, in cash to our lenders (each, a “Lender”) for interest on the long-term debt.

During the nine months ended April 30, 2022, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued 161,594 shares with a fair value of $600,000 as payment of anniversary fees to our remaining Lender.

During the nine months ended April 30, 2022, we repaid the remaining $10,000,000 principal amount to our Lender under the Company’s credit facility.

NOTE 11:          ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project, as well as our recently acquired Christensen Ranch Mine and Satellite Plant, and Irigaray Processing Facility, pursuant to the U1A Acquisition.

Balance, July 31, 2021	$3,938,655
Accretion	407,696
Assumed from U1A Acquisition	12,707,248
Balance, April 30, 2022	$17,053,599

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2022			July 31, 2021
Undiscounted amount of estimated cash flows		$28,738,663			$8,221,018

Payable in years	1	to	23	9	to	21
Inflation rate	1.56%	to	5.32%	1.56%	to	2.17%
Discount rate	3.72%	to	6.35%	5.50%	to	5.96%

The undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2022	$148,021
Fiscal 2023	434,262
Fiscal 2024	932,264
Fiscal 2025	1,472,226
Fiscal 2026	2,489,425
Remaining balance	23,262,465
$28,738,663

NOTE 12:          LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and processing facilities with a remaining term of 0.3 to 22.2 years. The leases for the processing facilities have an evergreen option that can continue for so long as they are in operation.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

During the three and nine months ended April 30, 2022 and 2021, total lease expenses include the following components:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Operating Leases	$76,895	$56,195	$198,098	$163,028
Short-term Leases	353,271	365,027	880,896	407,982
Total Lease Expenses	$430,166	$421,222	$1,078,994	$571,010

As at April 30, 2022, the weighted average remaining lease term was 17.4 years and the weighted average discount rate was 4.54%.

During the nine months ended April 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities totaled $184,946.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2022	$285,535
Fiscal 2023	170,049
Fiscal 2024	112,900
Fiscal 2025	103,884
Fiscal 2026	104,124
Thereafter	1,043,814
Total lease payments	1,820,306
Less: imputed interest	(482,322)
Present value of lease liabilities	$1,337,984

Current portion of lease liabilities	$350,431
Non-current portion of lease liabilities	$987,553

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

During the three and nine months ended April 30, 2022, we issued 4,800,000 and 43,295,536 shares, respectively, of the Company’s common stock under our 2021 ATM Offerings for net cash proceeds of $18,557,112 and $149,200,901, respectively.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

Subsequent to April 30, 2022, we issued 2,102,000 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $7,309,084.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants for the three and nine months ended April 30, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2021	5,387,323	$1.90
Exercised	(491,849)	1.85
Balance, October 31, 2021	4,895,474	1.91
Exercised	(572,850)	1.99
Balance, January 31, 2022	4,322,624	1.90
Exercised	(339,845)	1.80
Balance, April 30, 2022	3,982,779	$1.91

During the three and nine months ended April 30, 2022, we received cash proceeds of $645,696 and $2,697,927, respectively, from the exercise of share purchase warrants.

A summary of share purchase warrants outstanding and exercisable as of April 30, 2022, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.80	3,775,961	0.40	September 23, 2022
1.64	25,000	1.06	May 21, 2023
4.13	181,818	3.93	April 5, 2026
$1.91	3,982,779	0.57

Stock Options

As of April 30, 2022, we had one stock option plan, our 2021 Stock Incentive Plan, which superseded and replaced our 2020 Stock Incentive Plan.

A continuity schedule of outstanding stock options for the underlying shares for the three and nine months ended April 30, 2022, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2021	10,404,333	$1.21
Granted	10,000	2.89
Exercised	(1,030,543)	1.18
Expired	(60,000)	2.78
Balance, October 31, 2021	9,323,790	1.20
Exercised	(244,834)	1.27
Expired	(15,000)	1.36
Balance, January 31, 2022	9,063,956	1.20
Exercised	(1,182,605)	1.15
Balance, April 30, 2022	7,881,351	$1.21

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

During the three and nine months ended April 30, 2022 and 2021, the total number of stock options exercised, the number of shares issued upon exercise of those options and the cash received from such exercises are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Number of Options Exercised on Cash Basis	404,832	953,939	807,580	1,141,439
Number of Options Exercised on Forfeiture Basis	777,773	988,909	1,650,402	1,930,691
Total Number of Options Exercised	1,182,605	1,942,848	2,457,982	3,072,130

Number of Shares Issued on Cash Exercise	404,832	953,939	807,580	1,141,439
Number of Shares Issued on Forfeiture Basis	595,478	557,608	1,140,065	943,168
Total Number of Shares Issued Upon Exercise of Options	1,000,310	1,511,547	1,947,645	2,084,607

Cash Received from Exercise of Stock Options	$403,949	$1,086,844	$851,132	$1,308,278
Total Intrinsic Value of Options Exercised	$4,890,780	$3,026,602	$7,685,293	$3,855,217

A continuity schedule of outstanding unvested stock options as of April 30, 2022, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2021	3,891,207	$0.66
Granted	10,000	1.73
Vested	(265,427)	0.87
Balance, October 31, 2021	3,635,780	0.64
Vested	(1,069,948)	0.55
Balance, January 31, 2022	2,565,832	0.68
Vested	(11,872)	1.34
Balance, April 30, 2022	2,553,960	$0.68

As of April 30, 2022, unrecognized stock-based compensation expense related to the unvested portion of stock options totaled $540,730 to be recognized over the next 0.83 years.

As of April 30, 2022, the aggregate intrinsic value under the provisions of ASC 718 of all outstanding stock options was $23,997,678 (vested: $16,570,688 and unvested: $7,426,990).

A summary of stock options outstanding and exercisable as of April 30, 2022, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at April 30, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at April 30, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	4,121,936	$0.92	7.80	3,167,875	$0.92	7.68
$1.00	to	$1.49	1,796,875	1.15	6.16	913,541	1.20	4.17
$1.50	to	$2.89	1,962,540	1.86	5.03	1,245,975	1.65	2.63
			7,881,351	$1.21	6.74	5,327,391	$1.14	5.90

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

Restricted Stock Units

A summary of outstanding and unvested restricted stock units (the “RSU”s) as of April 30, 2022, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 30, 2019	154,999	$0.94	0.25	$658,746
July 16, 2020	434,996	0.91	1.21	1,848,733
July 21, 2021	407,617	2.15	2.23	1,732,372
	997,612	$1.42	1.48	$4,239,851

During the three and nine months ended April 30, 2022, stock-based compensation relating to RSUs totaled $182,664 and $560,306 (three and nine months ended April 30, 2021: $262,970 and $806,638), respectively. As of April 30, 2022, outstanding unvested RSUs totaled 997,612 ( July 31, 2021: 997,612), and unrecognized compensation costs relating to unvested RSUs totaled $572,065, which is expected to be recognized over a period of approximately 1.43 years.

Performance Based Restricted Stock Units

During the three and nine months ended April 30, 2022, stock-based compensation relating to target performance based restricted stock units (the “PRSU”s) totaled $73,269 and $219,958 (three and nine months ended April 30, 2021: $37,544 and $112,632), respectively. As of April 30, 2022, outstanding unvested PRSUs totaled 1,250,451 ( July 31, 2021: 1,250,451), and unrecognized compensation costs relating to unvested PRSUs totaled $475,190, which is expected to be recognized over a period of approximately 1.44 years.

Stock-Based Compensation

A summary of stock-based compensation expense is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Stock-Based Compensation for Consultants
Common stock issued to consultants	$158,313	$229,047	$664,015	$468,364
Amortization of stock option expenses	37,130	54,593	173,705	224,295
	195,443	283,640	837,720	692,659
Stock-Based Compensation for Management
Amortization of stock option expenses	91,033	154,531	382,190	614,579
Amortization of RSU and PRSU expenses	255,933	300,514	780,264	919,270
	346,966	455,045	1,162,454	1,533,849
Stock-Based Compensation for Employees
Common stock issued to employees	281,796	264,484	893,803	738,996
Amortization of stock option expenses	127,190	164,558	632,284	798,796
	408,986	429,042	1,526,087	1,537,792
	$951,395	$1,167,727	$3,526,261	$3,764,300

NOTE 14:          SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

During the three and nine months ended April 30, 2022, we recorded sales of $9,800,000 and $22,946,000, respectively, from the sales of 200,000 and 500,000 pounds, respectively, of our uranium concentrate inventory. During the three and nine months ended April 30, 2022, we recorded revenue from toll processing services totaling $92,310 and $137,235, respectively, which was generated from processing uranium resins according to a toll processing agreement that we inherited from the U1A Acquisition.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

The table below provides a breakdown of sales and service revenue and cost of sales and service revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Sales of purchased uranium inventory	$9,800,000	$-	$22,946,000	$-
Revenue from toll processing services	92,310	-	137,235	-
Total sales and service revenue	$9,892,310	$-	$23,083,235	$-

Cost of purchased uranium inventory	$(6,477,830)	$-	$(15,688,600)	$-
Cost of toll processing services	(76,924)	-	(114,362)	-
Total cost of sales and services	$(6,554,754)	$-	$(15,802,962)	$-

NOTE 15:          INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of the basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
Numerator	2022	2021	2022	2021
Net Income (Loss) for the Period	$7,344,738	$(4,590,161)	$(203,355)	$(13,014,757)

Denominator
Basic Weighted Average Number of Shares	281,668,948	218,822,085	265,709,463	202,304,157
Dilutive Effect of Stock Awards and Warrants	10,092,007	-	-	-
Diluted Weighted Average Number of Shares	291,760,955	218,822,085	265,709,463	202,304,157

Net Income (Loss) Per Share - Basic	$0.03	$(0.02)	$(0.00)	$(0.06)
Net Income (Loss) Per Share - Diluted	$0.03	$(0.02)	$(0.00)	$(0.06)

We recorded net loss for the nine months ended April 30, 2022 and for three and nine months ended April 30, 2021. As such, all outstanding stock options, RSUs, PRSUs and share purchase warrants for these periods were excluded from the calculation of the diluted loss per share since their effects would be anti-dilutive.

NOTE 16:          SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As of April 30, 2022, our long-term assets located in the United States totaled $196,574,348 or 83% of our total long-term assets of $237,990,983.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

The tables below provide a breakdown of the long-term assets by geographic segments:

	April 30, 2022
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,420,036	$4,677,477	$141,941,693	$176,971	$982,358	$15,013,586	$175,212,121
Property, Plant and Equipment	7,011,036	-	13,038,394	-	30,670	369,129	20,449,229
Restricted Cash	1,948,704	15,000	12,074,391	-	-	-	14,038,095
Equity-Accounted Investment	-	-	-	-	24,829,322	-	24,829,322
Other Non-Current Assets	1,462,793	-	1,807,853	-	191,570	-	3,462,216
Total Long-Term Assets	$22,842,569	$4,692,477	$168,862,331	$176,971	$26,033,920	$15,382,715	$237,990,983

	July 31, 2021
	United States
Balance Sheet Items	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,421,161	$4,627,477	$31,527,870	$146,971	$546,938	$14,513,586	$63,784,003
Property, Plant and Equipment	6,645,905	-	312,763	-	34,036	365,333	7,358,037
Restricted Cash	1,948,704	15,000	73,973	-	-	-	2,037,677
Equity-Accounted Investment	-	-	-	-	20,729,674	-	20,729,674
Other Non-Current Assets	522,306	-	16,000	-	48,026	-	586,332
Total Long-Term Assets	$21,538,076	$4,642,477	$31,930,606	$146,971	$21,358,674	$14,878,919	$94,495,723

The tables below provide a breakdown of our operating results by geographic segments for the three and nine months ended April 30, 2022 and 2021. All intercompany transactions have been eliminated.

	Three Months Ended April 30, 2022
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Sales and service revenue	$-	$-	$92,310	$9,800,000	$-	$-	$9,892,310
Cost of sales and service revenue	-	-	(76,924)	(6,477,830)	-	-	(6,554,754)
Gross profit	-	-	15,386	3,322,170	-	-	3,337,556

Operating Costs:
Mineral property expenditures	1,444,597	38,862	1,154,402	18,534	(4)	256,127	2,912,518
General and administrative	1,841,397	3,720	295,310	447	841,833	10,829	2,993,536
Acquisition-related costs	-	-	622,297	-	-	-	622,297
Depreciation, amortization and accretion	96,446	-	389,452	-	4,029	1,371	491,298
Total operating costs	3,382,440	42,582	2,461,461	18,981	845,858	268,327	7,019,649
Income (loss) from operations	(3,382,440)	(42,582)	(2,446,075)	3,303,189	(845,858)	(268,327)	(3,682,093)

Other income (expenses)	(30,601)	(4,611)	(82,088)	-	11,142,028	998	11,025,726
Income (loss) before income taxes	$(3,413,041)	$(47,193)	$(2,528,163)	$3,303,189	$10,296,170	$(267,329)	$7,343,633

	Three Months Ended April 30, 2021
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Operating Costs:
Mineral property expenditures	$1,010,005	$30,996	$215,725	$16,335	$92	$205,601	$1,478,754
General and administrative	2,601,113	3,720	26,513	230	645,028	9,597	3,286,201
Depreciation, amortization and accretion	89,415	-	3,719	-	3,858	1,194	98,186
Total operating costs	3,700,533	34,716	245,957	16,565	648,978	216,392	4,863,141
Loss from operations	(3,700,533)	(34,716)	(245,957)	(16,565)	(648,978)	(216,392)	(4,863,141)

Other income (expenses)	(613,705)	(4,611)	(2,770)	-	893,129	-	272,043
Loss before income taxes	$(4,314,238)	$(39,327)	$(248,727)	$(16,565)	$244,151	$(216,392)	$(4,591,098)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

	Nine Months Ended April 30, 2022
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Sales and service revenue	$-	$-	$137,235	$22,946,000	$-	$-	$23,083,235
Cost of sales and service revenue	-	-	(114,362)	(15,688,600)	-	-	(15,802,962)
Gross profit	-	-	22,873	7,257,400	-	-	7,280,273

Operating Costs:
Mineral property expenditures	3,701,923	96,711	2,017,338	55,294	2,956	803,985	6,678,207
General and administrative	6,925,671	11,160	479,118	1,187	2,377,353	31,196	9,825,685
Acquisition-related costs	-	-	3,267,277	-	-	-	3,267,277
Depreciation, amortization and accretion	275,701	-	701,293	-	11,534	4,190	992,718
Total operating costs	10,903,295	107,871	6,465,026	56,481	2,391,843	839,371	20,763,887
Income (loss) from operations	(10,903,295)	(107,871)	(6,442,153)	7,200,919	(2,391,843)	(839,371)	(13,483,614)

Other income (expenses)	(1,061,986)	(14,146)	(125,282)	-	14,475,207	2,829	13,276,622
Income (loss) before income taxes	$(11,965,281)	$(122,017)	$(6,567,435)	$7,200,919	$12,083,364	$(836,542)	$(206,992)

	Nine Months Ended April 30, 2021
Statement of Operations	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Operating Costs:
Mineral property expenditures	$2,089,848	$93,472	$485,791	$52,740	$7,663	$412,258	$3,141,772
General and administrative	6,664,190	11,545	64,232	948	1,563,657	32,021	8,336,593
Depreciation, amortization and accretion	268,159	-	11,157	-	13,138	2,510	294,964
Total operating costs	9,022,197	105,017	561,180	53,688	1,584,458	446,789	11,773,329
Loss from operations	(9,022,197)	(105,017)	(561,180)	(53,688)	(1,584,458)	(446,789)	(11,773,329)

Other income (expenses)	(2,031,541)	(14,146)	(8,336)	-	804,800	5,001	(1,244,222)
Loss before income taxes	$(11,053,738)	$(119,163)	$(569,516)	$(53,688)	$(779,658)	$(441,788)	$(13,017,551)

NOTE 17:          SUBSEQUENT EVENT

On June 13, 2022, we entered into a definitive arrangement agreement (the “UEX Agreement”) pursuant to which we plan to acquire all of the issued and outstanding common shares of UEX Corporation (“UEX” – TSX: UEX) by way of statutory plan of arrangement (the “Arrangement”) under the Canada Business Corporations Act. Under the terms of the UEX Agreement, each holder of the common shares of UEX (each, a “UEX Share”) will receive 0.0831 of one share of our common stock in exchange for each UEX Share.  At closing, our existing shareholders and UEX shareholders will own approximately 86.3% and 13.7%, respectively, of the Company based on our current outstanding common shares.

UEX intends to call a meeting of shareholders to be held in August 2022 to seek shareholder approval for the Arrangement (the “UEX Meeting”). Completion of the Arrangement will require:

●	approval of at least 66 2/3% of the votes cast by UEX shareholders at the UEX Meeting, and
●

approval of a simple majority of the votes cast by UEX shareholders at the UEX Meeting, excluding votes from certain management shareholders, as required under the Canadian Securities Administrators Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.

Completion of the Arrangement is also subject to the receipt of court and stock exchange approvals, and other customary closing conditions for transactions of this nature, such as Investment Canada approval. The UEX Agreement also provides for, among other things, non-solicitation covenants, with “fiduciary out” provisions that allow UEX to consider and accept a superior proposal, subject to a “right to match period” in our favor. The UEX Agreement also provides for a termination fee of $8.25 million to be paid by UEX to us if the Agreement is terminated in certain specified circumstances.  In addition, under the UEX Agreement UEC has agreed to provide UEX with CA$5 million interim funding by way of a private placement of UEX Shares at a price of CA$0.43 per UEX Share or such other price as the parties may reasonably agree, subject to regulatory approval.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2022
(Unaudited – Expressed in U.S. Dollars)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the nine months ended April 30, 2022, and our Form 10-K Annual Report for the fiscal year ended July 31, 2021, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2021, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2021, our most recently completed year end, to April 30, 2022, and our results of operations for the three and nine months ended April 30, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2021.

Business

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2021.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have one uranium mine located in the State of Texas, the Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake. We have one uranium processing facility located in the State of Texas, the Hobson Processing Facility, which processes material from the Palangana Mine into drums of U3O8, for shipping to a third-party storage and sales facility. As of April 30, 2022, we had no uranium supply or off-take agreements in place.

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

On December 17, 2021, we completed the acquisition of all the issued and outstanding shares of U1A (now UEC Wyoming Corp.) for total cash consideration of $128,494,545. The UEC Wyoming Portfolio primarily consists of 12 projects located in Wyoming, six of which are located in the Powder River Basin with four fully permitted, and six of which are located in the Great Divide Basin. The UEC Wyoming Portfolio also consists of dozens of under-explored, mineralized brownfield projects, backed by detailed databases of historic uranium exploration and development programs, thus greatly enhancing the potential for resource expansion. The U1A Acquisition creates a Wyoming hub-and-spoke operation for UEC, anchored by UEC Wyoming’s Irigaray Processing Facility with a licensed capacity of 2.5 million pounds U3O8 per year. Refer to Note 3: Acquisition of Uranium One Americas, Inc. of the Condensed Consolidated Financial Statements for the three and nine months ended April 30, 2022.

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

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven to more of a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at approximately $53.00 per pound at April 30, 2022 (Ux U3O8 Daily Price). Production curtailments, mine closures from several global producers and COVID-19 pandemic related shutdowns have lowered annual uranium production over the past few years from approximately 141 million pounds in 2019 to about 123 million pounds in 2021. Global supply and demand projections show a structural deficit between production and utility requirements averaging about 40 million pounds a year over the next 10 years and increasing thereafter (UxC 2022 Q1 Uranium Market Outlook). The current gap is being filled with secondary market sources, including finite inventory that is projected to decline in coming years. As secondary supplies diminish, new production will be needed to meet utility demand and will require higher prices to stimulate new mining activity with market prices still below incentive prices for many producers. Uranium supply has become more complicated due to Russia’s invasion of Ukraine as Russia is a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, pending legislation and buyer avoidance of Russian fuel is causing a fundamental change to the nuclear fuel markets. We believe this is likely to result in a bifurcation of the uranium market, increasing an already notable supply gap for western utilities. Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. While these situations are still unfolding, market analysis is pointing towards at least the U.S. utilities beginning to shift more interest in the security of supply with domestic production.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 63 new reactors connected to the grid since 2013 and another 55 reactors under construction as of May 2022 (PRIS and WNA May 2022 data). In the 2021 edition of the World Energy Outlook, the International Energy Agency's “Stated Policies Scenario” projected installed nuclear capacity growth of over 26% from 2020 to 2050 (reaching about 525 GWe). Additional upside market pressure also appears to be emerging as utilities finally return to a longer-term contracting cycle to replace expiring contracts, something the market has not experienced for several years. In a more recent market development, financial entities and various producers, including our Company, have been purchasing significant quantities of drummed uranium inventory, further removing excess near term supplies. As mentioned above, the Russian invasion of Ukraine is also a factor and is likely to increase the demand for supply from regions with less geopolitical risk.

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic and for the protection of our employees, we have arranged for our teams at our Vancouver, Corpus Christi, Wyoming and Paraguay offices to work remotely. In the meantime, we continued to operate our Palangana Mine and recently acquired Christensen Ranch Mine at a reduced pace to capture residual uranium only and we continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

Results of Operations

The financial information included in the following discussion and analysis of financial condition and results of operations during the three and nine months ended April 30, 2022, compared to the same periods in Fiscal 2021, as well as the results of operations of UEC Wyoming since the closing of the U1A Acquisition on December 17, 2021.

During the three and nine months ended April 30, 2022, we recorded sales and service revenue of $9,892,310 and $23,083,235, respectively, and realized gross profit of $3,337,556 and $7,280,273, respectively. No sales and service revenues were recorded during the three and nine months ended April 30, 2021.

During the three and nine months ended April 30, 2022, we recorded net income of $7,344,738 ($0.03 per share) and net loss of $203,355 ($0.00 per share) and losses from operations of $3,682,093 and $13,483,614, respectively. For the three and nine months ended April 30, 2021, we recorded net losses of $4,590,161 ($0.02 per share) and $13,014,757 ($0.06 per share) and losses from operations of $4,863,141 and $11,773,329, respectively.

During the three and nine months ended April 30, 2022, we continued with our strategic plan for reduced operations at our Palangana Mine and, since the closing of the U1A Acquisition, we continued reduced operations at the Christensen Ranch Mine to capture residual pounds of U3O8 only.  As a result, no U3O8 extraction or processing costs were capitalized to inventories during the three and nine months ended April 30, 2022.

During the nine months ended April 30, 2022, we entered into agreements to purchase 1,800,000 pounds of uranium concentrate inventories under our Physical Uranium Program and received 1,100,000 pounds of uranium concentrate inventories at a total cost of $43,699,040. As at April 30, 2022, the total carrying value of our inventories was $57,411,334 (July 31, 2021: $29,172,480).

Sales and Service Revenue

During the three and nine months ended April 30, 2022, we recorded sales of $9,800,000 and $22,946,000, respectively, from the sale of 200,000 and 500,000 pounds of uranium concentrate inventory, respectively. In addition, we recorded revenue from toll processing services of $92,310 and $137,235, respectively, which was generated from processing uranium resins according to a toll processing agreement inherited from the U1A Acquisition. As a result, we realized gross profit of $3,337,556 and $7,280,273, respectively, representing a gross profit margin of $33.7% and 31.5%, respectively. No sales and service revenues were recorded during the three and nine months ended April 30, 2021.

The table below provides a breakdown of sales and service revenue and cost of sales and services:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Sales of purchased uranium inventory	$9,800,000	$-	$22,946,000	$-
Revenue from toll processing services	92,310	-	137,235	-
Total sales and service revenue	$9,892,310	$-	$23,083,235	$-

Cost of purchased uranium inventory	$(6,477,830)	$-	$(15,688,600)	$-
Cost of toll processing services	(76,924)	-	(114,362)	-
Total cost of sales and services	$(6,554,754)	$-	$(15,802,962)	$-

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

During the three and nine months ended April 30, 2022, mineral property expenditures totaled $2,912,518 and $6,678,207, respectively, of which $895,796 and $1,334,580, respectively, were mineral property expenditures incurred on the UEC Wyoming Portfolio since December 17, 2021.

During the three and nine months ended April 30, 2022, costs directly related to maintaining operational readiness and permitting compliance for our Palangana Mine, our Hobson Processing Facility and our recently acquired Christensen Ranch Mine and Irigaray Processing Facility totaled $777,389 and $1,517,302, respectively. During the three and nine months ended April 30, 2021, mineral property expenditures totaled $1,478,754 and $3,141,772, respectively, of which $238,015 and $678,082, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility.

During the nine months ended April 30, 2022, we continued the drilling campaign and drilled 89 exploration holes and cased 30 wells totaling 58,240 feet at our Burke Hollow Project.

The following table provides mineral property expenditures on our projects for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Mineral Property Expenditures
Palangana Mine	$299,727	$216,791	$811,443	$648,459
Burke Hollow Project	938,789	626,695	2,356,485	942,311
Goliad Project	42,230	51,437	171,670	168,493
Longhorn Project	15,381	2,289	22,831	6,866
Salvo Project	4,452	7,672	14,601	23,537
Anderson Project	27,335	19,469	59,944	58,360
Workman Creek Project	8,167	8,168	24,922	24,533
Slick Rock Project	12,993	12,994	39,477	39,123
Reno Creek Project	258,606	215,725	682,758	485,791
Allemand Ross Project	90,387	-	139,276	-
Christensen Ranch Mine	513,663	-	776,890	-
Ludeman Project	78,680	-	124,957	-
Moore Ranch Project	55,982	-	74,529	-
Yuty Project	33,349	7,129	53,961	21,457
Oviedo Project	145,853	109,676	468,447	256,091
Alto Paraná Titanium Project	76,925	88,796	281,577	134,710
Other Mineral Property Expenditures	309,999	111,913	574,439	332,041
	$2,912,518	$1,478,754	$6,678,207	$3,141,772

General and Administrative

During the three months ended April 30, 2022, general and administrative expenses totaled $2,993,536, which decreased by $292,665 compared to $3,286,201 for the three months ended April 30, 2021, primarily due to a decrease in corporate development and investor relation expenses. During the nine months ended April 30, 2022, general and administrative expenses totaled $9,825,685, which increased by $1,489,092 compared to $8,336,593 for nine months ended April 30, 2021, primarily resulting from increases in salaries and management fees, increase in professional fees, inclusion of expenses related to UEC Wyoming’s operations and recognition of foreign exchange losses.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and nine months ended April 30, 2022, salaries and management fees totaled $733,683 and $2,243,126, respectively, which increased by $216,800 and $980,973 compared to $516,883 and $1,262,153, respectively, for the three and nine months ended April 30, 2021, which was primarily the result of the reinstatement of salaries and management fees and corporate-wide salary increases to adjust for inflation, as well as additional salary expenses related to the recently acquired UEC Wyoming’s operations;

●

for the three months ended April 30, 2022, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,037,074, which decreased by $344,275 compared to $1,381,349 for the three months ended April 30, 2021, which was primarily the result of a decrease in expenses related to investor relations and consulting services, offset by expenses incurred by UEC Wyoming operations. For the nine months ended April 30, 2022, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $3,114,581, which increased by $362,654 compared to $2,751,927 for the nine months ended April 30, 2021, which was primarily the result of increases in expenses for office, administration and insurance and including expenses for UEC Wyoming’s operations;

●

for the three months ended April 30, 2022, we recorded a foreign exchange gain of $6,515, compared to a foreign exchange loss of $19,635 for the three months ended April 30, 2021. For the nine months ended April 30, 2022, we recognized foreign exchange losses of $344,653, which increased by $293,350 compared $51,303 for the nine months ended April 30, 2021, primarily as a result of foreign currency transactions;

●

for the three and nine months ended April 30, 2022, professional fees totaled $311,742 and $703,978, respectively, which increased by $111,135 and $197,068 compared to $200,607 and $506,910, respectively, for the three and nine months ended April 30, 2021. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●

for the three and nine months ended April 30, 2022, stock-based compensation totaled $917,552 and $3,419,347, respectively, which decreased by $250,175 and $344,953 compared to $1,167,727 and $3,764,300, respectively, for the three and nine months ended April 30, 2021. Stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in prior fiscal years using the graded vesting method.

Acquisition-related Costs

During the three and nine months ended April 30, 2022, in connection with the U1A Acquisition, we incurred acquisition-related costs of $622,297 and $3,267,277, respectively.

Depreciation, amortization and accretion

During the three and nine months ended April 30, 2022, depreciation, amortization and accretion totaled $491,298 and $992,718, respectively, which increased by $393,112 and $697,754 compared to $98,186 and $294,964 for the three and nine months ended April 30, 2021, respectively, primarily due to depreciation of the plant and equipment acquired as a result of the U1A Acquisition.

Other Income and Expenses

Interest and Finance Costs

During the three and nine months ended April 30, 2022, interest and finance costs totaled $144,519 and $1,242,233, respectively, which decreased by $491,659 and $1,114,586 compared to $636,178 and $2,356,819 for the three and nine months ended April 30, 2021, respectively.

For the three and nine months ended April 30, 2022, interest paid on long-term debt totaled $Nil and $408,889, respectively, which decreased by $274,222 and $642,222 compared to $274,222 and $1,051,111, respectively, for the three and nine months ended April 30, 2021. For the three and nine months ended April 30, 2022, amortization of debt discount totaled $Nil and $524,769, respectively, which decreased by $296,401 and $597,327 compared to $296,401 and $1,122,096 for the three and nine months ended April 30, 2021, respectively. Decreases in interest on long-term debt and amortization of debt discount were the result of the decrease in the outstanding principal amount of our long-term debt during the three and nine months ended April 30, 2022 compared to the three and nine months ended April 30, 2021.

For the three and nine months ended April 30, 2022, surety bond premiums totaled $132,879 and $273,791, respectively, which increased by $84,161 and $134,994 compared to $48,718 and $138,797, for the three and nine months ended April 30, 2021, respectively. The increase was primarily a result of assumed surety bond collateral amounts from the U1A Acquisition.

Income from Equity-Accounted Investment

During the three and nine months ended April 30, 2022 and 2021, income from our equity-accounted investment comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Share of income from URC	$800,445	$456,132	$983,162	$353,440
Gain on dilution of ownership interest	1,158,239	413,881	3,730,421	413,881
Total	$1,958,684	$870,013	$4,713,583	$767,321

Debt Receivable Recovery

During the three and nine months ended April 30, 2022, we recognized a recovery of $9,171,033 and $9,171,033, respectively, on debt receivable as a result of  the Anfield Debt Settlement.  Refer to Note 3: Acquisition of Uranium One Americas, Inc.

Realized Gain on Available-for-Sale Security

During the nine months ended April 30, 2022, we recorded a gain of $547,152 from the sale of an available-for-sale security. No gain was recorded for the nine months ended April 30, 2021.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021
Net income (loss)	$7,344,738	$(5,474,267)	$(2,073,826)	$(1,799,053)
Total comprehensive income (loss)	7,205,544	(6,092,177)	(1,930,657)	(2,227,462)
Basic income (loss) per share	0.03	(0.02)	(0.01)	(0.01)
Diluted income (loss) per share	0.03	(0.02)	(0.01)	(0.01)
Total assets	330,793,380	302,217,146	232,718,651	169,541,085

Liquidity and Capital Resources

	April 30, 2022	July 31, 2021
Cash and cash equivalents	$23,754,031	$44,312,780
Current assets	92,802,397	75,045,362
Current liabilities	4,631,428	13,269,210
Working capital	88,170,969	61,776,152

During the nine months ended April 30, 2022, we received net proceeds of $149,200,901 from our ATM Offerings and $3,549,059 from the exercise of stock options and share purchase warrants.  As at April 30, 2022, we had working capital of $88,170,969 after $113,587,952 net cash used in the U1A Acquisition and $10,000,000 repayment of our long-term debt principal.  Subsequent to April 30, 2022, we received further cash proceeds of $7,309,084 under the November 2021 ATM Offering and $9,171,033 from the Anfield Debt Settlement.

As of April 30, 2022, we had uranium inventory purchase commitments of 3.4 million pounds with a total purchase price of $134.2 million, of which $49.4 million will become due in the next 12 months from the date of this Quarterly Report.

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

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations. We have also relied, to a limited extent, on cash flows generated from our mining activities during the years ended July 31, 2015 (“Fiscal 2015), 2013 (“Fiscal 2013) and 2012 (“Fiscal 2012”). During the nine months ended April 30, 2022, we received cash proceeds of $22.9 million from the sale of purchased uranium inventories under our Physical Uranium Program. However, we have yet to achieve profitability or develop positive cash flow from operations and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. In the future we may also rely on cash flows generated from the sales of our uranium concentrate inventories to fund our operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability, whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

During the three and nine months ended April 30, 2022, we issued 4,800,000 and 43,295,536 shares of the Company’s common stock under our 2021 ATM Offerings for net cash proceeds of $18,557,112 and $149,200,901, respectively.

Subsequent to April 30, 2022, we issued 2,102,000 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $7,309,084.

Credit Facility

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement with our Lenders, whereby we and the Lenders agreed to certain further amendments to our Credit Facility, under which initial funding of $10,000,000 was received by the Company upon closing of the Credit Facility on July 30, 2013, and additional funding of $10,000,000 was received by the Company upon closing of the amended Credit Facility on March 13, 2014. The Credit Facility was non-revolving with an amended term of 8.5 years since inception maturing on January 31, 2022, subject to an interest rate of 8% per annum, compounded and payable on a monthly basis. The Third Amended and Restated Credit Agreement superseded, in their entirety, our Second Amended and Restated Credit Agreement dated and effective February 9, 2016, our Amended and Restated Credit Agreement dated and effective March 13, 2014, and our Credit Agreement dated and effective July 30, 2013 with our Lenders.

During Fiscal 2021, we made voluntary payments totaling $10,000,000 to certain Lenders, which decreased the principal balance outstanding to $10,000,000 as at July 31, 2021. On January 31, 2022, we repaid the remaining principal amount of $10,000,000 to our remaining Lender, which decreased the outstanding principal balance to $Nil as at January 31, 2022 and April 30, 2022.

During the nine months ended April 30, 2022, and pursuant to the terms of the Third Amended and Restated Credit Agreement, we issued 161,594 shares with a fair value of $600,000 as payment of anniversary fees to our remaining Lender.

Operating Activities

During the nine months ended April 30, 2022, net cash used in operating activities was $37,038,495, of which $28,046,839 was for net cash used for our uranium concentrate inventory and $1,716,419 was for acquisition-related costs for the U1A Acquisition. Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments, as well as cash used for UEC Wyoming’s operating activities. During the nine months ended April 30, 2021, net cash used in operating activities was $35,250,208, of which $26,193,818 was for purchases of uranium inventory and the balance for mineral property expenditures, general and administrative expenses and interest payments.

Financing Activities

During the nine months ended April 30, 2022, net cash provided by financing activities totaled $142,607,235, comprised of net proceeds of $149,200,901 from the 2021 ATM Offerings and net proceeds of $3,549,059 from the exercise of stock options and share purchase warrants, offset by the $10,000,000 repayment of long-term debt principal under our Credit Facility and $142,725 in payments for a promissory note. During the nine months ended April 30, 2021, net cash provided by financing activities totaled $78,453,548, primarily from net proceeds of $83,842,281 from various share offerings, and net proceeds of $4,709,470 from the exercise of stock options and share purchase warrants, which were offset by $10,000,000 in the voluntary payment to our Lenders under our Credit Facility, and payments of $98,203 for other loans.

Investing Activities

During the nine months ended April 30, 2022, net cash used by investing activities totaled $114,127,071, comprised of net cash used in the U1A Acquisition of $113,587,952, cash used in investment in an available-for-sale security of $9,433,068, cash used for investment in mineral rights and properties of $589,901, and cash used for the purchase of property, plant and equipment of $515,520, offset by cash proceeds of $9,980,220 from sales of an available-for-sale security and $19,150 from the disposition of assets. During the nine months ended April 30, 2021, net cash used by investing activities totaled $4,222,266, primarily for cash used for the investment in term deposits of $10,000,000, cash used for the purchase of property, plant and equipment of $142,266, and cash used for investment in mineral rights and properties of $80,000, offset by cash received from the redemption of term deposits of $6,000,000.

Stock Options and Warrants

As of April 30, 2022, we had stock options outstanding representing 7,881,351 shares at a weighted-average exercise price of $1.21 per share, and share purchase warrants outstanding representing 3,982,779 shares at a weighted-average exercise price of $1.91 per share. As of April 30, 2022, outstanding stock options and warrants, which are all in-the-money, represented a total 11,864,130 shares issuable for gross proceeds of approximately $17.0 million should these stock options and warrants be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with a Related Party

During the three and nine months ended April 30, 2022, we incurred $1,586 and $5,961, respectively, and for the three and nine months ended April 30, 2021: $17,900 and $52,041, respectively, in general and administrative costs paid to Blender, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As at April 30, 2022, the amount owing to Blender was $Nil (July 31, 2021: $843).

Material Commitments

Uranium Purchase Commitments

During the nine months ended April 30, 2022, we entered into agreements to purchase 1,800,000 pounds of uranium concentrate inventories under our Physical Uranium Program.

Our uranium concentrate purchase commitments at the date of this Quarterly Report are as follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2022	-	$-
Fiscal 2023	1,605,000	59,509,000
Fiscal 2024	895,000	38,913,250
Fiscal 2025	600,000	23,120,000
Fiscal 2026	100,000	3,620,000
Total	3,200,000	$125,162,250

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

Subsequent Events

Subsequent to April 30, 2022, we issued 2,102,000 shares of the Company’s common stock under our November 2021 ATM Offering for net cash proceeds of $7,309,084.

Subsequent to April 30, 2022, we received 200,000 pounds of uranium concentrate inventories at a total purchase price of $9,080,000 under our Physical Uranium Program.

On June 7, 2022, we closed the Anfield Debt Settlement whereby we received $9,171,033 in cash and 96,272,918 Anfield Units.  Additionally, we completed the Swap Agreement whereby we will receive from Anfield 25 ISR uranium projects located in Wyoming in exchange for UEC’s Slick Rock and Long Park projects located in Colorado. Refer to Note 3: Acquisition of Uranium One Americas, Inc. to the Condensed Consolidated Financial Statements herein.

On June 13, 2022, we entered into the UEX Agreement pursuant to which we plan to acquire all of the issued and outstanding common shares of UEX by way of statutory plan of arrangement under the Canada Business Corporations Act.   Under the terms of the UEX Agreement, each holder of UEX Share will receive 0.0831 of one share of our common stock in exchange for each UEX Share.  Refer to Note 17: Subsequent Event to the Condensed Consolidated Financial Statements herein.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative operating cash flow and accumulated deficit to date. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $291.8 million as of April 30, 2022. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 we produced during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventories and toll processing services totaling $23.1 million during the nine months ended April 30, 2022, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As of April 30, 2022, we had working capital of $88.2 million including cash and cash equivalents of $23.8 million and uranium inventory holdings of $57.0 million. Subsequent to April 30, 2022, we received further cash proceeds of $7.3 million under the November 2021 ATM Offering and $9.2 million from the Anfield Debt Settlement. We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern beyond those 12 months will be dependent upon our ability to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

During the nine months ended April 30, 2022, we continued to operate our Palangana Mine and our recently acquired Christensen Ranch Mine at a reduced pace since implementing our strategic plan in September 2013 to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to generate revenue from our ISR Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moor Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

Exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties with many beyond our control and including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: (i) delays, reductions or stoppages in our mining activities; (ii) increased capital and/or extraction costs; (iii) damage to, or destruction of, our mineral projects, extraction facilities or other properties; (iv) personal injuries; (v) environmental damage; (vi) monetary losses; and (vii) legal claims.

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

We are responsible for certain remediation and decommissioning activities in the future primarily for our Hobson Processing Facility, our Palangana Mine and our recently acquired Christensen Ranch Mine and Irigaray Processing Facility, and have recorded a liability of $17.1 million on our balance sheets as at April 30, 2022, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 1, Legal Proceedings, herein. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

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

Proposed legislation in the U.S. Congress, including changes in U.S. tax law, may adversely impact the Company and the value of shares of our common stock.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect the Company or holders of shares of our common stock. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact the Company’s financial performance and the value of shares of our common stock. In particular, new proposed legislation known as the “Build Back Better Act” is under consideration within both houses of U.S. Congress. The proposed legislation includes, without limitation, new corporate minimum income taxes. If enacted, most of the proposals would be effective for 2022 or later years. The proposed legislation remains subject to change, and its impact on the Company and investors who purchase shares of our common stock is uncertain.

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

We are authorized to issue 750,000,000 shares of common stock of which 284,077,874 shares were issued and outstanding as of April 30, 2022. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended April 30, 2022, we issued the following securities that were not registered under the Securities Act:

●

on March 31, 2022, we issued an aggregate of 2,854 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $4.73 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended April 30, 2022, the Company’s ISR Mines were not subject to regulation by the Mine Safety Act.

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
Date: June 14, 2022

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: June 14, 2022