Form 10-K
period 2022-07-31
URANIUM ENERGY CORP
filed 2022-09-29
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.61 on January 31, 2022) was approximately $725,158,707.

The registrant had 345,766,062 shares of common stock outstanding as of September 27, 2022.

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
●

our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including our Palangana Mine and our recently acquired Christensen Ranch Mine (collectively, the “ISR Mines”);

●	our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects including our ISR Mines;
●	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
●	our ability to obtain adequate additional financing including access to the equity and credit markets;
●	our ability to remain in compliance with the terms of our indebtedness; and
●	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against the Company.

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

CAUTIONARY NOTE TO U.S. RESIDENTS CONCERNING DISCLOSURE OF MINERAL RESOURCES

The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and its only trading market is the NYSE American.  However, because the Company is a reporting issuer in Canada, certain prior regulatory filings required of the Company in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws.  Unless otherwise indicated, all Company resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum classification system.  NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

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

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101.  The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2022, and earlier in certain circumstances.  The Company believes that it is now complying with the New Rule in accordance with the filing of this Annual Report and its related filings.

REFERENCES

As used in this Annual Report: (i) the terms “we”, “us”, “our”, “Uranium Energy”, “UEC” and the “Company” mean Uranium Energy Corp., including our wholly-owned subsidiaries and a controlled partnership; (ii) “SEC” refers to the United States Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

v

PART I

Item 1. Business

Uranium Energy Corp. (UEC: NYSE AMERICAN) is a fast growing, uranium mining company listed on the NYSE American. UEC is working towards fueling the global demand for carbon-free nuclear energy, a key solution to climate change, and energy source for the low-carbon future.

UEC is a pure-play uranium company and is advancing its next generation of low-cost, environmentally friendly, In-Situ Recovery (“ISR”) mining uranium projects. The Company has two extraction ready ISR hub and spoke platforms in South Texas and Wyoming, anchored by fully licensed and operational processing capacity at its Hobson and Irigaray plants.

UEC also has seven U.S. ISR uranium projects with all of their major permits in place, with additional diversified holdings of uranium assets across the U.S., Canada and Paraguay.

We believe nuclear energy will continue to be an important part of the energy transition and the energy mix of a future low carbon economy. As such, we are focused on scaling our business to meet the future energy needs for nuclear in the U.S. and globally.

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

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. On December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. (“STMV”), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. On May 24, 2011, we acquired a 100% interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. On September 9, 2011, we acquired a 100% interest in Concentric Energy Corp. (“Concentric”), a private company incorporated in the State of Nevada.  On March 30, 2012, we acquired a 100% interest in Cue Resources Ltd. (“Cue”), a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. On March 4, 2016, we acquired a 100% interest in JDL Resources Inc., a private company incorporated in the Cayman Islands. On July 7, 2017, we acquired a 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in the Cayman Islands. On August 9, 2017, we acquired a 100% interest in AUC Holdings (US), Inc. (“AUC”). On January 31, 2018, we incorporated a wholly-owned subsidiary, UEC Resources (SK) Corp., under the laws of the Province of Saskatchewan, Canada. On December 17, 2021, we acquired a 100% interest in Uranium One Americas, Inc. (“U1A”) (now UEC Wyoming Corp.).

Our principal office is located at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3.

General Business

UEC’s goal is to provide the much needed fuel for the global energy transition. The International Energy Outlook projects that worldwide electricity generation will grow by 1.8% per year, through to 2050. As the global community calls on all governments and industries to curb their carbon emissions to stop the effects of climate change, there is growing need to combine intermittent renewable energy sources, such as wind and solar, with one or more “firm” zero-carbon sources, such as nuclear energy, to ensure the affordability and accessibility of the net-zero electricity grid.

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.  We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.  We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of uranium oxide (“U3O8”), or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from our ISR Mines into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  Since commencement of uranium extraction from our ISR Mines in November 2010 to July 31, 2022, our Hobson Processing Facility has processed 578,000 pounds of U3O8. As at July 31, 2022, we had no uranium supply or “off-take” agreements in place.

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

As at July 31, 2022, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

Physical Uranium Program

The Company is investing in building the next generation of low-cost and environmentally friendly uranium projects that will be competitive on a global basis. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we established a physical uranium portfolio (the “Physical Uranium Program”) and, as of the date of this Annual Report, have entered into agreements to purchase 5.5 million pounds of U.S. warehoused uranium of which various deliveries have, or are scheduled to occur, in March 2022 to December 2025 at the ConverDyn conversion facility located in Metropolis, Illinois, at a volume weighted average price of approximately $37.30 per pound.

Our Physical Uranium Program will support three objectives for our Company: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could compliment production and accelerate cash flows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S. origin specific opportunities which may command premium pricing due to the scarcity of domestic uranium. One such U.S. origin specific opportunity is the Company’s plan to participate in supplying the Uranium Reserve, as outlined in the Nuclear Fuel Working Group report published by the U.S. Department of Energy (the “UR”).

During the year ended July 31, 2022 (“Fiscal 2022”), we made significant advancements in various aspects of our operations, including:

●

we completed the acquisition of Uranium One Americas, Inc. (“U1A”) on December 17, 2021, pursuant to a Share Purchase Agreement dated November 8, 2021 (the “U1A Acquisition”). The acquisition of U1A (now UEC Wyoming Corp.) represented a unique opportunity to acquire an advanced asset base from a subsidiary of Uranium One Inc., one of the global leaders in the nuclear industry, and to double the Company’s production capacity in three key categories: total number of permitted U.S. ISR projects; resources; and processing infrastructure;

●	we repaid the remaining $10 million balance of our secured credit facility on January 31, 2022 and are now completely debt free;

●

we completed and filed technical report summaries (each, a “TRS report”) in accordance with Item 1302 of Regulation S-K (the “S-K 1300”) disclosing mineral resources for each of our Reno Creek, Wyoming ISR Hub and Spoke, Anderson and Yuty Projects on February 8, 2022, April 4, 2022, July 12, 2022 and July 19, 2022, respectively.

●	we launched our environmental, social and governance (“ESG”) program and achieved several key milestones;

●	we completed installation of the monitor well ring at Production Area 1 of our Burke Hollow Project;

●	the Company’s shares remain included on the Russell 2000 and Russell 3000 indexes; and

●

we secured an additional 1,816,000 pounds of U.S. warehoused uranium, expanding our Physical Uranium Program to 5.5 million pounds U3O8, with delivery dates out to December 2025 at a volume weighted average price of approximately $37.30 per pound.

Uranium Industry Background

Since the ratification of the Paris Agreement; a legally binding international treaty on climate change that was adopted by 196 parties in Paris on December 15, 2015 and entered into on November 6, 2016; the global community has embarked on a challenging but necessary journey to decarbonize the global energy mix in order to limit global warming to well below a two degree scenario compared to pre-industrial levels. The Paris Agreement reaffirms that developed countries should take the lead in providing financial assistance to countries that are less endowed and more vulnerable, while for the first time also encouraging voluntary contributions by other parties. Climate finance is needed for mitigation, because large-scale investments are required to significantly reduce emissions.

According to the International Energy Agency (“IEA”), in order to meet net-zero by 2050 global goals, the global community will need to halt sales of new internal combustion engine passenger cars by 2035, and phase out all unabated coal and oil power plants by 2040.

Nuclear energy will play a key role in the future energy mix, due to its consistency and reliability, which other carbon-free energy sources are unable to provide in their current form. According to research conducted by Harvard University, the Massachusetts Institute of Technology and the Organization for Economic Cooperation and Development, powering the grid with 100% renewables is not the most affordable path towards creating a carbon-free grid. Instead, this research has concluded that the best way to achieve net-zero emissions from the grid is to combine intermittent low-carbon sources, such as wind and solar, with one or more “firm” zero-carbon sources, such as nuclear energy (source: Nuclear Energy: Essential Clean Energy For a Low Carbon Economy, Nuclear Energy Institute).

The need for safe, reliable, pollution-free electricity continues to rise as the world’s population grows to new record levels. The world’s population of 8 billion in 2022 is projected to increase over 1% per year to a population near 8.6 billion by 2030. The need for more electricity and efforts to reach global climate change goals with clean energy sources are increasingly important drivers for the projected long-term increase in nuclear power and uranium demand.

There has been a new and vibrant interest in nuclear power as more countries realize that nuclear power is indispensable for decarbonizing the globe, stabilizing electrical grids and supplementing intermittent power sources. Elevated interest in nuclear power has also been one of the results of the Russian invasion of Ukraine with Russia cutting off gas supplies to Western Europe. The lack of alternative energy sources has exposed the risks to national security for these countries as a result of their Russian over dependency, and indigenous nuclear power is proving to be a good option to mitigate that threat. The world’s current operating fleet of nuclear power plants, in addition to the global growth in new reactors under construction and those planned, is testimony to the confidence in nuclear power to provide safe, highly reliable, economic and carbon free electricity as part of an overall energy supply mix.

The World Nuclear Association (“WNA”) reported: “nuclear reactors generated a total of 2653 TWh in 2021, up 100 TWh from 2553 TWh in 2020. This is the third highest ever total for global generation from nuclear… and reestablishes the upward trend in nuclear generation seen since 2012.” The IEA World Energy Outlook in 2021 projected “electricity generation growth of between 75% and 116% over 2020-2050 across its three main scenarios. In the report’s Sustainable Development Scenario, “nuclear generation increases by 2022 TWh (75%) over the same period, requiring capacity growth of about 254 GW, or 61%.” As of July 31, 2022, the IAEA Power Reactor Information System shows more than 6 GWe of new nuclear capacity has been added in 2022 while 1.85 GWe has been retired, and construction has begun on four new reactors this year with a total capacity of 4.6 GWe.

As of July 2022, WNA data showed a total of 443 nuclear reactors operable in 32 countries, with a combined capacity of about 394 GWe. Their data also showed 59 new reactors under construction, 89 reactors planned or on order and another 340 proposed. While most of the growth in nuclear power is coming from countries like China and Russia, there is also notable growth in other countries, including India and the United Arab Emirates. Some of these countries have embarked on sovereign-backed uranium acquisition programs, building inventory stockpiles for their future requirements. This also includes substantial long-term contracting with western suppliers and taking controlling interests in individual mines. In addition, Russia, China and South Korea are aggressively pursuing programs to sell their reactors around the globe. In many cases the sales agreements contain turnkey provisions, including uranium supply as a component of the reactor package that will require far more uranium than they currently produce. As such, they will need to carve out large supply sources in the coming years.

While global generation from nuclear power has eclipsed pre-Fukushima levels, Japan restarts have been slower than expected. As of August 1, 2022, a total of 26 reactors had applied for restart, including ten reactors that have restarted. More restarts are expected as Japan completes additional safety programs and ramps back up towards a policy goal of 20 to 22 percent of their total electrical generation from nuclear power by 2030. Japanese Prime Minister Fumio Kishida recently said he has asked for as many as nine nuclear reactors to be online this coming winter to help offset expected power shortages.

The United States has the world’s largest nuclear fleet and produces about 30% of the world’s nuclear generation. The U.S. Department of Energy (“DOE”) Energy Information Administration reported U.S. nuclear plants continued to be the nation’s most reliable energy source with an average capacity factor of more than 93 percent this past year. For context, capacity factors for other sources of energy were natural gas (54%), coal (49%), wind (35%) and solar (25%). In 2021, nuclear plants provided more than half of U.S carbon free energy and about 20% of its total generation. As of August 2022, the operating U.S. reactor fleet stands at 92 reactors, with two new commercial reactors under construction (Vogtle 3 and 4 in Georgia). While some U.S. reactors have been shut down prematurely, the overall generating capacity remains strong as a result of plant reactor upgrade programs and license extensions. In terms of uranium demand, the U.S. nuclear fleet is the world’s largest uranium consumer and has averaged about 46 million pounds of uranium a year over the past decade.

Regarding uranium supply, the WNA’s 2021 Fuel Report noted: “regardless of the particular scenario in the long term, the industry needs to at least double its development pipeline of new projects by 2040”. And they also noted: “Over the longer term, the Reference Scenario shows demand for uranium growing by 3.1% compound average growth rate.” The 2021 report also noted that in all scenarios “world reactor requirements for uranium in 2040 are approximately 12% higher” than in the previous 2019 report. World base case uranium demand is forecasted to be about 204 million pounds U3O8 in 2022, exceeding the 134 million pounds of projected production by about 70 million pounds (source: UxC 2022 Q2 UMO). While the difference between primary production and reactor demand is currently being filled with secondary market supplies, this is not a sustainable long-term supply source. Projections from UxC 2022 Q2 MO show secondary market supplies dropping to less than 24 million pounds per year over the next 4 years.

The U.S. uranium mining industry was formerly the world’s largest producer but is now producing virtually no uranium. The United States has become almost entirely dependent on foreign supply, with about 60% being imported from State Owned Enterprises (“SOE”) in Russia and other former Soviet Union (“FSU”) countries, including Kazakhstan and Uzbekistan. However, actions taken by the U.S. federal government over the past couple of years have culminated in a foundation for the industry to recover. Most notably, the prior administration established the U.S. Nuclear Fuel Working Group (“NFWG”) comprised of various government agencies “to develop recommendations for reviving and expanding domestic nuclear fuel production”.

The NFWG recommendations were released in a report entitled, “Restoring America’s Competitive Nuclear Energy Advantage”. The report broadly advocates for increased U.S. leadership in nuclear energy, both at home and abroad, with a focus on U.S. national security objectives that includes lessening dependence on SOE supply. Uranium mining is the starting point in the strategy with a program to purchase 17 to 19 million pounds of U.S. uranium for a strategic Uranium Reserve. That Administration’s policy outlined a 10-year, $1.5 billion UR program.  In 2020, the U.S. Congress approved $75 million for initial funding for fiscal year 2021. In July of 2022, the DOE National Nuclear Security Administration (“NNSA”) issued Requests for Proposals (“RFP”) to the U.S. producers that had produced uranium since 2009, for an initial quantity of up to 1 million pounds of domestic uranium. Results of the NNSA RFP are expected to be known this year at the end of September.

The global uranium market suffered a long downturn after peaking in 2007 at $138 per pound U3O8 that was followed by a rebound and then a subsequent drop of about 75% from early 2011 into the 2016 low of $17.75 per pound.  However, the market has been showing a slow recovery since, and was up by approximately 175% going into August 2022 from the 2016 low. Global fundamentals are in process of rebalancing the uranium market and driving an improvement in the price of uranium. Significant purchasing by producers to fill long-term supply contracts, as well as financial entities buying significant quantities of uranium for appreciation purposes, have all been contributing to the upward movement in uranium prices. Other factors that have affected global production include production shutdowns or reductions as a result of the COVID-19 pandemic that removed almost 20 million pounds of production in 2020 that will not be made up. While most of the impacted mines have or are in the process of ramping back up operations, there are still lingering factors affecting production. In early August, the world’s largest producer (Kazatomprom) announced the pandemic “disrupted the overall production supply chain in 2021, resulting in a shortage of certain production materials, such as reagents and piping which led to a shift in the commissioning schedule for new wellfields.”

This year the nuclear fuel markets have experienced a fundamental change after Russia invaded Ukraine with western utilities beginning an almost immediate shift away from Russian supply. Industry consultant “TradeTech” reported that the new trend “is foreshadowing a potential bifurcation in the nuclear fuel markets.” While the markets are still sorting out what all the impacts might be, one of the more likely postulated outcomes is a western market that will not receive much if any supply from suppliers in the Commonwealth of Independent States (the “CIS”). The CIS includes Russia, Kazakhstan and Uzbekistan that together supplied about 60% of U.S. uranium requirements in 2021, a new record high from these FSU countries. Most western utilities with suppliers in the CIS are already pursing increased diversification strategies with supply options from the U.S and its allies that are in more stable jurisdictions. While sanctions banning some Russian energy sources have been implemented in the U.S., there has not been a ban placed on Russian uranium to date, although legislation has been introduced to do so. Transportation issues are also impacting uranium supply with routes through Russian ports or supply on Russian vessels running into legal constraints. While alternate routes are being worked on (i.e. the Caspian Sea), to date these routes are not fully functioning.  As a result, there has been additional buying on the spot market by the impacted suppliers.

Ultimately, the forces of supply and demand will dictate the uranium market’s future direction. While the global market has clearly improved since the 2016 low, we still expect several major drivers to further bolster prices. Higher priced contracts that have supported high production costs have largely rolled out of producer and utility supply portfolios. These higher priced contracts are not expected to be replaceable with current market prices still below levels needed to sustain profitable mining operations for many western producers. Several projects that have produced significant quantities of uranium for many years have been shut down as a result of resource depletion and the WNA notes: “more mines are expected to close over the next decade”. SOE supply is also likely to be reduced in the U.S. and Western European markets with the fallout from Russia’s invasion of Ukraine that has exposed serious national security risks to those countries with overdependence on Russian energy sources. Global supply demand numbers are showing a cumulative structural supply deficit of approximately 440 M lbs in 2022 through 2032, despite several new production projects expected to come online. The supply dynamics in western countries are still unfolding, as western utilities look to explore and secure alternative supply options in more stable jurisdictions.

On the demand side of the equation, further upside market pressure also appears likely to evolve as utilities return to a longer-term contracting cycle to replace expiring contracts. Utilities will most likely need to do a lot more contracting in upcoming years with more than 50% of their requirements showing uncommitted by 2029. That factor and the growing recognition that nuclear power will need to be part of the solution to meet climate change objectives underpin a solid growth story for long term uranium producers.

As these and other market forces unfold, the secondary market supply is forecasted to become a less important driver, paving the way for a more production cost driven market. Lead times for new production typically range from seven to 10 years or longer. The market appears to be within the time frames required for investment to bring new supply online to meet those lead times. While some producers have announced restart plans, prices are not yet at levels that incentivize future production for many producers, increasing the probability of the potential for less supply than the market is currently pricing in.

Titanium (TiO2) Industry Updates

During Fiscal 2022, the market fundamentals for titanium dioxide remained positive. There is no economical substitute or environmentally safe alternative to titanium dioxide. Titanium dioxide is used in many “quality of life” products for which demand historically has been linked to global gross domestic product (“GDP”), ongoing urbanization trends and discretionary spending.  90% of all the mined titanium feedstocks are used to manufacture pure titanium dioxides – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics. The remaining 10% of supply is used in the production of titanium metal and steel fabrication.

Demand for titanium feedstocks, such as ilmenite, is closely tied to titanium dioxide pigment demand. The global titanium pigment demand fundamentals are underpinned by urbanization and rising living standards and as such the long-term demand fundamentals remain robust. Demand for titanium pigment rebounded strongly during the first half of 2022 due to global economic growth, while the supply of titanium dioxide feedstock was impacted due to difficulties encountered by some producers which had a direct effect on prices. Existing producers continue to report increasing ilmenite prices due to low inventories throughout the supply chain with prices and demand expected to remain robust throughout 2022.

In addition to above mentioned supply constraints, the nature of feedstock supply is also changing. China, the world’s largest feedstock market, is increasingly more reliant on higher quality feedstocks. Chinese domestic ilmenite is mainly unsuitable for processing under the stricter environmental regulations and, as such, the long-term global shift towards chloride pigment production will continue to drive overall high-quality feedstock demand and prices.

In our view, what appear to be longer-term supply and demand fundamentals and, more specifically, the long-term global shift towards higher grade feedstocks, have the potential to keep upward pressure on high-quality feedstock prices.

In-Situ Recovery (ISR) Mining

We utilize in-situ recovery or ISR uranium mining for our South Texas projects as well as our Reno Creek Project in Wyoming, and will continue to utilize ISR mining whenever such alternative is available to conventional mining. When compared to conventional mining, ISR mining requires lower capital expenditures, has a reduced impact on the environment, and results in a shorter lead time to uranium recovery.

ISR mining is considered considerably more environmentally friendly compared to alternative, traditional mining approaches, as the ISR process does not require blasting or waste rock movement, resulting in less damage to the environment, minimal dust, and no resulting tailings or tailings facilities. Further, ISR mining is more discrete and, therefore, land access does not typically have to be restricted, and the area may be restored to its pre-mining usage faster than when applying traditional mining approaches.

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

As at July 31, 2022, we had no uranium supply or “off-take” agreements in place.

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

Mineral Rights

In Texas our mineral rights are held exclusively through private leases from the owners of the land/mineral/surface rights with varying terms. In general, these leases provide for uranium and certain other specified mineral rights only including surface access rights for an initial term of five years and renewal for a second five-year term. We have amended the majority of the leases to extend the time period for an additional five years past the original five-year renewal periods. Our Burke Hollow and some of our Goliad Project leases have a fixed royalty amount based on net proceeds from sales of uranium, and our other projects have production royalties calculated on a sliding-scale basis tied to the gross sales price of uranium. Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds.

In Arizona, Colorado, New Mexico and Wyoming our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. These claims provide for all mineral rights including surface access rights for an indefinite period. Annual maintenance requirements include BLM claim fees of $165 per claim due yearly on September 1st.  Our state mineral leases are registered with their respective states. These leases provide for all mineral rights, including surface access rights, to be subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual maintenance requirements include lease fees of between $1 and $3 per acre and minimum exploration expenditure requirements of between $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term, and some of which have an initial term of 20 years.

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

Environmental, Social and Governance Overview

UEC is dedicated to preserving the environment in which we operate, and to being a responsible neighbor to our local communities. We believe in mining in a responsible manner, such as through the deployment of ISR technology when possible, adhering to all applicable environmental regulations and managing and reducing our carbon emissions. UEC believes that uranium and nuclear energy will be an important part of the energy transition as it can provide reliable and consistent power to the grid. Ensuring responsible mining practices better positions nuclear to be an energy source of choice to governments, and enables us to be a better partner and corporate citizen to our local communities.

Environmental Management

Environmental Governance

UEC approved an Environmental, Health and Safety Policy in Fiscal 2022 which sets out objectives and provides overarching guidelines for the management of the environment. This enterprise-wide policy can be found at https://www.uraniumenergy.com/about/corporate-governance/. Topics covered in this policy include the management of hazardous waste, water, biodiversity and land use, air quality and pollutants, green-house gas (“GHG”) emissions, and energy management. Adherence to and performance against this policy will be reviewed by our Board of Directors’ Sustainability Committee annually.

Environmental Regulations

We believe that we comply with all federal, state and local applicable laws and regulations which govern environmental quality and pollution control.  Our operations are subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (“RCT”), the Texas Commission on Environmental Quality (“TCEQ”) and the United States Environmental Protection Agency (“EPA”).

In Texas, where the Company’s hub-and-spoke operations are anchored by the fully-licensed Hobson Processing Facility, surface extraction and exploration for uranium is regulated by the RCT, while ISR uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. As at July 31, 2022, we held one exploration permit in each of Bee, Duval and Goliad Counties in Texas.

As an example of the regulation that guides our industry, before ISR uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit (“MAP”) application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2022, we held MAPs for our Palangana Mine and our Goliad and Burke Hollow Projects.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds, and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2022, we held RMLs for our Palangana Mine, Burke Hollow and Goliad Projects and Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the MAP boundary. These are typically 30 to 100-acre units that have been delineated and contain extractible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. As at July 31, 2022, we held four PAA permits for our Palangana Mine and one for our Goliad Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure.  Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound.  Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2022, we held two Class I disposal well permits for each of our Hobson Processing Facility, Palangana Satellite Facility and Burke Hollow and Goliad Projects.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA. The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an aquifer exemption upon the state’s request (an “Aquifer Exemption”). Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an Aquifer Exemption to the EPA. The Aquifer Exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance. As at July 31, 2022, we held an Aquifer Exemption for each of our Palangana Mine and our Goliad and Burke Hollow Projects.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes affect mineral exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements

Comprehensive Environmental Response, Compensation and Liability Act

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

Water Management

UEC commits its management team, employees and contractors to be good stewards of the water it utilizes in all parts of its operations. From exploration to restoration, water is the critical factor for ISR mining and responsibly managing that water is crucial to our business.

At all UEC’s ISR projects the ore hosted groundwater does not meet either primary or secondary drinking water standards and should only be used for industrial or agricultural use without proper treatment.

Water consumption at UEC’s ISR mining projects is primarily natural groundwater. During the recovery process, water is pumped from the ore hosted aquifer and piped to the satellite facility. The groundwater is filtered for solids, stripped of uranium, allowed to settle and then approximately 95% is reinjected or recirculated back into the same aquifer it was recovered from. This recycling process is an overwhelming advantage of ISR mining compared to other methods such as conventional or open pit.

In order to ensure appropriate water management, and to ensure our team can continuously make decisions to reduce our water usage, UEC closely monitors our water consumption. UEC is identifying ways to reduce water consumption on an ongoing basis.

Compliance with the Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the U.S., a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

GHG Emissions Management

Mining is an essential industry to enable the global transition to net-zero. Uranium mining, at the heart of UEC’s business, fuels nuclear energy, which is an essential carbon-free energy source. Beyond this, we understand that our operational activities do contribute to climate change through the release of emissions. Therefore, over the next several years, we will begin a process to understand our emissions profile, as well as identify and implement opportunities to reduce emissions, where and when possible.

We have created an emissions inventory of all sources (mobile and stationary) for each Texas project and we have initiated fuel consumption tracking by individual source at each project. We have created tracking mechanisms for all Scope 1 and 2 emissions for our Texas projects, which includes fuel consumption and mileage for the Texas fleet and stationary sources as well as electrical energy consumption at each Texas project. Scope 1 emissions covers direct emissions from owned or controlled sources. Scope 2 emissions covers indirect emissions from the generation of purchased electricity, steam, heating and cooling consumed by the Company.

Through developing this inventory, we have been able to identify, assess and conduct a cost benefit analysis for emission reduction opportunities at UEC’s Texas projects. Such opportunities include exploring ways to upgrade our Hobson plant into a zero-emissions processing plant.

Aligned to responsibly managing our emissions in the short-term, we have purchased carbon offset credits for our Scope 1 and 2 emissions for our Texas sites.

Health and Safety

Health and safety is one of our top priorities. We pride ourselves on employing safe practices in all aspects of its work.

In Fiscal 2022, UEC’s Board approved an Environmental, Health and Safety Policy that provides overall objectives and guidance for our health and safety management. Supporting this Policy, at each site, UEC has a number of operational policies and practices covering radiation safety and procedures, spills and leakage reporting, equipment training and emergency response procedures. There is also a company-wide Injury and Incident Policy covered in the employee handbook that all employees are familiar with and are required to comply against.

Training for employees on health and safety protocols are essential to ensuring we employ best safety practices at all times. Although exact training hours have not been recorded for this fiscal year, UEC has provided training to staff on a variety of safety topics, including, but not limited to, the following topics:

●	Annual radiation safety training for all plant and wellfield employees;
●	Bi-Annual Radiation Safety Officer training;
●	Radiation Safety Technician training;
●	Logging training;
●	First Aid/CPR training every two years;
●	Rig Safety/Inspections training; and
●	Annual DOT Training/HazMat training.

UEC’s health and safety practices are developed to ensure that all regulatory requirements are met. Across all of our sites, our employees are required to report all injuries to their supervisor. On an annual basis, all reports are analyzed and tracked as required by the Occupational Health and Safety Association (“OSHA”). Given the nature of UEC’s specialized industry, there are site-specific emergency procedures in place that identify the steps employees should take in the event of a health and safety emergency.

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

Employees

Amir Adnani is our President and Chief Executive Officer and, effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2022, we had 63 persons employed on a full-time basis and four individuals providing services on a contractual basis.

Human Capital

As of July 31, 2022, our employee population consisted of 63 individuals working for us and our consolidated subsidiaries, 38 of whom were located in the United States, 13 in Canada and 12 in Paraguay. Our Company is committed to attracting and retaining talented and experienced individuals to manage and support our operations.  We engage in a variety of learning and development opportunities with our employees, including ongoing training, continuing education courses, workshops and seminars and membership in professional organizations relating to employees’ projects areas of expertise. We strive to fill employment openings through internal promotions or transfers of qualified employees, as appropriate.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $286.4 million as at July 31, 2022. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling 23.2 million during Fiscal 2022, we have yet to achieve profitability or develop positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As at July 31, 2022, we had a working capital (current assets less current liabilities) of $93.7 million including cash and cash equivalents of $32.5 million and uranium inventory holdings of $66.2 million. Subsequent to July 31, 2022, we received additional cash proceeds of $14.8 million under our at-the-market offerings (the “2021 ATM Offerings”). We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Annual Report. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects located within the South Texas Uranium Belt, our Christensen Ranch Mine and Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

During Fiscal 2022, we continued to operate our ISR Mines at a reduced pace to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to generate revenue from our Palangana and recently acquired Christensen Ranch Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

Success in mineral exploration is dependent on many factors including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable material is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the material ceases to be economically recoverable. Exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable material, in which case the project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable material and develop these projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our projects.

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

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our projects, including our ISR Mines. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as our ISR Mines. Since we commenced extraction of mineralized materials from our ISR Mines without having established proven or probable reserves, it may result in our mining activities at our ISR Mines, and at any future projects for which proven or probable reserves are not established, being inherently riskier than other mining activities for which proven or probable reserves have been established.

We have established the existence of mineralized materials for certain of our projects, including our ISR Mines. We have not established proven or probable reserves, as defined by the SEC, through the completion of a “final” or “bankable” feasibility study for any of our projects, including our ISR Mines. Furthermore, we have no plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining. Since we commenced the extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (again, the New Rule), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. The Company believes that it is presently in compliance with the New Rule.

Since we are in the Exploration Stage, pre-production expenditures including those related to pre-extraction activities are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies in the Production Stage.

Despite the fact that we commenced uranium extraction at our ISR Mines, we remain in the Exploration Stage (as defined by the SEC) and will continue to remain in the Exploration Stage until such time as proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”) under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time as we exit the Exploration Stage. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time as proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining. Companies in the Production Stage, (as defined by the SEC), having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson Processing Facility, our Palangana Mine and our recently acquired Christensen Ranch Mine and Irigary Processing Facility, and have recorded a liability of $17.3 million on our balance sheet at July 31, 2022, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. In connection with the U1A Acquisition, we assumed $13.7 million of restricted cash as surety bond collateral for total estimated reclamation costs of $18.6 million for the Christensen Ranch Mine and Irigaray Processing Facility. During Fiscal 2020, $8.6 million of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility was released. We may be required at any time to fund the remaining $17.4 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

By holding our uranium inventory at the ConverDyn conversion facility we are exposed to the credit and operational risks of the facility. There is no guarantee that we can fully recover all of our investment in uranium held with the facility in the event of a disruptive event. Failure to recover all uranium holdings could have a material adverse effect on our financial condition. Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with ConverDyn or our insurance arrangements, and we may be financially and legally responsible for losses and/or damages not covered by indemnity provisions or insurance. Such responsibility could have a material adverse effect on our financial condition.

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

The uranium and titanium industries are subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

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

In March 2020 the COVID-19 pandemic resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. In 2020 significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan and Namibia. In 2022, although most production impacted by COVID-19 has returned to an operating status, some production has continued to be affected. It is unknown at this time exactly how long all the impacts will last or how much uranium production will ultimately be removed from the market as a result of the COVID-19 pandemic. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment facility shutdowns.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 3. Legal Proceedings herein. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

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

Proposed  and new legislation in the U.S. Congress, including changes in U.S. tax law, may adversely impact the Company and the value of shares of our common stock.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect the Company or holders of shares of our common stock. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress has recently passed and is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, and which legislation could adversely impact the Company’s financial performance and the value of shares of our common stock. In particular, we understand that new legislation known as the “Build Back Better Act” has been passed by both houses of the U.S. Congress. The legislation includes, without limitation, new corporate minimum income taxes. We understand that the proposals would be effective for 2022 or later years. The legislation and its impact on the Company and investors who purchase shares of our common stock is uncertain.

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

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident such as the events in Japan in March 2011; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, pre-extraction or extraction activities, including abandonment of key uranium projects; (v) sales of a large number of our shares held by certain stockholders including institutions and insiders; (vi) downward revisions to previous estimates on us by analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; and (ix) introduction of technological innovations by competitors or in competing technologies.

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

We are authorized to issue 750,000,000 shares of common stock of which 289,638,307 shares were issued and outstanding as of July 31, 2022. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Description of Properties

Overview

Uranium Energy Corp. is engaged in conventional and in situ recovery (ISR) uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States, the Republic of Paraguay, and Canada.

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Ore Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Ore Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Ore Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)

Irigaray	0	N/A	N/A	3,881	0.076	5,899	104	0.068	141
Christensen Ranch	0	N/A	N/A	6,555	0.073	9,596	0	N/A	N/A
Moore Ranch	2,675	0.060	3,210	0	N/A	N/A	46	0.047	44
Reno Creek	14,990	0.043	12,920	16,980	0.039	13,070	1,920	0.039	1,490
Ludeman	2,674	0.094	5,017	2,660	0.088	4,697	866	0.073	1,258
Allemand-Ross	246	0.085	417	32	0.066	42	1,275	0.098	2,496
Barge	0	N/A	N/A	4,301	0.051	4,361	0	N/A	N/A
Jab/West Jab	1,621	0.072	2,335	253	0.077	392	1,402	0.060	1,677
Charlie	0	N/A	N/A	1,255	0.123	3,100	411	0.120	988
Nine Mile Lake	0	N/A	N/A	0	N/A	N/A	3,405	0.036	4,308
Red Rim	0	N/A	N/A	337	0.170	1,142	473	0.163	1,539
Clarkson Hill	0	N/A	N/A	0	N/A	N/A	957	0.058	1,113
Burke Hollow	70	0.082	115	1,337	0.087	2,209	2,494	0.095	4,859
Goliad	1,595	0.053	2,668	1,504	0.102	3,492	333	0.195	1,225
Palangana	0	N/A	N/A	232	0.134	643	302	0.100/0.110 -0.300	1,001
Salvo	0	N/A	N/A	0	N/A	N/A	1,125	0.091	2,839
Yuty	0	N/A	N/A	9,074	0.049	8,962	2,733	0.040	2,203
ISR Subtotal			26,682			57,605			27,181

Anderson	0	N/A	N/A	16,175	0.099	32,055	0	N/A	N/A
Conventional Subtotal			0			32,055			0
Total Mineral Resources			26,682			89,660			27,181

Notes:	1. The Mineral Resources estimates in this table meet S-K 1300 definitions
2. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability
3. Mineral Resources are estimated using a long-term uranium price of $40 per pound for ISR projects and $65 per ton for conventional properties
4. Mineral Resources are 100% attributable to the Company
5. Numbers may not add due to rounding

ISR Uranium Activities

The Company conducts its ISR recovery activities through its Irigaray Central Processing Plant (“CPP”) and Christensen Ranch ISR Project, located in northeast Wyoming, which it acquired in December 2021 through the acquisition of U1A, and its Hobson CPP and Palangana ISR Project, located in south Texas, which it acquired in 2009 from Uranium One.

The Irigaray CPP Project includes: (i) the Irigaray CPP (100% ownership); (ii) the Christensen Ranch Wellfields (100% ownership); (iii) the Charlie Wellfields (100% ownership); (iv) the Reno Creek ISR Project (100% ownership); (v) the Moore Ranch ISR Project (100% ownership); (vi) the Ludeman ISR Project (100% ownership); (vii) the Allemand-Ross ISR Project; (viii) the Barge ISR Project; (ix) the Jab/West Jab ISR Project (100% ownership); (x) the Nine Mile Lake ISR Project (100% ownership); (xi) the Red Rim ISR Project (100% ownership); and (xii) the Clarkson Hill ISR Project all in Wyoming. See “Non-Material Mineral Properties - Other ISR Projects.” Production from existing wellfields at Christensen Ranch ceased in 2018 and the project was put in care and maintenance mode. Processing of toll resins from other projects continues at the Irigaray CPP. In order for Christensen Ranch to engage in future uranium extraction, the Company will need to incur capital expenditures to restart idled wellfields.

The Hobson CPP Project includes: (i) the Hobson CPP (100% ownership); (ii) the Palangana ISR Project (100% ownership); (iii) the Burke Hollow ISR Project (100% ownership); (iv) the Goliad ISR Project (100% ownership); and (v) the Salvo ISR Project all in Texas. Production from existing wellfields at the Palangana ISR Project ceased in 2016 and the project was put in care and maintenance mode. In order for Palangana to engage in future uranium production, the Company will need to incur capital expenditures to restart idled wellfields.

The 100% owned Yuty ISR Project, located in Paraguay, is an exploration phase project.

Conventional Uranium Activities

The Company’s Anderson Project (100% ownership) located in Arizona, is an exploration phase project containing estimated resources that are suitable for conventional open-pit and underground mining methods.

Irigaray CPP

The following technical and scientific description for the Irigaray CPP Project area (the “Irigaray Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by Western Water Consultants d/b/a WWC Engineering (“WWC”), a qualified firm (the “QP herein”). The Irigaray Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

Property Description

The Irigaray Project Area is located in Johnson County, Wyoming, northwest of Pumpkin Buttes and near Willow Creek, within the Powder River Basin (the “PRB”). The Irigaray Project Area covers 3,107 acres, including all (or portions of) 12 sections of the PRB.

The Irigaray Project Area is approximately 70 air miles north-northeast of Casper, Wyoming, and 30 air miles east of Kaycee, Wyoming. The Irigaray Project Area can be accessed from Kaycee, Wyoming, by traveling east on State Highway 192 through the town of Sussex, and then traveling north on Streeter Road to the intersection of Irigaray Road. The Irigaray Project Area is located on Irigaray Road approximately four miles north of the intersection with Streeter Road. The Irigaray Project Area is primarily located on private surface land, federal BLM land and a portion located on one section of state-managed land.

Figure 1: Map of UEC Project Areas

Ownership

The Irigaray Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Irigaray Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the various project areas.

Mineral rights for the Irigaray Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and private (fee) mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners and fee mineral leases were obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Irigaray
Acreage	480	0	1,640	2,120
Leases/Claims	2	0	82	84
Total Annual Cost	$1,600	$0	$13,530	$15,130

Within the Irigaray Project Area, UEC holds one State of Wyoming uranium lease on state lands and 257 unpatented lode claims on federally administered minerals. There is one fee (private) mineral lease on the Irigaray Project Area.

Payments for the state and private lease and BLM mining claim filing payments are up to date, as of the effective date of the TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Irigaray Project Area is within Johnson County, Wyoming. This county resides in the Wyoming Basin Physiographic Province in the southern portion of the PRB. The site generally lies near the synclinal axis of the basin. The PRB is a part of the Northwestern Great Plains eco-region, a semiarid rolling plain of shale and sandstone punctuated by occasional buttes. Regional structural features also include the Big Horn Mountains to the west, Casper Arch to the south and the Black Hills to the east. In the Irigaray Project Area the landscape is dominated by the Pumpkin Buttes.

Topography in the Irigaray Project Area ranges from generally flat to gently rolling hills with numerous drainages containing ephemeral streams dissecting the Irigaray Project Area. Elevations ranges from approximately 4,500 ft to 5,400 ft above mean sea level.

Vegetation within the Irigaray Project Area consists primarily of grassland, with areas of sagebrush. The Irigaray Project Area lies within the mixed grass eco-region of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Irigaray Project Area in the PRB is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the last freeze occurs during late May and the first freeze occurs in mid- to late September.

Yearly precipitation in the PRB averages about 13 inches. The PRB is prone to severe thunderstorm events throughout the spring and early summer months, and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year), but provides much less moisture than rain events.

The nearest community to the Irigaray Project Area is Wright, a small, incorporated town with a population of 1,644 at the junction of Wyoming Highway 387 and Wyoming Highway 59. Gillette is a major local population center with a population of 33,403 and a regional airport. Gillette is located along Interstate 90, north and east of the Irigaray Project Area via both Wyoming Highway 59 (due north of Wright) and Wyoming Highway 50. The towns of Edgerton and Midwest are in Natrona County, southwest of the Irigaray Project Area on Wyoming Highway 387.

A major north–south railroad, BNSF Railway, used primarily for transporting coal, lies east of the Irigaray Project Area and parallel to Wyoming Highway 59.

Equipment and supplies needed for exploration and day-to-day operations are available from population centers such as Gillette and Casper. Specialized equipment for the Irigaray Project Area will likely need to be acquired from outside of Wyoming.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

As a result of energy development over the past 50 years, the Irigaray Project Area has existing or nearby (less than two miles) electrical power, gas and adequate telephone and internet connectivity.

The Irigaray Project Area is a fully operational and licensed ISR processing plant for resin elution, precipitation, filtration, and drying and packaging of U3O8. The Irigaray Project Area has a capacity of 1.3 million lbs U3O8 per year, which is expandable to 2.5 million lbs U3O8 per year. A second elution system is also at the Irigaray Project Area for toll processing. The Irigaray Project Area is equipped with a warehouse and office, power, telephone, water tank and domestic waste disposal.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operations at the Irigaray Project Area.

Table 2: Historic Ownership and Operations at the Irigaray Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1969	Homestake Mining (“Homestake”)	Original controller of the Irigaray Project Area.	Approximately 1,340	Right to mine secured. Preliminary delineation of mineralized areas.
1975	Westinghouse Electric Corporation (“Westinghouse”)

Acquired property from Homestake. The project was licensed for ISR production in 1978 and was operated by Wyoming Mineral Corporation, a subsidiary of Westinghouse. Operations ceased in 1982 due to market trends.

			Approximately 470	Delineation of mineralized areas. Began ISR production.
1987	Malapai Resources Company (“Malapai”)	Acquired property from Westinghouse.	None	Ownership transition.
1990	Total Minerals Corporation (“TOMIN”) and Électricité de France (“EDF”)	Acquired property from Malapai. TOMIN acted as project operator.	None	Ownership transition.
1993	COGEMA Resources, Inc. (“COGEMA”) (now Orano S.A.)/Areva	Replaced TOMIN as project operator in partnership with EDF. COGEMA acquired interests from TOMIN.	Approximately 20	0.74 million lbs of U3O8 produced from 1978 through 2000.
2010	Uranium One	Dried many millions of pounds from Christensen Ranch and through toll milling.	N/A	Decommissioned Irigaray wellfields.
2021	UEC	Irigaray Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.

Permitting and Licensing

A majority of the resources in the Irigaray Project Area are not permitted. Portions of the Irigaray Project Area resources on federal lands would require BLM permitting. Permitting would include wildlife considerations, such as greater sage grouse leks and core area, which could limit development of resources. The CPP and related infrastructure are fully permitted to process loaded ion-exchange resins.

Geologic setting, Mineralization, and Deposit

The Irigaray Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine- to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed from oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds, which can be hundreds of feet thick.

Uranium mineralization occurs in zones that are located in channel sands of the Fort Union Formation. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB, but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB. The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in a 50- to 100-ft thick sandstone lens. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the basin by erosion. Remnants of this unit crop out on the Pumpkin Buttes, and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Irigaray Project Area targets mineralization in the Eocene-aged Wasatch Formation.

Mineralization in the Irigaray Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation. Most of the upper Wasatch Formation has been eroded away. The sandstones are arkosic, fine- to coarse-grained with local calcareous lenses. The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers. Unaltered sandstones are generally gray, while altered sandstones are tan or pink due to hematite, or show yellowish coloring due to limonite.

Pyrite occurs in several forms within the host sandstones. In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite and other dark detrital minerals. In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals. In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates (Utah International, 1971).

The Irigaray Project Area contain portions of four alteration systems, all within fluvial sands of the Wasatch Formation. These fluvial host systems are labelled K1, K2, K3 and K4 sands and are in descending order. These sands vary in thickness from 0 ft to 100 ft within the Irigaray Project Area. They coalesce within portions of the Irigaray Project Area and form massive sand sequences of roughly 250 ft (80 m) in thickness. These sands in turn host the K1, K2, K3 and K4 uranium roll-front systems, each of which is composed of multiple stacked individual roll-front deposits.

Data Verification

The resource estimate is based on historic drill holes with uranium assays by gamma logging and a limited number of core holes with chemical assays. Industry standard methods were used at the time of data collection.

The Irigaray Project Area is currently on care and maintenance and has been successfully mined since 1978. Past production from both projects confirms the presence of significant mineral resources that were estimated using similar methods.

A study was conducted in 1982 that compared the chemical assays of 77 historic core holes drilled on the Irigaray Project Area with radiometric data that had been reinterpreted. Conclusions of the study indicate that the total grade thicknesses (the “GT”) are well within the margin of error expected in such calculations, but that radiometric interpretations showed a bias. The original estimates underestimated the in-place grades and overestimated the in-place thicknesses of mineralized zones. It was concluded that these biases effectively offset one another.

Another study in 1994 was conducted with Prompt Fission Neutron (“PFN”) logging equipment to determine equilibrium and to determine the extent of remobilized uranium in a producing wellfield. Core samples were also collected and chemically assayed to check the accuracy of the PFN logging and further determine disequilibrium. The study found that the PFN logging determined the same vertical and horizontal mineralization limits as the gamma logs. Core hole chemical assays were also compared with historic gamma logs, and the results overall indicated reasonably good correlations between the two.

A WWC professional previously worked at the Irigaray Project Area from 1995 until 1999. During that time, he was the only on-staff geologist at the Irigaray Project Area and was responsible for reviewing thousands of logs for mine unit planning and development and has personal knowledge of the data quality.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The GT contour method was used to estimate the mineral resources at the Irigaray Project Area. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the disequilibrium factor (“DEF”) and the ore zone density.

The resource estimate method, general parameters and mineralized cutoffs used at the Irigaray Project Area are summarized below.

Table 3: Irigaray Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Irigaray	GT Contour Method	1.0	17.0	0.04	2	0.25
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Irigaray Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Irigaray Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of Ux Consulting (“UxC”) and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the TRS QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Irigaray Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The table below details the resource classification criteria used in the resource estimates in the Irigaray Project Area.

Table 5: Irigaray Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Irigaray	0 - 100	100 – 300	300 – 500

There are numerous reasons that mineralization was interpreted as measured resources within the Irigaray Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Irigaray Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface, and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Irigaray Project Area.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, as the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Irigaray Project Area. The estimates of measured and indicated mineral resources for the Irigaray Project Area are reported in the table below and the estimates of inferred mineral resources are reported in the table following.

Table 6: Irigaray Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Irigaray
Measured	N/A	N/A	0	0
Indicated	0.25	0.076	3,881	5,899,000
Total Measured and Indicated	0.25	0.076	3,881	5,899,000

Table 7: Irigaray Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Irigaray
Inferred	0.25	0.068	104	141,000

Details regarding the mineral resource estimate disclosed herein can be found in Chapter 11, Mineral Resource Estimates of the TRS.

Present Condition of Property and Work Completed to Date

Irigaray is operating in a toll processing capacity with the facilities maintained for this purpose.

The Company’s Planned Work

Irigaray will be maintained to continue to serve in a toll processing capacity.

Christensen Ranch ISR Project

The following technical and scientific description for the Christensen Ranch Project Area (the “Christensen Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Christensen Ranch Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

Property Description

The Christensen Ranch Project Area is located in Johnson and Campbell Counties, Wyoming, west of Pumpkin Buttes within the PRB. The Christensen Ranch Project Area covers 14,163 acres, including all (or portions of) 30 sections of the PRB.

The Christensen Ranch Project Area is approximately 70 air miles north-northeast of Casper, Wyoming, and 30 air miles east of Kaycee, Wyoming. The Christensen Ranch Project Area can be accessed from Kaycee, Wyoming, by traveling east on State Highway 192 through the town of Sussex, and then traveling north on Streeter Road to the intersection of Irigaray Road. The Christensen Ranch Project Area boundary is located 1.6 miles southeast of the intersection of Streeter Road and Irigaray Road. The Christensen Ranch satellite ion exchange (IX) plant is approximately three miles north-northeast of Irigaray Road. The Christensen Ranch Project Area is primarily located on private surface land, with two portions located on federal BLM-managed land.

Figure 1: Map of UEC Project Areas

Ownership

This Christensen Ranch Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Christensen Ranch Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the project area.

Mineral rights for the Christensen Ranch Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and private (fee) mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners, and fee mineral leases were obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Christensen Ranch
Acreage	1,280	720	5,140	7,140
Leases/Claims	1	1	257	259
Total Annual Cost	$5,120	Confidential	$42,405	$47,525

Within the Christensen Ranch Project Area, UEC holds one State of Wyoming uranium lease on state lands and 257 unpatented lode claims on federally administered minerals. There is one fee (private) mineral lease on the Christensen Ranch Project Area.

Payments for the state and private lease and BLM mining claim filing payments are up to date, as of the effective date of the TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Christensen Ranch Project Area is within the Johnson and Campbell counties, Wyoming. These counties reside in the Wyoming Basin Physiographic Province in the southern portion of the PRB. The sites generally lie near the synclinal axis of the basin. The PRB is a part of the Northwestern Great Plains eco-region, a semi-arid rolling plain punctuated by occasional buttes. Regional structural features also include the Bighorn Mountains to the west, Casper Arch to the south and the Black Hills to the east. In the Christensen Ranch Project Area, the landscape is dominated by the Pumpkin Buttes.

Topography in the Christensen Ranch Project Area ranges from generally flat to gently rolling hills, with numerous drainages containing ephemeral streams dissecting the Christensen Ranch Project Area. Elevations ranges from approximately 4,500 ft to 5,400 ft above mean sea level.

Vegetation within the Christensen Ranch Project Area consists primarily of grassland, with areas of sagebrush. The Christensen Ranch Project Area lies within the mixed grass eco-region of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Christensen Ranch Project Area in the PRB is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the last freeze occurs during late May and the first freeze in mid- to late September.

Yearly precipitation in the PRB averages about 13 inches. The PRB is prone to severe thunderstorm events throughout the spring and early summer months, and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year), but provides much less moisture than rain events.

The nearest community to the Christensen Ranch Project Area is Wright, Wyoming, a small, incorporated town with a population of 1,644 at the junction of Wyoming Highway 387 and Wyoming Highway 59. Gillette is a major local population center with a population of 33,403 and a regional airport. Gillette is located along Interstate 90, north and east of the Christensen Ranch Project Area via both Wyoming Highway 59 (due north of Wright) and Wyoming Highway 50. The towns of Edgerton and Midwest are in Natrona County, southwest of the Christensen Ranch Project Area on Wyoming Highway 387.

A major north–south railroad, BNSF Railway, used primarily for transporting coal, lies east of the Christensen Ranch Project Area and parallel to Wyoming Highway 59.

Equipment and supplies needed for exploration and day-to-day operations are available from population centers such as Gillette and Casper. Specialized equipment for the wellfields will likely need to be acquired from outside of Wyoming.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

As a result of energy development over the past 50 years, the Christensen Ranch Project Area has existing or nearby (less than two miles) electrical power, gas, and adequate telephone and internet connectivity.

The Christensen Ranch Project Area is equipped with a satellite IX plant with a 6,500 gallons per minute (gpm) installed capacity, a groundwater restoration plant with a 1,000 gpm capacity, two wastewater disposal wells and four lined evaporation ponds.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operations at the Christensen Ranch Project Area.

Table 2: Historic Ownership and Operations at the Christensen Ranch Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1967	Independent Operators	Assembled as a large land package by independent operators.	Approximately 4,860	Right to mine secured. Preliminary delineation of mineralized areas.
1979	Arizona Public Services (“APS”), parent company of Malapai	APS became a 50% partner in 1979.	Approximately 2,220	Delineation of mineralized areas.
1981	Malapai

Malapai assumed sole ownership of the Christensen Ranch Project Area by acquiring the interests of Wold Energy (“Wold”) and Western Nuclear Corporation (“WNC”). Malapai purchased the Irigaray Project Area from Westinghouse in 1987, and the Christensen Ranch Project Area was licensed for operations under the Irigaray U.S. Nuclear Regulatory Commission (“NRC”) and Wyoming Department of Environmental Quality (“WDEQ”) license/permit in 1988. Uranium production by ISR was started by Malapai in 1989 and was placed on standby in 1990.

			Approximately 1,460	Delineation of mineralized areas. Began ISR production.
1990	TOMIN and EDF

EDF acquired the Irigaray and Christensen Ranch Project Areas from Malapai in 1990. TOMIN acted as project operator for EDF under a joint participation agreement. TOMIN restarted ISR operations in 1991.

			Approximately 2,270	Delineation of mineralized areas. Restarted ISR production.
1993	COGEMA and EDF

In 1993, COGEMA acquired the assets of TOMIN and changed the name of the operating entity to COGEMA Mining, Inc. EDF (now Malapai) was still owner of 29%, COGEMA, as operator, owned 71% through the joint participation agreement.

			Approximately 3,690	3.70 million lbs of U3O8 produced from 1989 through 2000.
2000	COGEMA and Malapai

Groundwater restoration of Mine Units 2 through 6 was completed. The Christensen Ranch Project Area was placed on standby from 2006 through 2010, at which time COGEMA and Malapai sold the project to Uranium One and Uranium One USA, Inc. (collectively, “Uranium One”).

			N/A	188,000 lbs of U3O8 produced during restoration.

Table 2: Historic Ownership and Operations at the Christensen Ranch Project Area (Continued)
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2010	Uranium One

Mine Units 7, 8 and 10 were installed and operated. A ramp up occurred in 2011, and a ramp down occurred in 2013 (all wellfield development ceased). Low production mode occurred in 2014 through 2018, and production ended in 2018, at which time the Christensen Ranch Project Area was placed on care and maintenance.

			N/A	2.6 million lbs of U3O8 produced.
2021	UEC	The Christensen Ranch Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.

Permitting and Licensing

The Christensen Ranch Project Area is fully permitted through the WDEQ/Land Quality Division (“LQD”).

Geologic Setting, Mineralization and Deposit

The Christensen Ranch Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Bighorn Mountains and Casper Arch to the west, the Black Hills to the east, and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine- to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, the U.S. Geological Survey (“USGS”) divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed from oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone, and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds, which can be hundreds of feet thick. The total thickness of the Fort Union Formation varies between 2,000 and 3,500 ft.

Uranium mineralization occurs in zones that are located in channel sands of the Fort Union Formation. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB, but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB. The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in 50- to 100-ft thick sandstone lenses. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size, and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the PRB by erosion. Remnants of this unit crop out on the Pumpkin Buttes and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Christensen Ranch Project Area targets mineralization in the Eocene-aged Wasatch Formation.

Mineralization in the Christensen Ranch Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation. Most of the upper Wasatch Formation has been eroded away. The sandstones are arkosic, fine- to coarse-grained with local calcareous lenses. The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers. Unaltered sandstones are generally gray, while altered sandstones are tan or pink due to hematite, or show yellowish coloring due to limonite.

Pyrite occurs in several forms within the host sandstones. In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite and other dark detrital minerals. In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals. In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates.

The Christensen Ranch Project Area contains portions of four alteration systems, all within fluvial sands of the Wasatch Formation. These fluvial host systems are identified as K1, K2, K3 and K4 sands and are in descending order. These sands vary in thickness from 0 ft to 100 ft within the Christensen Ranch Project Area. They coalesce within portions of the Christensen Ranch Project Area and form massive sand sequences of roughly 250 ft (80 m) in thickness. These sands in turn host the K1, K2, K3 and K4 uranium roll-front systems, each of which is composed of multiple stacked individual roll-front deposits.

Uranium mineralization at the Christensen Ranch Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

The resource estimate is based on historic drill holes with uranium assays by gamma logging and a limited number of core holes with chemical assays. Industry standard methods were used at the time of data collection.

The Christensen Ranch Project Area is currently on care and maintenance and has been successfully mined since 1978. Past production confirms the presence of significant mineral resources that were estimated using similar methods.

A study was conducted in 1982 that compared the chemical assays of 77 historic core holes drilled on the Christensen Ranch Project Area with radiometric data that had been reinterpreted. Conclusions of the study indicate that the total GT are well within the margin of error expected in such calculations, but that radiometric interpretations showed a bias. The original estimates underestimated the in-place grades and overestimated the in-place thicknesses of mineralized zones. It was concluded that these biases effectively offset one another.

Another study in 1994 was conducted with PFN logging equipment to determine equilibrium and to determine the extent of remobilized uranium in a producing wellfield. Core samples were also collected and chemically assayed to check the accuracy of the PFN logging and further determine disequilibrium. The study found that the PFN logging determined the same vertical and horizontal mineralization limits as the gamma logs. Core hole chemical assays were also compared with historic gamma logs, and the results overall indicated reasonably good correlations between the two.

A WWC professional previously worked at the Christensen Ranch Project Area from 1995 until 1999. During that time, he was the only on-staff geologist at the Christensen Ranch Project Area and was responsible for reviewing thousands of logs for mine unit planning and development and has personal knowledge of the data quality.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The GT contour method was used to estimate the mineral resources at the Christensen Ranch Project Area. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate method, general parameters and mineralized cutoffs used at the Christensen Ranch Project Area are summarized below.

Table 3: Christensen Ranch Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Christensen Ranch	GT Contour Method	1.0	17.0	0.04	2	0.25
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Christensen Ranch Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Christensen Ranch Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Christensen Ranch Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. Table below details the resource classification criteria used in the resource estimates in the Christensen Ranch Project Area.

Table 5: Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Christensen Ranch	0 - 100	100 – 300	300 – 500

There are numerous reasons that mineralization was interpreted as measured resources within the Christensen Ranch Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Christensen Ranch Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals, and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Irigaray Project Area.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, as the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Christensen Ranch Project Area. The estimates of measured and indicated mineral resources for the Christensen Ranch Project Area are reported in the table below and the estimates of inferred mineral resources are reported in table following.

Table 6: Christensen Ranch Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Christensen Ranch
Measured	N/A	N/A	0	0
Indicated	0.25	0.073	6,555	9,596,000
Total Measured and Indicated	0.25	0.073	6,555	9,596,000

Table 7: Christensen Ranch Project Area inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Christensen Ranch
Inferred	N/A	N/A	0	0

Details regarding the mineral resource estimate disclosed herein can be found in Chapter 11, Mineral Resource Estimates of the TRS.

Present Condition of Property and Work Completed to Date

The Christensen Ranch Project Area is currently under care and maintenance. Mine Units 2, 3, 4 and 6 were determined restored by the WDEQ/LQD in 2021. Mine Units 5, 7, 8 and 10 are in a standby mode awaiting restart, and Mine Units 9, 11 and 12 have yet to be constructed.

The Company’s Planned Work

The Christensen Ranch Project Area is currently under care and maintenance, pending market conditions improving sufficiently to resume production.

Moore Ranch ISR Project

The following technical and scientific description for the Moore Ranch project area (the “Moore Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Moore Ranch Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

Property Description

The Moore Ranch Project Area is located in Campbell County, Wyoming, the southern portion of the Pumpkin Buttes within the PRB. The Moore Ranch Project area covers 6,281 acres, including all (or portions of) 16 sections of the PRB.

The Moore Ranch Project Area is 54 air miles northeast of Casper, Wyoming, and 24 miles southwest of Wright, WY, along State Highway 387. The Moore Ranch Project Area is primarily located on private surface land with some areas of state-managed land.

Figure 1: Map of UEC Project Areas

Ownership

This Moore Ranch Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Moore Ranch Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the project area.

Mineral rights for the Moore Ranch Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and private (fee) mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners and fee mineral leases were obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Moore Ranch
Acreage	1,200	1,740	1,754.1	4,694.1
Leases/Claims	2	5	86	93
Total Annual Cost	$3,600	Confidential	$14,190	$17,790

Within the Moore Ranch Project Area, UEC holds two State of Wyoming uranium leases on state lands and 86 unpatented lode claims on federally administered minerals. There are five fee (private) mineral leases with private mineral owners on the Moore Ranch Project Area.

Payments for the state and private lease and BLM mining claim filing payments are up to date, as of the effective date of the TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Moore Ranch Project Area is within Campbell County, Wyoming. This county resides in the Wyoming Basin Physiographic Province in the southern portion of the PRB. This site generally lies near the synclinal axis of the basin. The PRB is a part of the Northwestern Great Plains eco-region, a semi-arid rolling plain of shale and sandstone punctuated by occasional buttes. Regional structural features also include the Big Horn Mountains to the west, Casper Arch to the south and the Black Hills to the east. In the northern Moore Ranch Project Area, the landscape is dominated by the Pumpkin Buttes.

Topography in the Moore Ranch Project Area ranges from generally flat to gently rolling hills, with numerous drainages containing ephemeral streams dissecting the Moore Ranch Project Area. Elevations ranges from approximately 4,500 ft to 5,400 ft above mean sea level.

Vegetation within the Moore Ranch Project Area consists primarily of grassland, with areas of sagebrush. The Moore Ranch Project Area lies within the mixed grass eco-region of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Moore Ranch Project Area in the PRB is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the last freeze occurs during late May and the first freeze occurs in mid- to late September.

Yearly precipitation in the PRB averages about 13 inches. The PRB is prone to severe thunderstorm events throughout the spring and early summer months, and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year), but provides much less moisture than rain events.

The nearest community to the Moore Ranch Project Area is Wright, Wyoming a small, incorporated town with a population of 1,644 at the junction of Wyoming Highway 387 and Wyoming Highway 59. Gillette is a major local population center with a population of 33,403 and a regional airport. Gillette is located along Interstate 90, north and east of the Moore Ranch Project Area via both Wyoming Highway 59 (due north of Wright) and Wyoming Highway 50. The towns of Edgerton and Midwest are in Natrona County, approximately 20 to 30 miles southwest of the Moore Ranch Project Area on Wyoming Highway 387.

A major north–south railroad, BNSF Railway, used primarily for transporting coal, lies east of the Moore Ranch Project Area and parallel to Wyoming Highway 59.

Equipment and supplies needed for exploration and day-to-day operations are available from population centers such as Gillette and Casper. Specialized equipment for the wellfields will likely need to be acquired from outside of Wyoming.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

As a result of energy development over the past 50 years, all the Moore Ranch Project Area has existing or nearby (less than two miles) electrical power, gas and adequate telephone and internet connectivity.

At the Moore Ranch Project Area, non-potable water will be supplied by wells developed on or near the Moore Ranch Project Area. Water extracted as part of ISR will be recycled for reinjection. Four Class I Underground Injection Control (UIC) disposal wells have been permitted for disposal of limited quantities of fluids that cannot be returned to the production aquifers. The Moore Ranch Project Area is adjacent to paved, public roadways which facilitate the transportation of equipment, supplies, personnel and products. Electrical power lines extend into and across the Moore Ranch Project Area.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operations at the Moore Ranch Project Area.

Table 2: Historic Ownership and Operations at the Moore Ranch Project Area
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1971	Conoco Minerals (“Conoco”) and Kerr-McGee Corporation (“Kerr-McGee”)	Conoco and Kerr-McGee operated as a joint venture. Of the joint venture, Conoco controlled 50% of the Moore Ranch Project Area and served as the operator.	Approximately 2,700 rotary drill holes Approximately 130 core holes	Discovery and delineation of mineralized areas. Permitting and licensing of a proposed uranium processing facility known as Sand Rock Mill was completed through the WDEQ/LQD and the NRC.
1983	Wold and Kerr-McGee	Conoco sold interests to Wold in 1983. Kerr-McGee retained the rights with Wold. Assessment drilling was conducted.	None	Retained mining claims. Mining claim assessment drilling.
1989	Rio Algom Mining Corp. (“Rio Algom”)	Rio Algom acquired the project in 1989. Rio Algom conducted mining claim assessment drilling to retain mining claims through 1992, which was the last year to allow mining claim assessment drilling.	None	Retained mining claims. Mining claim assessment drilling.
1992	Rio Algom	Claim maintenance paid directly to the BLM. No further drilling conducted.	None	Mining claims retained through payment.
2002	Power Resources, Inc. (“PRI”) (now Cameco Resources)	Rio Algom acquired by PRI.	None	Ownership transition.
2004	Energy Metals Corporation (“EMC”)	EMC acquired most of the mining claims and state leases.	N/A	Secured right to mine.
2007	Uranium One

Uranium One acquired EMC and all rights to the Moore Ranch Project Area. Uranium One completed verification and resource enhancement drilling, coring, baseline monitor wells, and pump test wells. The Moore Ranch Project Area is fully permitted by WDEQ/LQD in 2011 and the NRC in 2013.

			Approximately 800	Exploration efforts focused on developing and upgrading mineral resources.
2021	UEC	Moore Ranch Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.

Permitting and Licensing

The Moore Ranch Project Area is fully permitted through the WDEQ/LQD.

Geologic Setting, Mineralization, and Deposit

The Moore Ranch Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east, and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine- to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed from oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds which can be hundreds of feet thick.

Uranium mineralization occurs in zones that are located in channel sands of the Fort Union Formation. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB. The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in a 50- to 100-ft thick sandstone lens. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the PRB by erosion. Remnants of this unit crop out on the Pumpkin Buttes, and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Moore Ranch Project Area targets mineralization in the Eocene-aged Wasatch Formation.

Mineralization in the Moore Ranch Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation. Most of the upper Wasatch Formation has been eroded away. The sandstones are arkosic, fine- to coarse-grained with local calcareous lenses. The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers. Unaltered sandstones are generally gray, while altered sandstones are tan or pink due to hematite, or show yellowish coloring due to limonite.

Pyrite occurs in several forms within the host sandstones. In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite and other dark detrital minerals. In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals. In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates.

Geology at the Moore Ranch Project Area is similar to the geology at the North and Southwest Reno Creek resource areas and includes the Felix and Badger coals. The mineralized host sand lies 5 to 30 ft below this coal bed and at a depth of 200–350 ft below the surface. The host sandstone is 80-150 ft thick.

Uranium mineralization at the Moore Ranch Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Data used for the resource estimate at the Moore Ranch Project Area consisted of drill maps, cross-sections, geophysical logs and lithologic logs developed by Conoco, a major US company, intent on developing the property as a production center. Standard industry methods were used at the time of data collection.

Paper records of historic radiometric data were input into a spreadsheet. Radiometric log interpretation was spot checked for the higher-grade intercepts.

Historic drill hole locations were verified by plotting their coordinates and checking against original maps. Historic drill hole location coordinates were then converted to match the North American Datum (“NAD”) 83 coordinate system for recent drill holes. Approximately 10% of the historic drill holes were resurveyed.

Recent drill hole data included collar elevation, collar location, grade and elevation of mineralized intercepts, bottom hole elevation and locations that had utilized modern survey grade GPS equipment.

Confirmation drilling by way of offset holes has been conducted by previous owners to validate historic data.

Since no historic core samples exist for verification, core drilling of the Moore Ranch Project Area was conducted in 2006 and 2008. The cores were assayed to verify historic data and two were used for leach testing.

WWC prepared an independent Canadian NI 43-101 technical report on resources for this Moore Ranch Project Area in April of 2019 (WWC, 2019a). The current resource estimate is based, in part, on that report.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The GT contour method was used to estimate resources at the Moore Ranch Project Area. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate methods, general parameters and mineralized cutoffs used at the Moore Ranch Project Area are summarized below.

Table 3: Moore Ranch Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Moore Ranch	GT Contour Method	1.0	16.0	0.02	2	0.30
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Moore Ranch Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Moore Ranch Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports; (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Moore Ranch Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The table below details the resource classification criteria used in the resource estimates in each of the Moore Ranch Project Area.

Table 5: Moore Ranch Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Moore Ranch	0 – 70	70 – 200	200 – 400

There are numerous reasons that mineralization was interpreted as measured resources within the Moore Ranch Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Moore Ranch Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface, and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Irigaray Project Area.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, as the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Moore Ranch Project Area. The estimates of measured and indicated mineral resources for the Moore Ranch Project Area are reported in the table below.

Table 6: Moore Ranch Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Moore Ranch
Measured	0.30	0.060	2,675	3,210,000
Indicated	N/A	N/A	0	0
Total Measured and Indicated	0.30	0.060	2,675	3,210,000

The estimates of inferred mineral resources are reported in the table below.

Table 7: Moore Ranch Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Moore Ranch
Inferred	0.30	0.047	46	43,700

Details regarding the mineral resource estimate disclosed herein can be found in Chapter 11, Mineral Resource Estimates of the TRS.

Present Condition of Property and Work Completed to Date

The Moore Ranch Project Area is currently under care and maintenance with the license renewal process in public notice.

The Company’s Planned Work

The Company intends to continue to keep the Moore Ranch Project Area in a care and maintenance mode.

Reno Creek ISR Project

The following technical and scientific description for the Reno Creek Project Area (the “Reno Creek Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Reno Creek Project Area does not have mineral reserves and is therefore considered an exploration stage property under S-K 1300 definitions, despite a history of commercial production.

Property Description

The Reno Creek Project Area is in Campbell County, Wyoming, within the PRB. The Reno Creek Project Area covers 18,763 acres, including all (or portions of) 46 sections of the PRB.

The Reno Creek Project Area is approximately five miles to the northwest of the North and Southwest Reno Creek Resource Areas. The Pine Tree Resource Area lies approximately five miles to the southwest of the permitted resource areas, immediately southeast of the intersection of U.S. Highway 387 and Wyoming Highway 50, also known as Pine Tree Junction. The Bing Resource Area lies approximately five miles west of the permitted Resource Areas adjacent to Wyoming Highway 50, three miles north of Pine Tree Junction.

Figure 1: Map of UEC Project Areas

Ownership

This Reno Creek Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Reno Creek Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the project area.

Mineral rights for the Reno Creek Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and (fee) private mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners, and fee mineral leases were obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Reno Creek
Acreage	3,200	4,583	10,980	18,763
Leases/Claims	4	36	549	589
Total Annual Cost	$9,600	Confidential	$90,585	$100,185

Within the Reno Creek Project Area, UEC holds four State of Wyoming uranium leases on state lands and 549 unpatented lode claims on federally (BLM) administered minerals. The BLM administers no surface rights at the Reno Creek Project Area, only mineral rights. UEC has 36 fee (private) mineral leases on the Reno Creek Project Area.

Payments for the state and private lease and BLM mining claim filing payments are up to date, as of the effective date of the TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Reno Creek Project Area is within Campbell County, Wyoming. This county resides in the Wyoming Basin Physiographic Province in the southern portion of the PRB. This site generally lies near the synclinal axis of the basin. The PRB is a part of the Northwestern Great Plains eco-region, a semiarid rolling plain of shale and sandstone punctuated by occasional buttes. Regional structural features also include the Big Horn Mountains to the west, Casper Arch to the south, and the Black Hills to the east. In the Reno Creek Project Area, the landscape is dominated by the Pumpkin Buttes.

Topography in the Reno Creek Project Area ranges from generally flat to gently rolling hills, with numerous drainages containing ephemeral streams dissecting the Reno Creek Project Area. Elevations ranges from approximately 4,500 to 5,400 ft above mean sea level.

Vegetation within the Reno Creek Project Area consists primarily of grassland, with areas of sagebrush. The Reno Creek Project Area lies within the mixed grass eco-region of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Reno Creek Project Area in the PRB is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the “last freeze” occurs during late May and the “first freeze” occurs in mid- to late September.

Yearly precipitation in the PRB averages about 13 inches. The PRB is prone to severe thunderstorm events throughout the spring and early summer months, and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year), but provides much less moisture than rain events.

The nearest community to the Reno Creek Project Area is Wright, Wyoming, a small, incorporated town with a population of 1,644 at the junction of Wyoming Highway 387 and Wyoming Highway 59. Gillette is a major local population center with a population of 33,403 and a regional airport. Gillette is located along Interstate 90, north and east of the Reno Creek Project Area via both Wyoming Highway 59 (due north of Wright) and Wyoming Highway 50. The towns of Edgerton and Midwest are in Natrona County, approximately 20 to 30 miles southwest of the Reno Creek Project Area on Wyoming Highway 387.

A major north–south railroad, BNSF Railway, used primarily for transporting coal, lies east of the Reno Creek Project Area and parallel to Wyoming Highway 59.

Equipment and supplies needed for exploration and day-to-day operations are available from population centers such as Gillette and Casper. Specialized equipment for the wellfields will likely need to be acquired from outside of Wyoming.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

As a result of energy development over the past 50 years, the Reno Creek Project Area has existing or nearby (less than two miles) electrical power, gas and adequate telephone and internet connectivity.

UEC owns 40 acres of land near the intersection of Wyoming State Highway 387 and the Clarkelen County Road to build and operate a future satellite facility. This land is equipped with a warehouse and office, power, telephone, water tank and domestic waste disposal. A well will be drilled to provide potable water for the Reno Creek Project Area.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operations at the Reno Creek Project Area.

Table 2: Historic Ownership and Operations at the Reno Creek Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Reno Creek – North Reno Creek
Late 1960s	Rocky Mountain Energy Company (“RME”)	Drilled exploration holes at and around North Reno Creek resource area.	Approximately 5,800	Delineated Approximately 10 miles of roll-front deposits.
Mid 1970s	RME, Mono Power Company (“Mono”) and Halliburton Services	Partnership formed to develop North Reno Creek Resource Area using ISR methods.	N/A	Acquisition of the Reno Creek Project Area.
1992	Energy Fuels Nuclear Inc./International Uranium Corporation	Energy Fuels Nuclear Inc. acquired RME's North Reno Creek Resource Area and later became International Uranium Corporation.	N/A	Acquisition of the Reno Creek Project Area.
2001	Rio Algom	Rio Algom acquired International Uranium Corporation’s property.	N/A	Acquisition of the Reno Creek Project Area.
2001	PRI	PRI acquired North Reno Creek Area and dropped claims in 2003.	N/A	Acquisition of the Reno Creek Project Area and mining claims dropped.
2004	Strathmore Minerals Corporation and American Uranium Corporation (“AUCA”)	Re-staked and filed new mining claims on approximately 16,000 acres.	N/A	Refiled mining claims and secured right to mine.
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Acquisition of the Reno Creek Project Area and secured permits and authorizations.
2017	UEC	Consolidated ownership of multiple resource areas and oversaw technical reporting and auditing of Project resources.	N/A	Consolidation of ownership. Auditing of project resources.

Table 2: Historic Ownership and Operations at the Reno Creek Project Area
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Reno Creek – Southwest Reno Creek
Pre-2007	AUCA and Tennessee Valley Authority JV	Controlled Southwest Reno Creek and drilled exploration holes.	Approximately 700	Delineation of mineralized areas.
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Secured permits and required authorizations.
2017	UEC	Consolidated ownership of multiple Resource Areas and oversaw technical reporting and auditing of Project resources.	N/A	Consolidation of ownership. Auditing of the Reno Creek Project Area resources.
Reno Creek – Moore, Pine Tree, and Bing
1960s	Utah International Mining Company	Exploration on Moore and Pine Tree Resource Areas.	N/A	Delineation of mineralized areas.
Late 1970s	Pathfinder Mines, Inc.	Utah International Mining Company becomes Pathfinder Mines, Inc. and continues exploration on Moore and Pine Tree Resource Areas.	>1,560	Delineation of mineralized areas.
1980s	RME	Obtained ownership of Moore Area, continued exploration drilling until the 1990s.	>400	Acquired the Reno Creek Project Area. Delineation of mineralized areas.
1960s	Cleveland-Cliffs Iron Company	Exploration of Bing Area, drilled several hundred exploration holes and conducted limited hydrologic testing in the 1970s.	177	Delineation of mineralized areas through drilling and conducted hydrologic testing.
2007	AUCA	Consolidated the Resource Areas under one owner.	N/A	Consolidated ownership.
2017	UEC	Oversaw technical reporting and auditing of project resources.	N/A	Auditing of the Reno Creek Project Area resources.

Permitting and Licensing

The Reno Creek Project Area is fully permitted through the WDEQ/LQD.

Geologic Setting, Mineralization, and Deposit

The Reno Creek Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine- to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed from oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds which can be hundreds of feet thick.

Uranium mineralization occurs in zones that are located in channel sands of the Fort Union Formation. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB. The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in a 50- to 100-ft thick sandstone lens. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the PRB by erosion. Remnants of this unit crop out on the Pumpkin Buttes, and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Reno Creek Project Area targets mineralization in the Eocene-aged Wasatch Formation.

Mineralization in the Reno Creek Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation. Most of the upper Wasatch Formation has been eroded away. The sandstones are arkosic, fine- to coarse-grained with local calcareous lenses. The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers. Unaltered sandstones are generally gray, while altered sandstones are tan or pink due to hematite, or show yellowish coloring due to limonite.

Pyrite occurs in several forms within the host sandstones. In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite and other dark detrital minerals. In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals. In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates.

At the Reno Creek Project Area, the Felix Coal seams are laterally continuous in the North and Southwest Reno Creek resource areas and extend northward into the Moore and Bing resource areas. The Felix Coal seams and the underlying Badger Coal seam provide important correlation points across the Reno Creek Project Area. Sandstone horizons that host uranium mineralization within the production zone aquifer are typically cross-bedded, graded sequences fining upward from very coarse-grained at the base to fine-grained at the top, representing sedimentary cycles from 5-20 ft thick. Stacking of depositional cycles resulted in sandstone body accumulations over 200 ft thick.

Uranium mineralization at the Reno Creek Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

WWC prepared an independent TRS titled “S-K 1300 Initial Assessment Mineral Resource Report Reno Creek Project Campbell County, WY USA”, which was completed and was current on March 31, 2022. That TRS details the resource estimate data verification for the Reno Creek Project Area. A summary of the data verification found in that TRS is provided below.

The UEC database contains 10,151 drill holes drilled by RCH and other former operators on and adjacent to the resource areas. Electric log gamma data are available for more than 75% of these holes, and interval data (thickness, grade, and grade-thickness) are available for about 95% of the mineralized holes.

Approximately 50 drill holes were not used in the current resource estimate due to identification of problematic data during recent data validation processes.

Data for 6,191 drill holes were used in the current resource estimate; however, more or less all of the holes supported geological model construction, so essentially all holes were used to support mineral resource estimation. Within the data set, 6,061 holes are within the Reno Creek Project Area. The drill hole data consists of logs, surveys and data generated for those holes.

UEC personnel entered the data into the database and constantly monitored data quality during data entry and when data are extracted for any purposes.

As previously discussed, industry standard methods were utilized at the time of data collection. Available data were from drill maps, cross sections, geophysical logs and lithologic logs. WWC has worked with UEC contacts to obtain and verify exploration drilling and sampling data was complete, thorough and accurate. Geophysical logs for historic drill holes were analyzed and evaluated for completeness and sufficiently quality check in the process of developing the drill hole database for the resource modeling. Surveyed monuments or markers documenting the location of abandoned drill holes were not able to be physically inspected during the site visit, however, the database of drill hole locations was checked against the hole location identified on geophysical logs.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The estimation method was a two-dimensional (2D) Delaunay Triangulation implemented in RockWorks, a comprehensive software program for creating 2D and 3D maps and is an industry standard in the environmental, geotechnical, petroleum and mining industries. The Delaunay Triangulation method connects data points (drill holes) via a triangular network with one data point at each triangle vertex and constructs the triangles as close to equilateral as possible. Once the network was determined, the slope of each triangular plate was computed using the three vertex point values. Next, a 25 ft x 25 ft grid was superimposed over the triangular network, and each grid node (grid center) was assigned a Z-value, based on the intercept of the node and the sloping triangular plate. Only grid nodes falling within the boundary of the triangular network (convex hull) were estimated. The distance of the grid node from a drill hole location was computed and used to determine whether the node was located within UEC’s property boundary. Triangulations and grids for both grade and thickness were constructed. Next, the thickness and grade grids were multiplied to obtain a GT grid. Finally, the mineral resource classification criteria was applied to the GT grid to obtain a classified mineral resource. Resource pounds were determined by taking the average GT in each GT contour interval and multiplying it by the area and a conversion factor, then dividing that value by the tonnage factor. The resource estimate methods, general parameters and mineralized cutoffs used at the Reno Creek Project Area are summarized below.

Table 3: Reno Creek Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Reno Creek	Delaunay Triangulation Method	1.0	17.0	0.01	1	0.20
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Reno Creek Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Reno Creek Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021 due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Reno Creek Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The table below details the resource classification criteria used in the resource estimates in each of the Reno Creek Project Area.

Table 5: Reno Creek Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Reno Creek	0 – 50	50 – 250	250 – 500

There are numerous reasons that mineralization was interpreted as measured resources within the Reno Creek Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Reno Creek Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals, and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface, and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Reno Creek Project Area.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, as the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Reno Creek Project Area. The estimates of measured and indicated mineral resources for the Reno Creek Project Area are reported in the table below and the estimates of inferred mineral resources are reported in the table following.

Table 6: Reno Creek Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Reno Creek
Measured	0.20	0.043	14,990	12,920,000
Indicated	0.20	0.039	16,980	13,070,000
Total Measured and Indicated	0.20	0.041	31,970	25,990,000

Table 7: Reno Creek Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Reno Creek
Inferred	0.20	0.039	1,920	1,490,000

Details regarding the mineral resource estimate disclosed herein can be found in Chapter 11, Mineral Resource Estimates of the TRS.

Present Condition of Property and Work Completed to Date

The Reno Creek Project Area is currently under care and maintenance with additional areas currently being added to the Reno Creek Project Area through the amendment process overseen by the state of Wyoming.

The Company’s Planned Work

The Company plans to complete permit and license amendments to add new mineable acreage to the Reno Creek Project Area. Drilling plans are also in the initial stages of development.

Ludeman ISR Project

The following technical and scientific description for the Ludeman Project (the “Ludeman Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Ludeman Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of successful in situ research and development testing.

Property Description

The Ludeman Project Area is located in Converse County, Wyoming, in the southern portion of the PRB. The Ludeman Project Area covers 19,888 acres including all (or portions of) 31 sections of the PRB.

The Ludeman Project Area is located approximately 12 miles northeast of Glenrock and 30 miles east-northeast of Casper, Wyoming. State Highway 95 provides access to the Ludeman Project Area from the Towns of Glenrock and Rolling Hills to the west and State Highway 93 provides access from Douglas to the southeast. Interstate 25 provides access to both of these state highways from the south of the Ludeman Project Area. The Ludeman Project Area is primarily located on private surface land with some areas of Federal or state lands.

Figure 1: Map of UEC Project Areas

Ownership

This Ludeman Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Ludeman Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the Ludeman Project Area.

Mineral rights for the Ludeman Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and private (fee) mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners, and fee mineral leases were obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Ludeman
Acreage	1,440	1,749.9	17,586.1	20,768
Leases/Claims	4	2	746	752
Total Annual Cost	$4,320	Confidential	$123,090	$127,410

Within the Ludeman Project Area, UEC holds four State of Wyoming uranium leases on state lands with a combined acreage of 1,440 acres. UEC also holds 746 unpatented lode claims on federally administered minerals. An additional two fee mineral leases are held with private mineral owners. In total, the project mineral holdings total approximately 20,768 acres in the Ludeman Project Area.

Payments for state and private leases and BLM mining claim filing payments are up to date, as of the effective date of the TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Ludeman Project Area is within Converse County, Wyoming. This county resides in the Wyoming Basin Physiographic Province in the southern portion of the PRB. This site generally lies near the synclinal axis of the basin. The PRB is a part of the Northwestern Great Plains eco-region, a semi-arid rolling plain of shale and sandstone punctuated by occasional buttes. Regional structural features also include the Big Horn Mountains to the west, Casper Arch to the south, and the Black Hills to the east. In the Ludeman Project Area, the landscape is dominated by the Pumpkin Buttes.

Topography in the Ludeman Project Area ranges from generally flat to gently rolling hills, with numerous drainages containing ephemeral streams dissecting the Ludeman Project Area. Elevations ranges from approximately 4,500 to 5,400 ft above mean sea level.

Vegetation within the Ludeman Project Area consists primarily of grassland, with areas of sagebrush. The Ludeman Project Area lies within the mixed grass eco-region of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Ludeman Project Area in the PRB is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the “last freeze” occurs during late May and the “first freeze” occurs in mid- to late September.

Yearly precipitation in the PRB averages about 13 inches. The PRB is prone to severe thunderstorm events throughout the spring and early summer months, and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year), but provides much less moisture than rain events.

Equipment and supplies needed for exploration and day-to-day operations are available from population centers such as Douglas, Glenrock and Casper. Specialized equipment for the wellfields will likely need to be acquired from outside of Wyoming.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

As a result of energy development over the past 50 years, all the Ludeman Project Area have existing or nearby (less than two miles) electrical power, gas and adequate telephone and internet connectivity.

The Ludeman Project Area has been historically used for livestock grazing. Nearby uranium operations have occurred historically. Non-potable water will be supplied by wells developed on or near the Ludeman Project Area. Water extracted as part of ISR operations will be recycled for reinjection. Ponds are the primary permitted wastewater disposal method at the Ludeman Project Area. However, typical ISR mining operations use disposal wells, which are permitted as a secondary wastewater disposal method at the Ludeman Project Area. The proximity of the Ludeman Project Area to paved roads will facilitate transportation of equipment, supplies, personnel and products. High voltage transmission lines from the Dave Johnston Power Plant pass within the Ludeman Project Area.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operations at the Ludeman Project Area.

Table 2: Historic Ownership and operations at the Ludeman Project Area
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1960s-1970s	Cordero Mining	Numerous exploration companies including Teton Exploration (“Teton”), PRI, Uranium Resources, Inc. (“URI”) and Malapai (a subsidiary of APS) collectively explored in the Ludeman Project Area.	Approximately 5,420	Explored for uranium roll-front mineralization and delineated deposits in the Ludeman Project Area.
1980	United Nuclear Corp. (“UNC”) and partner Teton

Constructed and operated the Leuenberger ISR pilot test facility for 12 months. Groundwater restoration was completed following production and a commercial permit to mine was granted. Due to a decline in the market, the permitted mine was not placed into commercial operation and the permit expired.

			N/A	Produced 12,800 lbs of U3O8 from the pilot facility.
1981	URI	Constructed and operated the North Platte ISR project on a portion of the Ludeman Project Area. The pilot test facility produced for five months during 1982.	N/A	Produced 1,515 lbs of U3O8 from the pilot facility.
1980s	Malapai	Permitted the Peterson Project for pilot operations but was never operated.	N/A	Facility was never operated.
1985-Early 1990s	Central Electrical Generating Board of England (known as PRI)

Nedco and Union Pacific properties were consolidated into the Teton Leuenberger Project. PRI purchased the property and added to the acreage through the purchase of adjacent claim blocks owned by Kerr-McGee.

			N/A	Ownership transition and growth in acreage through acquisitions.
Late 1990s	PRI	Leuenberger properties were released due to declining market trends. Some claims reverted to previous owners.	N/A	Decrease in claims and generally the Ludeman Project Area.
Early to Mid- 2000s	High Plains Uranium (“HPU”) and EMC	HPU held most claims and leases in the Ludeman Project Area. Energy Metals held the remaining claims in the Ludeman Project Area.	N/A	Claims and leases increased in the Ludeman Project Area.
2007	EMC	EMC acquired HPU.	N/A	Consolidation through acquisition.

Table 2: Historic Ownership and operations at the Ludeman Project Area (Continued)
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2007	Uranium One

Uranium One acquired Energy Metals in late 2007 and continued exploration of the Ludeman Project Area from 2007 through 2012. The primary goals of drilling included exploration to establish continuity of regional ore trends, development drilling to determine the lateral extents of the ore body, stratigraphic investigation, confirmation of the location and nature of mineralization, and collection of cores for leach testing and analysis of uranium, mineralogy, trace metals, disequilibrium, permeability, porosity and density. Acquired the WDEQ/LQD mine permit and NRC license.

			Approximately 2,180	Continued exploration of the Ludeman Project Area. Additional holes included boreholes, core holes, and monitor wells.
2021	UEC	The Ludeman Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.

Permitting and Licensing

The Ludeman Project Area is fully permitted through the WDEQ/LQD.

Geologic Setting, Mineralization, and Deposit

The Ludeman Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine- to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed from oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds which can be hundreds of feet thick.

The total thickness of the Fort Union Formation varies between 2,000 and 3,500 ft.

Uranium mineralization occurs in zones that are located in channel sands of the Fort Union Formation. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB, but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB. The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in a 50- to 100-ft thick sandstone lens. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the PRB by erosion. Remnants of this unit crop out on the Pumpkin Buttes, and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Ludeman Project Area targets mineralization in the Fort Union Formation, which underlies the Wasatch Formation. The host rocks for the uranium ore deposits in the project areas are the arkosic sandstones of the Fort Union Formation. These channel deposits are confined by mudstones that serve as aquitards to the water saturated aquifers.

Uranium mineralization at the Ludeman Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Data used for the resource estimate at the Ludeman Project Area consisted of drill maps, cross-sections, geophysical logs, lithologic logs, reports and digital databases. Standard industry methods were used at the time of data collection.

Historic radiometric data log interpretation was spot checked for the higher-grade intercepts.

Historic drill hole locations were verified by plotting their coordinates and checking against original maps. Historic drill hole location coordinates were then converted to match the NAD 83 coordinate system for recent drill holes. Approximately 10% of the historic drill holes were resurveyed.

Recent drill hole data included collar elevation, collar location, grade and elevation of mineralized intercepts, bottom hole elevation and locations that had utilized modern survey grade GPS equipment.

Confirmation drilling by way of offset holes has been conducted by previous owners to validate historic data.

The Ludeman Project Area has been host to two successful pilot plant studies. The Leuenberger Pilot was in production for 12 months from two wellfields which recovered a combined 14,600 lbs U3O8. Recovery rates in the two wellfields were 68 percent and 27 percent of estimated in-place resources, and peak head grades were 175 ppm and 32 ppm (UNC Teton-Nedco, 1983). The North Platte Pilot was in production for five months with total recovery of 1,515 lbs of U3O8 at a recovery rate of 27 percent. Baseline investigations for a third pilot study were conducted by the APS Commission; however, actual pilot scale production was never conducted. Laboratory leach testing noted that the overall recovery averaged 76 percent of estimated in-place resource.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The GT contour method was used to estimate the mineral resources at the Ludeman Project Area. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero.

The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate methods, general parameters and mineralized cutoffs used at the Ludeman Project Area are summarized below.

Table 3: Ludeman Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Ludeman	GT Contour Method	1.0	17.0	0.02	2	0.25
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Ludeman Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Ludeman Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Ludeman Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The table below details the resource classification criteria used in the resource estimates in each of the Ludeman Project Area.

Table 5: Ludeman Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Ludeman	0 – 70	70 – 200	200 – 400

There are numerous reasons that mineralization was interpreted as measured resources within the Ludeman Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, as shown on the geologic cross sections the sub-surface geology within the Ludeman Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Ludeman Project Area.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production, and the variety of data collected led WWC, as the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Ludeman Project Area. The estimates of measured and indicated mineral resources for the Ludeman Project Area are reported in the table below and the estimates of inferred mineral resources are reported in the table following.

Table 6: Ludeman Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Ludeman
Measured	0.25	0.094	2,674	5,016,900
Indicated	0.25	0.088	2,660	4,696,900
Total Measured and Indicated	0.25	0.091	5,334	9,713,800

Table 7: Ludeman Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Ludeman
Inferred	0.25	0.073	866	1,258,000

Present Condition of Property and Work Completed to Date

The Ludeman Project Area is fully permitted and in a care and maintenance mode.

The Company’s Planned Work

The Company plans to maintain the Ludeman Project Area in a care and maintenance status.

Allemand-Ross ISR Project

The following technical and scientific description for the Allemand-Ross Project Area (the “Allemand-Ross Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein).

Property Description

The Allemand-Ross Project Area is located in Converse County, Wyoming, in the southern PRB Uranium District of Wyoming. The Allemand-Ross Project Area covers 10,757 acres, including all (or portions of) 21 sections within three townships of the PRB.

The Allemand-Ross Project Area is located approximately 42 air miles northeast of Casper, Wyoming. The Allemand-Ross Project Area is primarily located on private surface land with some areas of federal or state-managed land. The Allemand-Ross Project Area was previously divided into North and South areas, with North Allemand-Ross historically called the Sand Draw Property and South Allemand-Ross called the North Bear Creek Property. This designation is not utilized by UEC, as both areas are now within the Allemand-Ross Project Area. The land ownership is a combination of private, state of Wyoming, and federally owned land administered by the BLM.

Figure 1: Map of UEC Project Areas

Ownership

This Allemand-Ross Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Allemand-Ross Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the project area.

Mineral rights for the Allemand-Ross Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and private (fee) mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners and fee mineral leases are obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Allemand-Ross
Acreage	318	2,773.9	8,518.2	11,610.1
Leases/Claims	2	7	452	461
Total Annual Cost	$683	Confidential	$74,580	$75,263

Within the Allemand-Ross Project Area, UEC holds two State of Wyoming uranium leases with a combined acreage of 318 acres. UEC also holds 452 unpatented lode claims on federally administered minerals. An additional seven fee (private) mineral leases are held with private mineral owners. In total, the net mineral holdings in the Allemand-Ross Project Area comprise 11,610.1 acres.

Payments for state and private leases and BLM mining claim filing payments are up to date as of the effective date of the TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Allemand-Ross Project Area is within Converse County, Wyoming. This county resides in the Wyoming Basin Physiographic Province in the southern portion of the PRB. This site generally lies near the synclinal axis of the basin. The PRB is a part of the Northwestern Great Plains eco-region, a semiarid rolling plain of shale and sandstone punctuated by occasional buttes. Regional structural features also include the Big Horn Mountains to the west, Casper Arch to the south and the Black Hills to the east. In the northern Allemand-Ross Project Area, the landscape is dominated by the Pumpkin Buttes.

Topography in the Allemand-Ross Project Area ranges from generally flat to gently rolling hills, with numerous drainages containing ephemeral streams dissecting the Allemand-Ross Project Area. Elevations ranges from approximately 4,500 ft to 5,400 ft above mean sea level.

Vegetation within the Allemand-Ross Project Area consists primarily of grassland, with areas of sagebrush. The Allemand-Ross Project Area lies within the mixed grass eco-region of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Allemand-Ross Project Area in the PRB is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the last freeze occurs during late May and the first freeze occurs in mid- to late September.

Yearly precipitation in the PRB averages about 13 inches. The PRB is prone to severe thunderstorm events throughout the spring and early summer months, and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year), but provides much less moisture than rain events.

The Allemand-Ross Project Area is accessible via two-wheel drive on existing county and/or two-track roads as follows: from Douglas, Wyoming, proceed northwesterly on WY Highway 93, approximately 21 miles to the junction with WY Highway 95. From the junction of WY Highways 93 and 95, proceed northerly approximately 32 miles on Converse County Road 31, also known as the Ross Road. The Ross Road is an all-season road that is maintained by Converse County. The southern section of which is paved, and the northern section is gravel surface. A major north–south railroad, BNSF Railway, used primarily for transporting coal, lies east of the Allemand-Ross Project Area and parallel to Wyoming Highway 59.

Equipment and supplies needed for exploration and day-to-day operations are available from population centers such as Glenrock, Douglas and Casper. Specialized equipment for the wellfields will likely need to be acquired from outside of Wyoming.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

As a result of energy development over the past 50 years, all the Allemand-Ross Project Area have existing or nearby (less than two miles) electrical power, gas and adequate telephone and internet connectivity.

At the Allemand-Ross Project Area, non-potable water will be supplied by wells developed on or near the Allemand-Ross Project Area. Water extracted as part of ISR will be recycled for reinjection. At least two Class I UIC deep disposal wells are planned for the Allemand-Ross Project Area. The Allemand-Ross Project Area is adjacent to all-weather roadways which facilitate the transportation of equipment, supplies, personnel and product. Electrical power lines extend into and across the Allemand-Ross Project Area.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operation at the Allemand-Ross Project Area.

Table 2: Historic Ownership and Operations at the Allemand-Ross Project Area
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1967	Kerr-McGee, Homestake, Teton	Early uranium exploration completed by the three companies in the Allemand-Ross Project Area. Exploration was typically for shallower mineralization (<1,000 ft).	Approximately 100	Exploration of shallow mineralization (<1,000 ft).
1971	Conoco

Conoco staked lode mining claims in 1969. In 1970, Conoco entered an agreement with National Resources Corporation to earn in on the Allemand-Ranch land holdings. National Resources Corporation’s interests were acquired by Pioneer Nuclear in 1972 and the joint venture partnership was maintained until 1975. In 1979, Conoco continued to operate the drilling program. Conoco closed its mineral department in 1984.

			Approximately 1,180	A significant amount of the mineralization within the Allemand-Ross Project Area was delineated.
1984	Power Reactor and Nuclear Fuel Development Corporation (“PNC”)	PNC assumed control of the Allemand-Ross Project Area and continued exploration.	Approximately 50	Additional exploration completed by PNC.
Early 1990s	PNC	Mineral rights were allowed to lapse due to further declining uranium market conditions.	N/A	Lost mineral rights.
Early 2000s-2005	HPU and EMC	Claims and leases were acquired during the uranium market upswing. HPU held most claims and leases and EMC holding the remainder of the Allemand-Ross Project Area.	N/A	Mineral rights were acquired.
2007	EMC	EMC acquired HPU. The properties were consolidated.	N/A	Properties consolidated.
2007	Uranium One	Uranium One acquired EMC. Uranium One proceeded to conduct verification and resource enhancement drilling. Most drilling was completed between 2008 and 2010.	Approximately 300	Additional exploration completed within the Allemand-Ross Project Area with average depths ranging from 1,118 ft to 1,546 ft.
2021	UEC	The Allemand-Ross Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.

Permitting and Licensing

The Allemand-Ross Project Area is not permitted.

Geologic Setting, Mineralization, and Deposit

The Allemand-Ross Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine- to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed as oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds, which can be hundreds of feet thick.

The total thickness of the Fort Union Formation varies between 2,000 and 3,500 ft.

Uranium mineralization occurs in zones that are located in channel sands of the Fort Union Formation. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB, but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB. The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in a 50- to 100-ft thick sandstone lens. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the PRB by erosion. Remnants of this unit crop out on the Pumpkin Buttes, and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Allemand-Ross Project Area targets mineralization in the Fort Union Formation, which underlies the Wasatch Formation and is part of the thick PRB sedimentary series. It consists of mudstones, siltstones and clays with minor cross bedded sandstone channels and occasional thin limestone and lignite beds (Lemmers and Smith, 1981). The Fort Union Formation sandstones were deposited in a fluvial paleo-drainage system, which flowed generally in a north-northeasterly direction. The targeted host rocks for uranium ore deposits in the Allemand-Ross Project area are the arkosic sandstones of the Lebo member of the Fort Union formation. These channel deposits are confined by mudstones that serve as aquitards to the water saturated aquifers.

Pyrite occurs in several forms within the host sandstones. In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite and other dark detrital minerals. In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals. In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates.

Uranium mineralization at the Allemand-Ross Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails”, which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Data used for the resource estimate at the Allemand-Ross Project Area consisted of drill maps, cross-sections, geophysical logs, lithologic logs and historic reports developed by Conoco intent on developing the property as a production center. Standard industry methods were used at the time of data collection.

Paper records of historic radiometric data were input into a spreadsheet. Radiometric log interpretation was spot checked for the higher-grade intercepts.

Historic drill hole locations were verified by plotting their coordinates and checking against original maps. Field checks of historic drill hole locations were conducted, with the locations found to be within acceptable tolerances. Historic drill hole location coordinates were then converted to match the NAD 83 coordinate system for recent drill holes. Approximately 10% of the historic drill holes were resurveyed.

Recent drill hole data included collar elevation, collar location, grade and elevation of mineralized intercepts, bottom hole elevation and locations that had utilized modern survey grade GPS equipment.

Confirmation drilling by way of offset holes has been conducted by previous owners to validate historic data.

Since no historic core samples exist for verification, core drilling of the project was conducted in 2005 with the completion of 11 holes.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The GT contour method was used to estimate the mineral resources at the Allemand-Ross Project Area. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density. The GT Contour method was used to estimate the resources at all the Christensen Ranch Project Area.

The resource estimate methods, general parameters, and mineralized cutoffs used at the Allemand-Ross Project Area are summarized below.

Table 3: Allemand-Ross Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Allemand-Ross	GT Contour Method	1.0	16.0	0.02	-	0.25
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Allemand-Ross Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each Allemand-Ross Project Area with the unique aspects of each Allemand-Ross Project Area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Allemand-Ross Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the TRS QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Allemand-Ross Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The table below details the resource classification criteria used in the resource estimates in each of the Allemand-Ross Project Area.

Table 5: Allemand-Ross Project Area Drill Hole Information

Project Area	Distance Between Drill Hole Locations for Resource Classifications (ft)
	Measured	Indicated	Inferred
Allemand-Ross	0 – 70	70 – 200	200 – 400

There are numerous reasons that mineralization was interpreted as measured resources within the Allemand-Ross Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Allemand-Ross Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	commercial production at the Smith Highland Mine is just south of the Allemand-Ross Project Area.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, as the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Allemand-Ross Project Area. The estimates of measured and indicated mineral resources for the Allemand-Ross Project Area are reported in the table below and the estimates of inferred mineral resources are reported in the table following.

Table 6: Allemand-Ross Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Allemand-Ross
Measured	0.25	0.085	246	417,000
Indicated	0.25	0.066	32	42,400
Total Measured and Indicated	0.25	0.083	278	459,400

Table 7: Allemand-Ross Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Allemand-Ross
Inferred	0.25	0.098	1,275	2,496,000

Present Condition of Property and Work Completed to Date

The Allemand-Ross Project Area is not permitted.

The Company’s Planned Work

The Company plans to maintain the mineral leases and mining claims in the Allemand-Ross Project Area.

Barge ISR Project

The following technical and scientific description for the Barge Project Area (the “Barge Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein).

Property Description

The Barge Project Area is located in Converse County, Wyoming, the southern portion of the PRB Uranium District of Wyoming. The Barge Project Area covers 7,014 acres, including all (or portions of) 18 sections of the PRB.

The Barge Project Area is located approximately 50 air miles northeast of Casper, Wyoming. The Barge Project Area is primarily located on private surface land with some areas of federal BLM or state-managed land.

Figure 1: Map of UEC Project Areas

Ownership

This Barge Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Barge Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the project area.

Mineral rights for the Barge Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and (fee) private mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners and fee mineral leases were obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Barge
Acreage	640	0	6,374.2	7,014.2
Leases/Claims	1	0	342	343
Total Annual Cost	$1,920	$0	$56,430	$58,350

Within the Barge Project Area, UEC holds one State of Wyoming uranium leases of 640 acres. UEC also holds 342 unpatented lode claims on federally administered minerals. In total, the net mineral holdings in the Barge Project Area comprise 7,014 acres.

Payments for state leases and BLM mining claim filing payments are up to date as of the effective date of this TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Barge Project Area is within Converse County, Wyoming. This county resides in the Wyoming Basin Physiographic Province in the southern portion of the PRB. This site generally lies near the synclinal axis of the basin. The PRB is a part of the Northwestern Great Plains eco-region, a semi-arid rolling plain of shale and sandstone punctuated by occasional buttes. Regional structural features also include the Big Horn Mountains to the west, Casper Arch to the south and the Black Hills to the east. In the northern Barge Project Area, the landscape is dominated by the Pumpkin Buttes.

Topography in the Barge Project Area ranges from generally flat to gently rolling hills, with numerous drainages containing ephemeral streams dissecting the Barge Project Area. Elevations ranges from approximately 4,500 ft to 5,400 ft above mean sea level.

Vegetation within the Barge Project Area consists primarily of grassland, with areas of sagebrush. The Barge Project Area lies within the mixed grass eco-region of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Barge Project Area in the PRB is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the last freeze occurs during late May and the first freeze occurs in mid- to late September.

Yearly precipitation in the PRB averages about 13 inches. The PRB is prone to severe thunderstorm events throughout the spring and early summer months, and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year), but provides much less moisture than rain events.

The site is accessible via two-wheel drive. From Glenrock, Wyoming, proceed northeast on WY Highway 95 approximately 18 miles to the junction with WY Highway 93. From Douglas, Wyoming, proceed northwesterly approximately 21 miles to the junction with WY Highway 95. From the junction of WY Highways 93 and 95, proceed northerly approximately 25 miles on Ross Road. The site is then approximately two miles west of Ross Road. A major north–south railroad, BNSF Railway, used primarily for transporting coal, lies east of the Barge Project Area and parallel to Wyoming Highway 59.

Equipment and supplies needed for exploration and day-to-day operations are available from population centers such as Gillette and Casper. Specialized equipment for the wellfields will likely need to be acquired from outside of Wyoming.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

As a result of energy development over the past 50 years, all the Barge Project Area have existing or nearby (less than two miles) electrical power, gas and adequate telephone and internet connectivity.

Near the Barge Project Area, historical uranium operations in the late 1970s and early 1980s brought access and electrical power to the area, which remain. Water supply needs to be reestablished in the Barge Project Area. Loaded resin would be transported to the Irigaray CPP for final concentrate production. The Barge Project Area is adjacent to all-weather roadways which facilitate the transportation of equipment, supplies, personnel and product.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operations at the Barge Project Area.

Table 2: Historic Ownership and Operations at the Barge Project Area
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1969	Mono and RME

Under a joint venture, Mono and RME conducted the initial exploration program through drilling. Upon successful exploration, the Bear Creek Uranium Company was formed under general partnership between Mono and RME.

			Unspecified and included in the total estimate.	Successful exploration led to joint venture and mill construction.
1975-1982	Bear Creek Uranium Company	A mill was constructed in 1975. Open pit mining operations began in 1977 until 1982. Mining claims were dropped after 1982.	Approximately 6,880	4.7 million tons of material from open pit mining processed at the Bear Creek mill.
2006	EMC	EMC located the unpatented mining claims and acquired the state mineral leases.	N/A	Lapsed mineral leases acquired.
2007	Uranium One	Uranium One acquired EMC and all rights to the Barge Project Area.	None as of 2019.	No exploration had been completed.
2021	UEC	Barge Project Area acquired by UEC from Uranium One.	N/A	Ownership.

Permitting and Licensing

The Barge Project Area is not permitted.

Geologic Setting, Mineralization, and Deposit

The Barge Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds, which can be hundreds of feet thick.

The total thickness of the Fort Union Formation varies between 2,000 and 3,500 ft.

Uranium mineralization occurs in zones that are located in channel sands of the Fort Union Formation and Wasatch Formation. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB but has been mostly removed by erosion, with only small, scattered outcrops still present in the southern PRB. The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in a 50- to 100-ft-thick sandstone lens. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the PRB by erosion. Remnants of this unit crop out on the Pumpkin Buttes, and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Barge Project Area mineralization occurs in both the Wasatch Formation and the Paleocene Fort Union Formation.

Mineralization in the Barge Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation. Most of the upper Wasatch Formation has been eroded away. The sandstones are arkosic, fine- to coarse-grained with local calcareous lenses. The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers. Unaltered sandstones are generally gray while altered sandstones are tan or pink due to hematite, or show yellowish coloring due to limonite.

Pyrite occurs in several forms within the host sandstones. In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite and other dark detrital minerals. In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals. In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates.

Mineralization and Deposit Type

Uranium mineralization at the Barge Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails”, which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Data used for the resource estimate at the Barge Project Area consisted of original geophysical and lithologic logs and an electronic drill hole database.

The TRS QP reviewed the mineral resource model and in the QP’s opinion the model is accurate and reliable.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The GT contour method was used to estimate the mineral resources at the Barge Project Area. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate methods, general parameters and mineralized cutoffs used at the Barge Project Area are summarized below.

Table 3: Barge Project Area Resources Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Barge	GT Contour Method	1.0	16.0	0.02	-	0.25
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Barge Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Barge Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Barge Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The table below details the resource classification criteria used in the resource estimates in each of the Barge Project Area.

Table 5: Barge Project Area Drill Hole Information

Project Area	Distance Between Drill Hole Locations for Resource Classifications (ft)
	Measured	Indicated	Inferred
Barge	-	50 – 100	-

There are numerous reasons that mineralization was interpreted as measured resources within the Barge Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, as shown on the geologic cross sections the sub-surface geology within the Barge Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the resource areas; and

●

third, mineralization occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, as the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Barge Project Area. The estimates of measured and indicated mineral resources for the Barge Project Area are reported in the table below and the estimates of inferred mineral resources are reported in the table following.

Table 6: Barge Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Barge
Measured	N/A	N/A	0	0
Indicated	0.25	0.051	4,301	4,361,000
Total Measured and Indicated	0.25	0.051	4,301	4,361,000

Table 7: Barge Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Barge
Inferred	N/A	N/A	0	0

Present Condition of Property and Work Completed to Date

The Barge Project Area is not permitted.

The Company’s Planned Work

The Company plans to maintain the mineral leases and federal mining claims within the Barge Project Area.

Jab/West Jab ISR Project

The following technical and scientific description for the Jab/West Jab Project Area (the “Jab/West Jab Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, as prepared by WWC, a qualified firm (the “QP” herein).

Property Description

The Jab/West Jab Project Area is located in the Great Divide Basin (“GDB”) in Fremont and Sweetwater Counties, Wyoming, USA.

The Jab/West Jab Project Area consists of two separate areas of mining claims and state leases separated by less than two miles in the GDB. Jab is located entirely in Sweetwater County in all or portions of 11 sections (4,006 acres).

The Jab/West Jab Project Area is located in both Fremont and Sweetwater Counties in all or portions of 11 sections (3,509 acres).

The Jab/West Jab Project Area is approximately 100 air miles southwest of Casper, Wyoming, and 20 air miles southwest of Jeffrey City, Wyoming. The Jab/West Jab Project Area is accessed from State Highway 287 and through Bairoil, Wyoming by traveling west on Bairoil Road (County Road 22). Alternatively, the Jab/West Jab Project Area may be accessed by traveling south from Jeffrey City, Wyoming, following Crooks Gap Road. The Jab/West Jab Project Area are located on federal BLM and state-managed land.

Figure 1: Map of UEC Project Areas

Ownership

This Jab/West Jab Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Jab/West Jab Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the Jab/West Jab Project Area.

Mineral rights for the Jab/West Jab Project Area are a combination of federally administered minerals (unpatented lode claims) and State of Wyoming mineral leases. Federal mining claims were staked and recorded consistent with federal and state law and state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Jab/West Jab
Acreage	960	0	4,483.4	5,443.4
Leases/Claims	3	0	217	220
Total Annual Cost	$2,880	$0	$35,805	$38,685

Within the Jab/West Jab Project Area, UEC holds three State of Wyoming uranium leases on state lands and 217 unpatented lode claims on federally administered minerals. There are no fee (private) minerals in the Jab/West Jab Project Area.

Payments for state leases and BLM mining claim filing payments are up to date, as of the effective date of this TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Jab/West Jab Project Area is in Sweetwater and Fremont Counties, Wyoming. These counties are in the north-central portion of the GDB, which is the major physiographic feature of southwestern Wyoming. The GDB is an oval-shaped structural depression that encompasses nearly 3,500 square miles in south-central Wyoming. Regional structural features also include the Granite Mountains and Wind River Range to the North, the Rawlins Uplift to the east, Rock Springs Uplift to the west and the Wamsutter Arch to the south.

The topography in Sweetwater County ranges from flat plains to gentle slopes that are dissected by southerly-flowing ephemeral washes. Elevations in the area ranges from approximately 6,900 ft to 7,400 ft above mean sea level. Vegetation on the Jab/West Jab Project Area mostly consists of sagebrush but includes some native perennial grasses, cushion plants, cacti, perennial forbs and lichens. Yearly precipitation in the Jab/West Jab Project Area is approximately 8 to 12 inches.

The Jab/West Jab Project Area is located in Sweetwater and Fremont Counties in the GDB. The nearest community is the small, incorporated town of Bairoil, Wyoming, with a population of 68, which is approximately 22 miles from the Jab/West Jab Project Area. The Jab/West Jab Project Area is accessed from State Highway 287 and through Bairoil by traveling west on Bairoil Road (County Road 22). Alternatively, the Jab and West Jab Project Area may be accessed by traveling south from Jeffrey City following Crooks Gap Road. The Jab/West Jab Project Area may be accessed from Rawlins an incorporated community with population of 8,221, which is located on Interstate 80 approximately 45 air miles southeast. Alternatively, the Jab/West Jab Project Area may be accessed from Casper, by traveling southwest on Wyoming Highway 220 to the intersection with Wyoming Highway 287. The Jab/West Jab Project Area may then be accessed from Wyoming Highway 287 by County Road 22. Bairoil is approximately 90 miles from Casper.

A major east-west railroad (the Union Pacific) lies approximately 40 air miles south of the Jab/West Jab Project Area. The Union Pacific generally parallels the alignment of Interstate 80 south of the Jab/West Jab Project Area.

Equipment and supplies needed for exploration and day-to-day operation are available from population centers such as Rawlins and Casper.

The local economy is geared toward coal mining and oil and gas production as well as ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily.

History

Uranium mineralization was discovered in the GDB at the Lost Creek Schoekingerite deposit in the early 1950s. The Schoekingerite deposits were exposed at the surface along the Lost Creek drainage and were located using radiometric surveys. The USGS used shallow exploration to further evaluate the deposits. Similar to the PRB, drilling for deeper deposits began in the 1960s and exploration has primarily consisted of drilling since that time.

Table 2: Historic Ownership and Operations at the Jab/West Jab Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Jab
Unspecified	Silverbell Industries	Originator of the Jab/West Jab Project Area.	Not specified.	The Jab/West Jab Project Area initially developed.
1972	Union Carbide Corporation (“UCC”)

Delineated an area of shallow oxidized mineralization and completed feasibility studies for open pit mining. The plan was not executed, and a mining permit was prepared for the WDEQ/LQD. The permit was withdrawn due to the declining uranium market in 1982.

			Approximately 1,830	Delineation of shallow oxidized material.
1985-2000	Yellowstone Fuels	Property held until a decline in the uranium market in 2000. No data developed by Yellowstone Fuels were available for evaluation.	No data available.	The Jab/West Jab Project Area held but not substantially developed.
West Jab
Unspecified	AMAX Petroleum Company	Originator of the Jab/West Jab Project Area.	Not specified.	The Jab/West Jab Project Area initially developed.
1975-1983	WNC	WNC drilled the Jab/West Jab Project Area until 1983 when uranium markets had dropped. WNC terminated claim. AMAX Petroleum Company regained control until the claims were dropped.	Approximately 1,020	Exploration completed by WNC.
Jab/West Jab
2006	EMC	Identified the unpatented mining claims and acquired the state mineral leases.	N/A	Secured right to mine.
2007	Uranium One	Uranium One acquired EMC and all rights to the Jab/West Jab Project Area.	None as of 2019	No exploration had been completed. Right to mine secured.
2021	UEC	The Jab/West Jab Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.

Permitting and Licensing

The Jab/West Jab Project Area is not permitted.

Geologic Setting, Mineralization, and Deposit

The Jab/West Jab Project Area is located within the north-central part of the GDB. The GDB and the Washakie Basin (“WB”) in the southwest together compromise the Greater Green River Basin (the “GGRB”). These basins contain up to 25,000 ft of cretaceous to recent sedimentary rocks.

During the end of the Cretaceous Period, the Laramide Orogeny divided the Wyoming Basin Province into a series of down warped basins. As these basins were created, uplift created the Granite and Seminoe Mountains, and older formations were altered during the same time. In the northern regions of the GDB, swamps, alluvial plains and fluvial fans were present at the margins of the uplifted Granite Mountains. To the southwest, the GDB is occupied by the lacustrine Eocene Green River Formation and by the lower energy Wasatch Formation. These two facies interfinger with the high-energy fluvial facies of the Battle Spring Formation at the central and eastern areas in the GDB.

Uranium deposits occur principally in the Battle Spring Formation which consists of alluvial-fluvial fan deposits of west- to southwest-flowing paleodrainage. The common rock type is arkosic sandstone with interbedded claystone. These types of rock are typical of alluvial-fan facies. Much of this material is sourced from the Granite Mountains, by blockages in normal drainages due to differential subsidence rates. The Wasatch Formation, due to its fluvial nature, contains interbedded siltstones, coal, carbonaceous shale, fine-grained sandstone, sandy limestone and medium-grained fluvial sandstones.

The permeable medium- to very coarse-grained sandstones and arkoses are a favorable host for sandstone-type uranium deposits. Fluvial channels incised into less permeable underlying siltstones and sandstones in the Battle Spring during early Eocene time. The channels were backfilled by the massive, poorly-sorted, coalescing alluvial fan deposits, known as the Battle Spring Formation. The Battle Spring Formation includes impermeable carbonaceous shales that created an impermeable boundary for uranium deposits.

Overbank and floodplain deposits in the Battle Spring Formation also were likely to restrict groundwater flow. These boundaries focused uranium-rich waters into confined permeable units. Faulting also created structural and permeability control.

Geology – Battle Spring Hosted Mineralization

One of the primary stratigraphic units in the Jab/West Jab Project Area is in the Battle Spring Formation, which is the host to uranium mineralization. The Battle Spring Formation is overlain by erosional remnants of the Laney Member of the Green River Formation and the Bridger Formation. The Battle Spring Formation was deposited by a large alluvial fan system consisting of deposits of very fine- to very coarse-grained arkosic sandstones with interbedded think shales, mudstones and localized conglomerates. The Battle Spring Formation is relatively flat in the Jab/West Jab Project Area. In the Jab/West Jab Project Area, there is a high-angle normal fault, which forms the northern limit of mineralization in the Silverbell portion of the deposit. The displacement along the fault is approximately 80 ft. The Silverbell portion of the mineralization is on the down-thrown side of the fault, while the Red Desert portion of the mineralization is on the up-thrown side of the fault. Within the Jab/West Jab Project Area, mineralization occurs within a single sandstone unit. At the Jab/West Jab Project Area, most of the mineralization occurs within a single unit; however, in the northeast portion of the Jab/West Jab Project Area, there is also mineralization in a lower sand unit.

Mineralization and Deposit Type

Uranium mineralization at the Jab/West Jab Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Data used for the resource estimate at the Jab/West Jab Project Area consisted of original geophysical and lithologic logs and an electronic drill hole database.

The TRS QP has reviewed the data verification procedures of this report and considers the procedures credible and reliable. The TRS QP reviewed a random sampling of 10 percent of the original logs and compared the GT, intercept depth, and location to the mineral intercept table used in the GT contour mineral resource estimate.

Confirmation drilling to validate historic data on the Jab portion of the Jab/West Jab Project Area was conducted by previous owners in 2006 and 2007. 20 offset holes were drilled within 10 ft of the surface location of historic holes. With respect to total GT of all 20 verification holes, the variance from historic holes was less than one percent; however, variation in individual holes was higher. The GT variation of offset holes ranged from 39 percent less to 142 percent more than the historic holes.

In the opinion of the TRS QP, the methods used and results of the exploration potential for the Jab/West Jab Project Area are reasonable and standard for the ISR industry. However, exploration potential does not meet the SEC standards identified in S-K 1300 to be considered mineral resources or mineral reserves and as such, there is no certainty that the exploration potential provided herein will be realized.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

Mineral resource estimation methods used for the Jab/West Jab Project Area include the GT contour method and the Delaunay Triangulation Method. Each method is briefly discussed below.

The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate methods, general parameters and mineralized cutoffs used at the Jab/West Jab Project Area are summarized below.

Table 3: Methods, Parameter, and Cutoff Summary by Jab/West Jab Project Area

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Jab/West Jab	GT Contour Method	1.0	16.0	0.02	-	0.25
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Jab/West Jab Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Jab/West Jab Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Confidence Classification of Mineral Resource Estimates

Measured, indicated and inferred resource classifications at the Jab/West Jab Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The table below details the resource classification criteria used in the resource estimates in the Jab/West Jab Project Area.

Table 5: Jab/West Jab Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Jab/West Jab	50 – 100	50 – 100	-

There are numerous reasons that mineralization was interpreted as measured resources within the Jab/West Jab Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Jab/West Jab Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Irigaray Project Area.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Jab/West Jab Project Area. The estimates of measured and indicated mineral resources for the Jab/West Jab Project Area are reported in the table below.

Table 6: Jab/West Jab Project Area Measured and Indicated Resources Summary

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Jab/West Jab
Measured	0.25	0.072	1,621	2,335,000
Indicated	0.25	0.077	253	392,000
Total Measured and Indicated	0.25	0.073	1,874	2,727,000

The estimates of inferred mineral resources are reported in the table below.

Table 7: Jab/West Jab Project Area Inferred Resources Summary

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Jab/West Jab
Inferred	0.25	0.060	1,402	1,677,000

Uncertainties (Factors) That May Affect the Mineral Resource Estimate

Factors that may affect the mineral resource estimate include:

●	assumptions as to forecasted uranium price;
●	changes to the assumptions used to generate the GT cutoff;
●	changes to future commodity demand;
●	variance in the grade and continuity of mineralization from what was interpreted by drilling and estimation techniques;
●	density assignments; and
●	changes to the continued ability to access the site, retain mineral and surface rights titles, maintain environment and other regulatory permits and maintain the social license to operate.

Mineral resource estimation is based on data interpretation and uses a limited number of discrete samples to characterize a larger area. These methods have inherent uncertainty and risk. Three elements of risk are identified for the Jab/West Jab Project Area:

●

Grade interpretation methods: interpreted to be low to moderate risk. Automated grade estimates depend on many factors and interpretation methods assume continuity between samples. A risk exists that a grade estimate at any three-dimensional location in a deposit will differ from the actual grade at that location when it is mined;

●

Geological definition: interpreted to be a moderate risk. The geological roll-front interpretation by the UEC geologists was checked using several automated techniques. The host units are relatively flat-lying, but there is a possibility of miscorrelation of a horizon when multiple closely spaced intercepts are present. A few uncertain roll-front interpretations were noted. Some of the interpretations were revised, but additional work is needed to ensure a remaining small percentage of interpretations are verified; and

●

Continuity: interpreted to be low risk. The QP and coworkers supervised by the QP reviewed multiple maps, drilling records and prior work at the Project that demonstrate and confirm the continuity of the roll-fronts within the Jab/West Jab Project Area.

Mineral resources do not have demonstrated economic viability, but they have technical and economic constraints applied to them to establish reasonable prospects for economic extraction. The geological evidence supporting indicated mineral resources is derived from adequately detailed and reliable exploration, sampling and testing, and is sufficient to reasonably assume geological and grade continuity. The measured and indicated mineral resources are estimated with sufficient confidence to allow the application of technical, economic, marketing, legal, environmental, social and government factors to support mine planning and economic evaluation of the economic viability of the Jab/West Jab Project Area.

The inferred mineral resources are estimated on the basis of limited geological evidence and sampling; however, the information is sufficient to imply, but not verify, geological grade and continuity. The QP expects that the majority of the inferred mineral resources could be upgraded to indicated mineral resources with additional drilling.

Present Condition of Property and Work Completed to Date

The Jab/West Jab Project Area is not permitted.

The Company’s Planned Work

The Company plans to maintain the State of Wyoming mineral leases and lode claims within the Jab/West Jab Project Area.

Charlie ISR Project

The following technical and scientific description for the Charlie Project (the “Charlie Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Charlie Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Property Description

The Charlie Project Area is in the PRB in Johnson County. It is surrounded by the Christensen Ranch Project Area. The Charlie Project Area covers 720 acres including all (or portions of) two sections of the PRB.

The Charlie Project Area is located approximately 90 air miles north of Casper, Wyoming, and is located on private surface land.

Figure 1: Map of UEC Project Areas

Ownership

This Charlie Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with landowners who hold surface and mineral ownership within and outside the various Charlie Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the Project Area.

Mineral rights for the Charlie Project Area are a combination of federally administered minerals (unpatented lode claims), State of Wyoming mineral leases and private (fee) mineral leases. Federal mining claims were staked and recorded consistent with federal and state law, state mineral leases were obtained by submitting a lease application and appropriate fee to the State Board of Land Commissioners, and fee mineral leases are obtained through negotiation with individual mineral owners.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Charlie
Acreage	720	0	0	720
Leases/Claims	1	0	0	1
Total Annual Cost	$2,880	$0	$0	$2,880

UEC controls the state mineral lease.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The site is accessible from Casper via Interstate 25, then U.S. Highway 87 to Lynch, State Highways 387 and 192 and along 18 miles of secondary unpaved roads. Access from Gillette is via Highway 50, Campbell County Highway 14 and the “Black and Yellow” road to Heldt Draw. All roads are shared by oilfield and other uranium ISR operators and are usually maintained during the winter. The site is readily accessible year-round.

The Charlie Project is located at an average elevation of 4,615 feet above mean sea level. The property is dissected by Willow Creek, which is a tributary of the Powder River and carries intermittent seasonal flow. Topography of the area consists of gently rolling hills to the east of the Willow Creek drainage and steep sided drainage features to the west.

Climate at the Charlie Project Area is continental semi-arid, with an average annual precipitation of approximately 14 inches, mostly falling in the form of late autumnal to early spring snows. The summer months are usually hot with temperature occasionally exceeding 100°F, dry and clear except for infrequent rains. Winter conditions can be severe and can include sub-zero temperatures and ground blizzards. Most drainages in the area are ephemeral, flowing only during storm events or spring snow melt. The Project is located approximately midway between Casper and Gillette, Wyoming. Casper and Gillette, Wyoming average weather conditions follow:

Table 2: Property Climatological Summary

	Casper	Gillette
Average Annual high temperature	59.2°F	59.9°F
Average Annual low temperature	31.3°F	33°F
Average Annual temperature	45.25°F	46.15°F
Average annual precipitation – rainfall	12.48 inches	16.93 inches
Average annual snowfall	75 inches	59 inches

Most common native vegetation is sagebrush and prairie grasses and to a lesser extent, rabbit brush. No threatened or endangered plants are known in the area. There is no cultivation for crops within 10 miles of the site. The general area is subject to grazing by sheep and cattle.

Mule deer and pronghorn antelope are common, as are nesting raptors. Small rodents and rabbits are common. The Greater Sage Grouse are present in the general area of the Charlie Project Area, however, the Charlie Project Area is not within a Sage Grouse Core area.

Mine development will require access, power and water supply. Infrastructure in the immediate vicinity includes an electrical substation and coal-bed methane gas plant. There is also a 14.4 kVa electrical supply at the Willow Creek ISR mine operated by the Sheridan-Johnson Rural Electrical association approximately two miles from the Charlie Project Area. Water is typically supplied through ground water wells. Several industrial water wells are located in the vicinity of the Charlie Project Area.

The nearest major communities include Casper and Gillette, Wyoming. Casper is the second-largest city in Wyoming, with a population of approximately 55,000. Gillette is the third largest city in Wyoming with a population of approximately 29,000.

Casper and Gillette are, respectively, the county seats of Natrona and Campbell counties. Both areas have a long history of both an oil and gas development and uranium and coal mining. Several oilfield and mining service companies are located in Casper, including a caterpillar dealership, several drilling companies and industrial supply companies. Casper and/or Gillette has an adequate workforce skilled in mining and mineral exploration to support the Charlie Project Area.

Surface ownership is held by the Christensen Ranch. UEC will need to develop a surface use agreement with the Christensen Ranch.

Wyoming has granted surface use for open pit mining in a portion of the Charlie Project Area in the past and is not expected to hinder ISR mine development including necessary surface facilities subject to appropriate permitting and licensing.

For future mining and mineral processing, the author concludes that UEC can obtain through permitting and licensing of site activities, sufficient surface rights for possible future mining operations, including potential waste disposal areas, ISR wellfields and potential plant sites.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized since the 1960s to locate deeper uranium mineralization and progress geologic models.

Table 3: Historic Ownership and Operations at the Charlie Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1966	Preston Oil Co. (“Preston Oil”)	Awarded the state lease for 720 acres.	None.	Right to mine secured.
1966	Inexco Oil Company (“Inexco”)	Inexco assigned lease from Preston Oil in 1966 and conducted exploration drilling program in 1969 and 1970.	215	Delineation of mineralized areas.
1974	Uranerz USA	Inexco formed a joint venture with Uranerz USA who became the operator. Over the next two years, Uranerz expanded the drilling program, including core drilling.	715	Delineation of mineralized areas.
Not specified	Cotter Corporation (“Cotter”)

Cotter acquired the property and evaluated both conventional open pit and in situ mining methods. Cotter obtained a surface mining permit in 1979. A 200-foot-deep test pit was excavated in 1981 in a small mineralization area. The pit was subsequently reclaimed, but the state mining permit remains active.

			Not specified	Falling uranium prices in the 1980’s halted further development.
1994	Cotter and PRI	PRI entered a joint venture agreement with Cotter and completed a feasibility study for development as an ISR mine (PRI, 1995). Completed additional drilling in 1994.	Not specified	The feasibility study was positive; however, the Charlie Project Area did not proceed, and the joint venture agreement expired.
2014	Cotter	In 2014 Cotter sought to convert the permit to ISR mining; however, that process has not been completed.	None	Unknown.
2018	Anfield Energy Inc. (“Anfield”)	Anfield acquired the Charlie Project Area from Cotter.	None	Oversaw technical reporting and auditing of Charlie Project Area resources.
2021	UEC	UEC acquired the Charlie Project Area from Anfield.	N/A	Ownership transition.

Permitting and Licensing

The Charlie Project Area is not permitted for ISR, but does have a permit to mine using open-pit methods.

Geologic setting, Mineralization, and Deposit

The Charlie Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana, and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the Charlie Project Area. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

Within the PRB, Tertiary geology includes the Paleocene Fort Union Formation, which conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials. In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation. However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed from oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale.
●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds.
●

The Tongue River member consists of interbedded sandstone, conglomerate, siltstone, mudstone, limestone, anomalously thick coal beds and carbonaceous shale beds. This member has been mined extensively for its coal beds which can be hundreds of feet thick.

The total thickness of the Fort Union Formation varies between 2,000 and 3,500 ft.

Fort Union Formation uranium mineralization occurs in zones that are located in channel sands. These channel sands are typical fining upward sand sequences consisting of fine-grained sandstones. The zones of mineralization are formed as typical roll-front deposits in these sandstones.

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB. However, the two formations are conformable and gradational towards the basin center. The relative amount of coarse, permeable clastics increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas. The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal. However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface across much of the PRB. The Wasatch is a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone. The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB. Within this area, mineralization is found in a 50- to 100-ft thick sandstone lens. On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content. The Wasatch Formation reaches a maximum thickness of about 1,600 ft and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

The Oligocene White River Formation overlies the Wasatch Formation and has been removed from most of the PRB by erosion. Remnants of this unit crop out on the Pumpkin Buttes, and at the extreme southern edge of the PRB. The White River Formation consists of clayey sandstone, claystone, a boulder conglomerate and tuffaceous sediments, which may be the primary source rock for uranium in the southern part of the PRB as a whole. The youngest sediments consist of Quaternary alluvial sands and gravels locally present in larger valleys. Quaternary eolian sands can also be found locally.

The Charlie Project Area targets mineralization in the Eocene-aged Wasatch Formation.

Mineralization in the Charlie Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation. Most of the upper Wasatch Formation has been eroded away. The sandstones are arkosic, fine to coarse-grained with local calcareous lenses. The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers. Unaltered sandstones are generally gray while altered sandstones are tan or pink due to hematite, or show yellowish coloring due to limonite.

Pyrite occurs in several forms within the host sandstones. In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite and other dark detrital minerals. In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals. In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates.

At the Charlie Project Area, the Wasatch Formation sand units have been subdivided into eight separate sub-roll-fronts within the overall mineralized horizon. The sands have been designated locally as A through G in descending order. The majority of the currently defined mineral resource falls within the A through D sands, which have a combined thickness of approximately 80 to 100 feet. While mineralization is present in the F and G sands, less than 40 of the over 1,100 drill holes fully penetrated the F and G sands. Similarly, the E sand has only been partially explored.

Uranium mineralization at all of the Charlie Project Area is typical of Wyoming roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Exploration potential was estimated for several of the sand units at the Charlie Project Area. Exploration targets were defined for the E, F and G sand units. These units are deeper and were not as extensively drilled as the upper sand units A through D. While mineralization is present in drilling for the F and G sands, less than 40 of the over 1,100 drill holes fully penetrated the F and G sands. Similarly, the E sand has only been partially explored. Within the E sand, there are areas where the drill data reflects sufficient thickness, grade and continuity to estimate indicated and inferred mineral resources.

Exploration targets were estimated by applying a range of GT values, determined from available drill data to an interpreted trend of mineralization. A trend for each of the exploration target areas was defined from drilling and/or geologic data based on a redox front interpreted from the drill data by the TRS QP.

Specific parameters used:

●	The average GT by sand varied from a low value of 0.63 (7.0 feet @ 0.09 %eU3O8) to a high value of 1.28 (8.5 feet @ 0.151 %eU3O8);
●	A width across the redox front of 50 feet was assumed for both the low and high cases; and
●	The length of trend was interpreted as 10,060 feet without accounting for the typical sinuosity observed along roll-fronts.

In the opinion of the TRS QP, the methods used and results of the exploration potential for the Charlie Project Area are reasonable and standard for the ISR industry. However, exploration potential does not meet the SEC standards identified in S-K 1300 to be considered mineral resources or mineral reserves and, as such, there is no certainty that the exploration potential provided herein will be realized.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The primary method for estimating Charlie Project Area mineral resources is the GT contour method. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate methods, general parameters, and mineralized cutoffs used at the Charlie Project Area are summarized below.

Table 4: Charlie Project Area Resource Estimate Methodology

				Cutoff Parameters[1]
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Charlie	GT Contour (Indicated) Projected (Inferred)	1.0	16.0	0.02	-	0.20
Note	Cutoff parameters are discrete and therefore the GT cutoff is not necessarily the product of cutoff grade and cutoff thickness.

Based on the depths of mineralization, average grade, thickness, and GT, it is the TRS QP’s opinion that the mineral resources of the Charlie Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each Charlie Project Area with the unique aspects of each Charlie Project Area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Charlie Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 5:         UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Charlie Project Area are classified based on the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The specific criteria for classifying resources as measured, indicated or inferred vary by Charlie Project Area depending on the methodology used. The table below details the resource classification criteria used in the resource estimates in the Charlie Project Area.

Table 6:         Charlie Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Charlie	-	Up to 400	N/A

There are numerous reasons that mineralization was interpreted as measured resources within the Charlie Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Charlie Project Area is very well characterized with aquifers that correlate consistent host sandstone intervals and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface, and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Charlie Project Area.

Mineral resources were estimated separately for the Charlie Project Area. The estimates of measured and indicated mineral resources for the Charlie Project Area are reported in the table below.

Table 7: Charlie Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Charlie
Measured	N/A	N/A	0	0
Indicated	0.2	0.123	1,255	3,121,000
Total Measured and Indicated	0.2	0.123	1,255	3,121,000

The estimates of inferred mineral resources for the Charlie Project Area are reported in the table below.

Table 8: Charlie Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Charlie
Inferred	0.2	0.12	411	988,000

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Present Condition of Property and Work Completed to Date

A WDEQ Permit to Mine exists for the Charlie Project Area, which UEC intends to update to current standards for ISR mining and incorporate the Charlie Project Area as two additional Mine Units of the Christensen Ranch Project Area.

The Company plans to maintain the State of Wyoming mineral lease for the Charlie Project Area.

Nine Mile Lake ISR Project

The following technical and scientific description for the Nine Mile Lake Project Area (the “Nine Mile Lake Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Nine Mile Lake Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Property Description

The Nine Mile Lake Project Area is located in Natrona County, Wyoming, in the PRB. The Nine Mile Lake Project Area covers all or portions of approximately 22 sections of the PRB.

The Nine Mile Lake Project Area is located approximately 1.5 miles north of Casper, Wyoming, and is located on private surface land and state managed land. The Nine Mile Lake Project Area is bisected by Interstate 25 and is accessible from the Salt Creek highway which parallels Interstate 25 and from County Road 705. Casper is the major population center with a population of 58,287 and is located 5 miles south of the Nine Mile Lake Project Area. The east-west railway owned by BNSF is located approximately five miles south of the Nine Mile Lake Project Area.

Figure 1: Map of UEC Project Areas

Ownership

This Nine Mile Lake Project Area is owned and operated by UEC. UEC has executed fee mineral leases with landowners who hold mineral ownership within and outside the various Nine Mile Lake Project Area boundaries. UEC also holds unpatented BLM lode claims and leases on Wyoming state land on the various project areas.

UEC has a possessory right to explore, develop and produce on the unpatented lode mining claims and must pay an annual maintenance fee to the Bureau of Land Management of $155.00 per claim on or before September 1. Surface use on mining claims on BLM lands are allowed subject to 3809 regulations and require both BLM and WDEQ/LQD permitting. Surface use on private lands is subject to the terms of the respective surface owner leases and/or agreements.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Nine Mile Lake
Acreage	1,280	5,084	3,800	10,164
Leases/Claims	2	7	190	199
Total Annual Cost	$5,760	N/A	$29,450	$39,335

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The site is accessible from either Interstate Highway 25 or from the Salt Creek highway. The site is readily accessible year-round. Infrastructure was established for past pilot ISR mining operations and currently exists for nearby residents, including power lines and water wells.

The PRB is a part of the Northwestern Great Plains ecoregion, a semiarid rolling plain of shale and sandstone punctuated by occasional buttes. The Nine Mile Lake Project Area is characterized as rolling prairie and dissected river breaks. Regional structural features include the Big Horn Mountains to the west, Casper Arch to the south and the Black Hills to the east. At the northernmost Nine Mile Lake Project Area in the PRB the landscape is dominated by the Pumpkin Buttes.

Topography in the area ranges from generally flat to gently rolling hills with numerous drainages containing ephemeral streams that dissect the area. Elevations range from approximately 4,500 to 5,400 ft above mean sea level. Nine Mile Lake for which the project is named is located approximately 2 miles south of the project.

Vegetation within the Nine Mile Lake Project Area consists primarily of grassland with areas of sagebrush. Some of the Nine Mile Lake Project Area lies within the mixed grass ecoregion of the Northwestern Great Plains. Interspersed among these major vegetation communities, within and along the ephemeral drainages, are grassland and meadow grassland and less abundant types of seeded grasslands (improved pastures).

The Nine Mile Lake Project Area is located in a semi-arid or steppe climate. The region is characterized by cold, harsh winters and hot, dry summers. The spring season is relatively warm and moist, and autumns are cool. Temperature extremes range from roughly -25° F in the winter to 100° F in the summer. Typically, the “last freeze” occurs during late May and the “first freeze” in mid- to late September.

Yearly precipitation averages about 13 inches. The region is prone to severe thunderstorm events throughout the spring and early summer months and much of the precipitation is attributed to these events. Snow falls throughout the winter months (approximately 40 to 50 inches per year) but provides much less moisture than rain events.

Most common native vegetation is sagebrush and prairie grasses and to a lesser extent, rabbit brush. No threatened or endangered plants are known in the area. Limited upland areas have juniper and limber pine trees on north facing slopes.

Mule deer and pronghorn antelope are common, as are nesting raptors. Small rodents and rabbits are common. The Greater Sage Grouse, present in the general area of the Nine Mile Lake Project Area, however, the project is not within a Sage Grouse Core area.

Mine development will require access, power and water supply. Infrastructure is present and/or readily proximate to the Project. The nearest community is the town of Casper, Wyoming. Casper is the second-largest city in Wyoming, according to the 2010 census, with a population of 55,316. Several oilfield and mining service companies are located in Casper including a caterpillar dealership, several drilling companies, and industrial supply companies. Casper has an adequate workforce skilled in mining and mineral exploration to support the Nine Mile Lake Project.

History

The initial discovery of mineralization at the Nine Mile Lake Project Area was made in the early 1950s by a Mr. Vickers of Casper, Wyoming, who reportedly discovered surficial mineralization and mined some 100 tons at an average grade of 0.30 % U3O8 which was shipped to the U.S. Atomic Energy Commission (the “AEC”) buying station at Edgemont, South Dakota. Rocky Mountain Energy (“RME”) acquired interest in the Nine Mile Lake Project Area  in 1972 and conducted extensive drilling through 1978. Pilot scale ISR mining was conducted using four seven-spot patterns with a 50-foot radius. The first three patterns used sulfuric acid as the primary lixiviant and the fourth sodium carbonate-bicarbonate as the primary lixiviant. The U.S. Bureau of Mines assisted RME in conducting the pilot testing and documented the results in a publication titled “Case History of a Pilot-Scale Acidic In Situ Uranium Leaching Experiment”.

RME controlled the Nine Mile Lake Project Area until the late 1980s after which it dropped its mineral interests due to the declining uranium market. In 2005 and 2006, EMC began locating unpatented mining lode claims and securing mineral leases and surface agreements within the former area held by RME. EMC also acquired a variety of geologic data including reports, maps, and geophysical logs for the Nine Mile Lake Project Area. EMC was subsequently acquired by Uranium One Inc. in August of 2008. Uranium One sold its interest in 24 uranium projects located in Wyoming, including this project, to Anfield. The transaction closed on September 14, 2016. UEC acquired the Nine Mile Lake Project Area from Anfield in June 2022.

The table below describes the historic ownership and operations at the Nine Mile Lake Project Area.

Table 2: Historic Ownership and Operations at the Nine Mile Lake Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Early 1950s	Independent operator

An internal report from 1969 states a Mr. Vickers reportedly discovered surficial mineralization and mined approximately 100 tons U3O8 at an average grade of 0.30%. Uranium was shipped to the AEC buying station at Edgemont, South Dakota.

			None	Exploration and production of 100 tons U3O8.
1972	RME

RME acquired interest in the project in 1972 and conducted extensive drilling through 1978. Pilot scale ISR mining was conducted using four seven-spot patterns with a 50-foot radius. The first 3 patterns used sulfuric acid as the primary lixiviant and the fourth sodium carbonate-bicarbonate as the primary lixiviant. The U.S. Bureau of Mines assisted RME in conducting the pilot testing and documented the results in a publication titled “Case History of a Pilot-Scale Acidic In Situ Uranium Leaching Experiment” (Nigbor, N. T., et al, 1982). RME controlled the project until the late 1980s when the mineral interests were dropped due to declining uranium prices.

			Approximately 1,100	Exploration and pilot scale ISR mining.
2005 and 2006	EMC

EMC located unpatented mining lode claims and secured mineral leases and surface agreements within the area formerly held by RME. EMC conducted exploratory drilling and compiled previous data and maps for the project.

			Approximately 45	Secured right to mine.
2008	Uranium One	EMC was acquired by Uranium One.	None	Ownership transition.
2016	Anfield	Anfield purchased Nine Mile Lake Project from Uranium One.	None	Oversaw technical reporting and auditing of project resources.
2022	UEC	UEC acquired the Nine Mile Lake Project from Anfield.	N/A	Ownership transition.

Permitting and Licensing

The Nine Mile Lake Project Area is not permitted.

In order to conduct exploratory drilling UEC would be required to obtain a Drilling Notification (“DN”) approved by the WDEQ/LQD and the BLM. The DN would allow for surface use for the purposes of exploration by drilling on BLM surface. Separate surface leases and/or agreements would be required for drilling on private lands.

Although not required at this stage, mine development would require a number of permits depending on the type and extent of development, the most significant permits being the Permit to Mine issued by the WDEQ/LQD and the Source Materials License also from the WDEQ/LQD required for mineral processing of natural uranium. Any injection or pumping operations will require permits from the WDEQ which has authority under the Safe Water Drinking Act that stems from a grant of primacy from the U.S. Environmental Protection Agency for administering UIC programs in Wyoming.

Geologic Setting, Mineralization, and Deposit

The Nine Mile Lake Project Area resides in the PRB. The PRB extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline, with the basin axis located to the west of the projects. The PRB is bounded by the Big Horn Mountains and Casper Arch to the west, the Black Hills to the east, and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine, and continental sediments ranging in age from early Paleozoic through Cenozoic.

The Nine Mile Lake Project Area is located along the southwestern flank of the PRB which is a asymmetric syncline trending north-northwest. The project is bounded to the west by the Casper Arch, a regional fold sub-parallel to the axis of the basin. In the vicinity of the project no major faults have been identified and the formation dip is less than 6° to the east, north-east.

Surface exposures, in order of prevalence, include the Cretaceous Lewis Shale, Quaternary sand and gravel deposits and the Cretaceous Mesa Verde Formation. Uranium mineralization occurs within the upper portions of the Mesa Verde Formation which is overlain by the Lewis Shale and underlain by the Cody Shale. Locally the Mesa Verde Formation is subdivided into the Teapot Sandstone and Nine Mile Lake Facies.

Uranium mineralization occurs in the Teapot Sandstone which is locally 50- to 100-ft thick and occurs at depths ranging from 50 to 600 feet below the ground surface. The Teapot Sandstone is further subdivided into two major stratigraphic horizons termed the Upper and Lower sands which are separated by a relatively thin (approximately 4 foot) layer of lignite and carbonaceous shale. The Teapot Sandstone is sub-arkosic, medium to fine grained, angular to sub-angular, and moderate to well sorted. Uranium mineralization occurs in both the Upper and Lower sands. Uranium mineralization is of the roll-front type with an average thickness of 9 feet. The principal uranium mineral is uraninite (UO2) with minor amounts of coffinite a uranium silicate. The principal reductant appears to be carbonaceous material and lignites interspersed in zones of mineralization.

Uranium deposits at the Nine Mile Lake Project Area are roll-front uranium deposits as defined in the “World Distribution of Uranium Deposits (UDEPO) with Uranium Deposit Classification”. The mineralization at the Nine Mile Lake Project Area is typical of the Wyoming roll-front sandstone deposits. However, the occurrence of uranium mineralization is only known to occur in the vicinity of the project.

The sedimentary host sandstone formed in a deltaic environment and is interfingered with thin shale, carbonaceous shale, and liginite units. The carbonaceous material considered the primary reductant although seepage of H2S gas from underlying oil and gas deposits reacting with iron in the ground water could account for the presence of pyrite which would also serve as a reductant.

Potential sources of uranium would include leaching of uranium from oligocene volcanic detritus in the White River Formation and leaching of uranium from Granite Mountains. Roll-front deposits are characterized by oxidized or altered rock on one side of the roll-front and reduced or unaltered rock on the opposite side of the front. Based on review of geologic reports and the drill data including geophysical logs and lithological descriptions, the TRS QP concludes that at the oxidized tongue of the geochemical system is located to the west of the mineralization with the reduced side of the roll-front to the east. Mineralization occurs in multiple fronts trending generally from south southeast to north north-west.

The key components for the formation of roll-front type deposits according to Granger and Warren (1979) include:

●	a permeable host formation;
●	a source of soluble uranium;
●	oxidizing ground waters to leach and transport the uranium;
●	adequate reductant within the host formation;
●	time sufficient to concentrate the uranium at the oxidation/reduction interface;
●	both the Upper and Lower members of the Teapot Sandstone are permeable;
●	both the White River Formation and Granite Mountains are in reasonable proximity and could have provided the source of uranium;
●	oxidation of the sandstone host is evident from the lithologic descriptions from drilling and field examination of the outcrop;
●	carbonaceous material is described to occur within the host; and
●

drilling demonstrates the presence of uranium mineralization at an oxidation/reduction interface (“REDOX”) indicating that favorable hydrologic and geochemical conditions were present for sufficient time to concentrate uranium.

Data Verification

Data used for the resource estimate at the Nine Mile Lake Project Area consisted of original geophysical and lithologic logs and an electronic drill hole database.

The Nine Mile Lake Project Area was host to several pilot scale ISR studies in the 1970s performed by RME, including a joint study with U.S. Bureau of Mines from 1977 to 1979. Pilot scale ISR mining was conducted using four seven-spot patterns with a 50-foot radius. The testing demonstrated that uranium recovery using a sulfuric acid and hydrogen peroxide lixiviant was successful.

An independent NI 43-101 for the project was prepared in April of 2019 by BRS Inc. The TRS QP has reviewed the data verification procedures of this report and considers the procedures credible and reliable.

Currently available drill data for the main resource area consists of radiometric equivalent data (%eU3O8) for 1,100 drill holes completed primarily between 1972 and 1978. Of these 1,100 drill holes, 26 were cored. In addition, in 2006 EMC drilled 45 holes on a separate mineral lease. All original drill data including geophysical logs and lithological logs are available for the Nine Mile Lake Project Area. The drill hole databased utilized for the estimation of mineral resources was developed directly from the original geophysical logs by the TRS QP. The estimation of Indicated Mineral Resources was limited to this area where the original drill data was available.

Additional drilling was completed outside the main resource area. This includes areas along the REDOX north and south of the mean resource area and on both the east and west sides of I25. In these areas, available data includes maps showing drill hole locations, REDOX boundaries, GT data, and polygonal blocks used for historic resource estimation. While this data demonstrates the location and general nature of mineralization outside the main resource areas the drill data cannot be sufficiently verified, in the opinion of the TRS QP, to justify estimation of Indicated Mineral Resources. Thus, in these areas, where the available data clearly indicated a mineralized trend the TRS QP projected Inferred Mineral Resources.

Pre-2000 drill data generally consists of geophysical logs of drill holes including of copies (blueprints) of original drill logs and copies of digital printouts of depth and counts per second (“CPS”) in one-half foot increments within the mineralized zones. The geophysical logs include natural gamma, resistivity, and spontaneous potential (“SP”). All drill holes were drilled with fluid and logged in the open hole with no casing. All drill holes were vertical. Drift data was available from 82% of the geophysical logs. Downhole drift shifted the downhole location with respect to the surface collar location by an average of 11.4. Variation in true depth ranged from 0 to 0.5 feet and averaged 0.2 feet. Radiometric equivalent data is available for all the drill holes used in the mineral resource estimate and is incorporated into the drill hole database.

Radioactive isotopes decay until they reach a stable non-radioactive state. The radioactive decay chain isotopes are referred to as daughters. When all the decay products are maintained in close association with the primary uranium isotope U238 for the order of a million years or more, the daughter isotopes will be in equilibrium with the parent isotope. Disequilibrium occurs when one or more decay products are dispersed as a result of differences in solubility between uranium and its daughters. Disequilibrium is considered positive when there is a higher proportion of uranium present compared to daughters and negative where daughters are accumulated and uranium is depleted. The DEF is determined by comparing radiometric equivalent uranium grade eU3O8 to chemical uranium grade. Radiometric equilibrium is represented by a DEF of 1, positive radiometric equilibrium by a factor greater than 1 and negative radiometric equilibrium by a factor of less than 1.

Except in cases where uranium mineralization is exposed to strongly oxidized conditions, most of the sandstone roll-front deposits reasonably approximate radiometric equilibrium. The nose of a roll-front deposit tends to have the most positive DEF and the tails of a roll-front would tend to have the lowest DEF. Available data shows a range in DEF from 0.835 to 1.125 and generally shows depletion of the tails or altered portions of the roll-front and enrichment near the REDOX boundary or nose of the roll-front.

Only 2% of the drilling was completed by coring, while the TRS QP does not consider the available core data sufficiently conclusive to apply a correction for DEF, an assumption of radiometric equilibrium (DEF = 1) is considered reasonable with respect to mineral resources as the mineralization is well below the ground water table and not subject to surficial oxidation. It is recommended that in the future assessment of mineral reserves additional data relative to radiometric equilibrium be collected and radiometric equilibrium conditions be evaluated.

The density of mineralization used in the resource estimation was 16 cubic feet per ton. This is the most common figure used for sandstone hosted, roll-front uranium deposits in Wyoming and Colorado, as noted extensively throughout the literature on these deposits, and from the QP’s working experience from mining similar sandstone-hosted deposits. Specific rock density studies are not available for the project.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The primary method for estimating Nine Mile Lake Project Area mineral resources is the GT contour method. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the disequilibrium factor and the ore zone density.

At the Nine Mile Lake Project Area inferred mineral resources were estimated by projecting along an identified redox boundary or mineral trend.

The resource estimate method, general parameters and mineralized cutoffs used at the Nine Mile Lake Project Area are summarized below.

Table 3: Nine Mile Lake Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Nine Mile Lake	GT Contour (Inferred) Projected (Inferred)	1.0	16.0	0.015	-	0.25

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Nine Mile Lake Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each Nine Mile Lake Project Area with the unique aspects of each Nine Mile Lake Project Area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Project. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb. from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb.); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Inferred resources at the Nine Mile Lake Project Area are classified based on the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons. The specific criteria for classifying resources as measured, indicated or inferred vary by Nine Mile Lake Project Area depending on the methodology used. The table below details the resource classification criteria used in the resource estimates in each of the Nine Mile Lake Project Area.

Table 5: Nine Mile Lake Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Nine Mile Lake	-	-	50-100

There are numerous reasons that mineralization was interpreted as measured resources within the Nine Mile Lake Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Nine Mile Lake Project Area is very well characterized with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the resource areas; and

●

third, mineralization occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design.

Inferred mineral resources were estimated for the Nine Mile Lake Project Area and are summarized in the following table.

Table 6: Nine Mile Lake Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Nine Mile Lake
Inferred	0.25	0.036	3,405	4,308,000

Present Condition of Property and Work Completed to Date

The Nine Mile Lake Project Area is not currently permitted and work includes maintaining the mineral leases and mining claims.

The Company’s Planned Work

The Company plans to maintain the leases and mining claims comprising the Nine Mile Lake Project Area.

Red Rim Project

The following technical and scientific description for the Red Rim Project (the “Red Rim ISR Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, as prepared by WWC, a qualified firm (the “QP” herein). The Red Rim ISR Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Property Description

The Red Rim Project Area is in the GGRB in Carbon County. The Red Rim Project Area covers 1,000 acres, including all (or portions of) 4 sections.

The Red Rim Project Area is located approximately 20 air miles southwest of Rawlins, Wyoming, and is located on federal BLM-managed land. The site is accessible via two-wheel drive via three different routes. The Daley Road which proceeds south from Interstate 80 to the site, and Carbon County Road 605 which proceeds approximately 23 miles southwest from Rawlins along Hogback Ridge. The shortest route to the site is to proceed west from Rawlins on I-80 11 miles to the Daley Road, then travel south for approximately eight miles.

Figure 1: Map of UEC Project Areas

Ownership

The Red Rim Project Area is owned and operated by UEC. UEC holds unpatented BLM lode claims for the Red Rim Project Area.

Mineral rights for the Red Rim Project Area are comprised of federally administered minerals (unpatented lode claims). Federal mining claims were staked and recorded consistent with federal and state law.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Red Rim
Acreage	0	0	1000	1,000
Leases/Claims	0	0	49	49
Total Annual Cost	$0	$0	$8,085	$8,085

UEC’s mineral holdings in the Red Rim Project Area include 49 unpatented federal mining lode claims (1,000 acres).

Payments for all claims are up to date as of the effective date of the TRS.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Red Rim Project Area is located in the GGRB in Carbon County, Wyoming. The Red Rim Project Area is located in the northeast portion of the GGRB. The GGRB is a structural basin that encompasses nearly 21,000 square miles in southwest Wyoming and northwest Colorado. Regional structural features include the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south.

The topography at the Red Rim Project Area has a prominent low-lying ridge with a southwest/northeast orientation, and Separation Creek, which generally forms the southern boundary of the Red Rim Project Area. Elevations range from approximately 6,000 to slightly over 7,000 feet above mean sea level.

The Red Rim Project Area is located in the Wyoming Basin Level III ecoregion and are characterized as rolling sagebrush steppe. This ecoregion is a broad intermontane basin interrupted by hills and low mountains and dominated by arid grasslands and shrublands. The Red Rim Project Area is rangeland with vegetation also consisting primarily of sagebrush and grasses.

Yearly precipitation in the Red Rim Project Area is approximately 8 to 12 inches. Precipitation is predominantly in the form of late autumnal to early spring snows. The summer months are usually hot with temperature occasionally exceeding 100° F, dry and clear, except for infrequent rains. Winter conditions can be severe and can include sub-zero temperatures and ground blizzards.

History

Uranium mineralization was discovered in the GGRB at the Lost Creek Schoekingerite deposit in the early 1950s. The Schoekingerite deposits were exposed at the surface along the Lost Creek drainage and were located using radiometric surveys. The USGS used shallow exploration to further evaluate the deposits. As in the PRB, drilling for deeper deposits began in the 1960s and exploration since that time has primarily consisted of drilling.

Table 2: Historic Ownership and Operations at the Red Rim Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1970	Kerr McGee Corp. and UCC	Both companies located claims in the vicinity and conducted exploration and drilling programs. The claims were dropped by 1973.	Not specified.	Exploration is reported to have encountered alteration and mineralization at depth.
1974	Timberline Minerals and Wold	Both companies located claims in the vicinity.	None.	Secured federal mining claims.
1976	UCC	UCC leased the Timberline Minerals property and entered a joint venture agreement with RME, a subsidiary of the Union Pacific Railroad, for the alternate sections of railroad grant lands in the area. UCC relinquished their mineral interests at Red Rim in 1986 and the mining claims reverted to Timberline Minerals, which subsequently dropped the claims.	138	Conducted an exploration and drilling program. Of the 138 drill holes on the current Red Rim Project Area, 42 are barren or contain trace mineralization and the remaining 96 are mineralized.
2004	EMC	Located 49 unpatented mining lode claims that comprise the current Red Rim Project Area.	None.	Secured federal mining claims.
2007	Uranium One	Uranium One Inc. acquired EMC. Through subsequent transactions, Uranium One Inc. became Uranium One Americas, Inc.	None.	Ownership transition.
2016	Anfield	Anfield purchased Red Rim Project from Uranium One.	None.	Oversaw technical reporting and auditing of project resources.
2022	UEC	UEC acquired the Red Rim project from Anfield.	N/A	Ownership transition.

Permitting and Licensing

The Red Rim Project Area is not permitted.

Geologic Setting, Mineralization, and Deposit

The Red Rim Project Area is located within the WB portion of the GGRB. Together, the GDB and WB compromise the eastern portion of the GGRB. These basins contain up to 25,000 ft of Cretaceous to recent sedimentary rocks. The GGRB is a structural basin that extends over southwestern Wyoming and northwestern Colorado and is divided by the Rock Springs Uplift, a north-south trending anticline. The basin is bounded by the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south. The GGRB contains up to 25,000 ft of Cretaceous to recent sedimentary rocks.

During the end of the Cretaceous Period, the Laramide Orogeny divided the Wyoming Basin Province into a series of down warped basins. As these basins were created, uplift created the Granite and Seminoe Mountains, and older formations were altered during the same time. In the northern regions of the GGRB, swamps, alluvial plains and fluvial fans were present at the margins of the uplifted Granite Mountains. To the southwest, the GGRB is occupied by the lacustrine Eocene Green River Formation and by the lower energy Wasatch Formation. These two facies interfinger with the high-energy fluvial facies of the Battle Spring Formation at the central and eastern areas in the GGRB. The Paleocene Fort Union Formation Underlies the Wasatch or Battle Springs formation, depending on position within the basin. Uranium deposits occur in the GDB/WB predominantly in roll-front redox deposits, but also desert evaporite. Roll-front deposits occur in the Battle Spring, Wasatch and Fort Union Formations.

The Battle Spring Formation consists of alluvial-fluvial fan deposits of west to southwest-flowing paleodrainage. The common rock type is arkosic sandstone with interbedded claystone. These types of rock are typical of alluvial-fan facies. Much of this material is sourced from the Granite Mountains by blockages in normal drainages due to differential subsidence rates. The Wasatch Formation, due to its fluvial nature, contains interbedded siltstones, coal, carbonaceous shale, fine-grained sandstone, sandy limestone and medium-grained fluvial sandstones. The permeable medium- to very coarse-grained sandstones and arkoses are a favorable host for sandstone-type uranium deposits. Fluvial channels incised into less permeable underlying siltstones and sandstones in the Battle Spring during early Eocene time. The channels were backfilled by the massive, poorly-sorted, coalescing alluvial fan deposits, known as the Battle Spring Formation. The Battle Spring Formation includes impermeable carbonaceous shales that created an impermeable boundary for uranium deposits.

The Fort Union Formation surfaces around the boundary of the GDB. The Fort Union Formation is described as an interbedded sequence of white, gray, tan, buff and brown sandstone, gray to black shale, carbonaceous shale, siltstone, local conglomerate beds and (usually) thin coal beds. It may truncate and unconformably overlie older units near basin margins. The Fort Union is unconformably underlain by the Cretaceous Lance Formation and regionally overlain by either the Eocene Wasatch or Battle Spring Formation.

The Lance Formation is described as a gray to buff fine-grained to very fine-grained silty sandstone interbedded with drab to light-green to gray locally carbonaceous siltstone and thin conglomeratic lenses locally. The Lance Formation contains the upper Red Rim Member and the lower (unnamed) member. The Red Rim Member is a prominent sandstone package named for its color as it crops out south of Interstate 80 on the eastern rim of the WB.

Overbank and floodplain deposits in the Battle Spring Formation also were likely to restrict groundwater flow. These boundaries focused uranium-rich waters into confined permeable units. Faulting also created structural and permeability control.

Data Verification

Data used for the resource estimate at the Red Rim Project Area consisted of original geophysical and lithologic logs and an electronic drill hole database.

The original radiometric drill data was available as a paper record. This data was inputted as electronic data via a spreadsheet into the computer programs utilized in the development of this report. Data entry was checked and confirmed. Drill hole locations were scanned and digitally rectified. The resultant drill maps were then checked and confirmed by overlaying with the original maps. Radiometric log interpretation was confirmed from available geophysical logs. Geologic interpretation and correlation of lithology was completed by the QP by personally examining each drill log. The TRS QP worked on the Red Rim Project Area in 1980 and 1981 when the exploratory drilling was being conducted and can personally verify that the drill data was collected according to recognized standards of the industry.

Limited data is available for the evaluation of radiometric equilibrium. The Red Rim occurs at depth, is more than 1,000 feet below the modern water table and is not subjected to oxidizing surface waters. As a result, the mineralization is not expected to exhibit significant disequilibrium. Available chemical data from two core holes is summarized in the following table.

Table 3: Radiometric Equilibrium

Hole	Mineralization	Radiometric			Chemical		Equilibrium
Identification	Depth	Thickness	% U3O8	G.T.	% U3O8	G.T.	Ratio
RR-126 C-3	1814.0	4.0	0.063	0.252	0.05	0.215	0.85
RR-126 C-3	1853.5	1.5	0.211	0.317	0.15	0.225	0.71
RR-127 C-2	1922.5	1.5	0.050	0.075	0.06	0.11	1.47
RR-127 C-2	1947.0	3.5	0.089	0.312	0.10	0.335	1.08

It should be noted that the core holes intercepted thin intervals of mineralization and the equilibrium ratios varied from 0.71 (depletion) to 1.47 (enrichment) of chemical U3O8 assayed versus the radiometric equivalent. The TRS QP concludes that the available information does not warrant adjustment of the radiometric data and that a DEF of 1 be applied to the mineral resource estimate.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The primary method for estimating Red Rim Project Area mineral resources is the GT contour method. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate methods, general parameters, and mineralized cutoffs used at the Red Rim Project Area are summarized below.

Table 4: Red Rim Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Red Rim	GT Contour (Indicated) Polygonal (Indicated) GT Contour (Inferred) Projected (Inferred)	1.0	16.0	0.02	-	0.20

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Red Rim Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each Red Rim Project Area with the unique aspects of each Red Rim Project Area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Project. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 5:         UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Table 6:         Red Rim Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Red Rim	-	N/A	N/A

There are numerous reasons that mineralization was interpreted as measured resources within the Red Rim Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within the Red Rim Project Area is very well characterized with aquifers that correlate consistent host sandstone intervals and reliable aquitards across the resource areas;

●

third, mineralization occurs along the redox interface, and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and to guide drilling and wellfield design; and

●	finally, historic production has occurred both commercially and through research and development facilities at the Red Rim Project Area.

Mineral resources were estimated separately for the Red Rim Project Area. The estimates of measured and indicated mineral resources for the Red Rim Project Area are reported in the table below.

Table 7: Red Rim Project Area Measured and Indicated Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Red Rim
Measured	N/A	N/A	0	0
Indicated	0.25	0.17	337	1,142,000
Total Measured and Indicated	0.25	0.17	337	1,142,000

The estimates of inferred mineral resources for the Red Rim Project Area are reported in the table below.

Table 8: Red Rim Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Red Rim
Inferred	0.25	0.163	473	1,539,000

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Present Condition of Property and Work Completed to Date

The Red Rim Project Area remains undeveloped and unpermitted. Current work is claim maintenance only.

The Company’s Planned Work

The Company plans to maintain the federal lode claims comprising the Red Rim Project Area.

Clarkson Hill Project

The following technical and scientific description for the Clarkson Hill (the “Clarkson Hill Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, current on March 31, 2022, as prepared by WWC, a qualified firm (the “QP” herein). The Clarkson Hill Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Property Description

The Clarkson Hill Project is located in Natrona County, Wyoming, about 20 air miles southwest of Casper, Wyoming. The property is located on portions of sections 7, 17, and 18 of T31N R82W. Land ownership consists of federal lands administered by the BLM, state lands, and private lands. The Clarkson Hill Project Area is accessible from either Highway 220 or from the Oregon Trail Road, a Natrona County improved gravel road. From Highway 220, the site is approximately four miles northwest of the junction of the highway with Natrona County Road 318. From the Oregon Trail Road, the site is approximately three miles to the southeast. Site access from either route will require an arrangement with intervening private landowners for ingress/egress. The communities of Alcova and Bessemer Bend are located 10 and 13 miles away, respectively, and have limited services. The east-west BNSF railway in Casper is approximately 25 miles northeast of the Clarkson Hill Project Area.

Figure 1: Map of UEC Project Areas

Ownership

This Clarkson Hill Project Area is owned by UEC. UEC acquired the property from Anfield in 2022. Land ownership consists of federal lands administered by the BLM, state lands and private lands. The mineral ownership is comprised of unpatented mining lode claims held by UEC. The 25 mining claims are unpatented mining lode claims, comprise some 500 acres and are located on federal lands.

Table 1: Property Characteristics Summary

Project Area	State of Wyoming Leases	Fee Mineral Leases	Federal Lode Mining Claims	Total
Clarkson Hill
Acreage	N/A	N/A	500	500
Leases/Claims			25	25
Total Annual Cost			$3,875	$3,875

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Clarkson Hill Project Area is in the Wind River Basin (the “WRB”) in Natrona County, Wyoming. The Clarkson Hill Project Area is located near the southern and eastern margin of the WRB, just west of the Casper Arch, which separates the PRB and WRB. The Clarkson Hill Project Area is located in a broad synclinal valley northeast of the North Granite Mountain Fault. The Clarkson Hill Project Area extends from the base to the top of a small mesa known as Clarkson Hill. Although the site is situated on public lands administered by the BLM, site access from either route will require an arrangement with intervening private land owners for ingress/egress. Although past mining on a limited scale was completed on the site in the 1950s, no infrastructure is present at the site. Utility corridors exist along the Oregon Trail Road, including power and gas transmission lines. The principal access roads to the site are maintained year-round and year round operations could be conducted at the Clarkson Hill Project Area.

The Clarkson Hill Project Area is located in the Wyoming Basin Level III ecoregion, which is characterized as rolling sagebrush steppe. This ecoregion is a broad intermontane basin interrupted by hills and low mountains and dominated by arid grasslands and shrublands. Most common native vegetation is sage brush and prairie grasses and to a lesser extent, rabbit brush. No threatened or endangered plants are known in the area. Limited upland areas have juniper and limber pine trees on north facing slopes. Most drainages in the area are ephemeral, flowing only during storm events or spring snow melt. The North Platte River some 4-5 miles south of the Clarkson Hill Project Area, is perennial and is one of the major river systems in Wyoming.

The top of the mesa is relatively flat, with an elevation of approximately 6,200 feet above mean sea level. The mesa has approximately 200 feet of vertical relief with some relatively steep slopes, in excess of 3:1 (horizontal to vertical). The currently defined area of mineralization is at the base and along the slope of the mesa.

Climate at the Clarkson Hill Project Area is continental semi-arid, with annual precipitation of 8-12 inches, mostly falling in the form of late autumnal to early spring snows. The summer months are usually hot with temperature occasionally exceeding 100° F, dry and clear except for infrequent rains. Winter conditions can be severe and can include sub-zero temperatures and ground blizzards.

Mule deer and pronghorn antelope are common, as are nesting raptors. Small rodents and rabbits are common. The Greater Sage Grouse, present in the general area of the Clarkson Hill Project Area, has been considered for listing as a threatened or endangered species.

In addition to site access, mine development will require utilities and water supply. No current infrastructure is present at the site. The nature and scope of the mine operations will greatly influence utility and water supply demands. The closest utility services are along the right of way of the Oregon Trail Road. Water supply could be obtained from locally permitted and constructed wells or from surface water sources, including the Platte River south of the Clarkson Hill Project Area. Water rights for both surface and ground water are administered by the Wyoming State Engineer’s Office and are subject to prior water rights. Options for on-site power demands would include extension of existing utilities to the Clarkson Hill Project Area or the generation of power on site.

The nearest community is the town of Casper, Wyoming. Casper is the second-largest city in Wyoming, according to the 2010 census, with a population of 55,316. Casper is the County Seat and has a long history as an oil boomtown. Several oilfield and mining service companies are located in Casper, including a caterpillar dealership, several drilling companies and industrial supply companies. Casper has an adequate workforce skilled in mining and mineral exploration to support the Clarkson Hill Project Area.

History

The initial discovery of mineralization at the Clarkson Hill Claims was made in the 1950s and “small amounts of ore were mined and shipped for treatment from the old pit area located in Section 17, T31N, R82W” (Ljung et al, March 1974). However, USGS and U.S. Bureau or Mines databases list the Clarkson Hill Project Area claims as a surface mine prospect with no reported production. The surface disturbance, based on site observation by the QP of the TRS, is shallow (less than 20 feet in depth) and limited in aerial extent. Surface disturbance is limited and there is no known infrastructure, tailings or mine waste apparent at the site. Drill data utilized in the estimation of mineral resources at the Clarkson Hill Project Area Claims in the TRS reflect a deeper horizon and is not affected by the presence of “old pit”. Surface disturbance from past exploration and/or limited mining activities at the site are readily apparent from current aerial views and on the ground.

Table 2: Historic Ownership and Operations at the Clarkson Hill Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1959	Utah Construction and Mining	Conducted uranium exploration drilling.	Not specified.	Unknown.
1968	Minerals Exploration Company (“MEC”) and Nuclear Reserves Inc.	MEC performed exploratory drilling between 1968 and 1981. In 1969, MEC and Nuclear Reserves Inc. entered into a joint venture. MEC held the Clarkson Hill Project Area through the mid-1980s, when they dropped the claims due to declining uranium prices.	250	Delineation of mineralized areas. Falling uranium prices in the 1980’s halted further development.
Unknown	EMC	EMC performed initial staking of 14 claims and compiled relevant data for the Clarkson Hill Project Area. EMC optioned the Clarkson Hill Project Area to Artha Resources, who conducted limited verification drilling during 2008. The Clarkson Hill Project Area reverted from Artha to EMC.	5	Unknown.
2008	Uranium One	EMC was acquired by Uranium One Inc. Through subsequent transactions Uranium One Inc. became Uranium One Americas Inc.	None.	Ownership transition.
2016	Anfield Resources, Inc. (now Anfield Energy, Inc.)	Anfield purchased the Clarkson Hill Project Area from Uranium One.	None.	Oversaw technical reporting and auditing of the Clarkson Hill Project Area resources.
2022	UEC	UEC acquire the Clarkson Hill Project Area from Anfield.	N/A	Ownership transition.

Permitting and Licensing

The Clarkson Hill Project Area is not permitted.

In order to conduct exploratory drilling, UEC would be required to obtain a DN approved by the State of Wyoming WDEQ/LQD and the BLM to allow surface use for the purposes of exploration by drilling.

Although not required at this stage, mine development would require a number of permits depending on the type and extent of development, the most significant permits being the Permit to Mine issued by the WDEQ/LQD and the Source Materials License also issued by the WDEQ/LQD, which is required for mineral processing of natural uranium. Any injection or pumping operations will require permits from the WDEQ, which has authority under the Safe Water Drinking Act that stems from a grant of primacy from the U.S. Environmental Protection Agency for administering UIC programs in Wyoming.

Geologic Setting, Mineralization, and Deposit

The Clarkson Hill Project Area is located near the southern and eastern margin of the WRB, just west of the Casper Arch, which separates the PRB and WRB. The WRB is a structural basin in west-central Wyoming. The basin is bounded by the Wind River Range to the west, the Casper Arch to the east, the Owl Creek Mountains to the north and the Granite Mountains to the south. The WRB is filled with marine, lacustrine and fluvial sediments ranging in age from Paleozoic to Cenozoic.

Both the Wind River and Fort Union Formations are Cenozoic fluvial sedimentary deposits containing sandstone with economic quantities of uranium. The primary source of sediments for the Wind River and Fort Union Formations in the eastern WRB was the ancestral Granite Mountains along the southern boundary of the basin. The Granite Mountains were formed during the Laramide Orogeny, a period of extensive mountain building, which began at the end of the Mesozoic Era and continued into the early Cenozoic Era. Subsequent erosion of the Granite Mountain highlands coupled with the down-warping of adjacent basins, such as the Wind River and Powder River Basins, combined to accumulate thousands of feet of sedimentary deposits.

The Paleocene Fort Union is the oldest Tertiary formation and consists of sandstone, siltstone, shale, coal and local conglomerates. The Fort Union is overlain, often unconformably, by the Eocene Wind River Formation, which consists of sandstones, conglomerates, siltstones and shale. Overlying the Wind River Formation is the Oligocene White River Formation. The White River Formation also consists of sandstones, siltstone and shale, however, along with fluvial deposition of the sands and clays, substantial volumes of windblown volcanic ash (tuffs) were also deposited. This volcanic ash is regarded by many as the source of uranium for many Wyoming sandstone uranium deposits. Economic uranium deposits in the WRB typically occur as roll-front deposits in porous sandstones within the Wind River and Fort Union Formations.

Mineralization at the Clarkson Hill Project Area occurs in the Fort Union Formation. Mineralization has also been reported in the overlying Wind River Formation, but exploration has not characterized this mineralization.

The Paleocene Fort Union Formation is a terrestrial sedimentary deposit consisting of sandstone, siltstone, shale, coal and local conglomerates. The primary source of Fort Union Formation sediments was the ancestral Granite Mountains west and south of the Clarkson Hill Project Area. At the Clarkson Hill Project Area, the Fort Union Formation is approximately 75 to 150 feet thick.

At the Clarkson Hill Project Area, mineralization occurs at multiple depths within the Fort Union Formation. Mineralized thickness ranges from less than five feet to over 20 feet, and the mineralized trend is approximately 5,500 feet long.

Data Verification

Data used for the resource estimate at the Clarkson Hill Project Area consisted of original geophysical and lithologic logs and an electronic drill hole database.

The TRS QP has reviewed the data verification procedures and considers the procedures credible and reliable.

Currently available drill data consists of radiometric equivalent data (eU3O8) for 255 drill holes; 250 pre-2008 and five completed in 2008. No additional recent drilling is known. Of the total 238 drill holes, 17 were cored. All original drill data including geophysical logs, lithological logs, and chemical assay certificates are available for the Clarkson Hill Project Area.

The pre-2008 drill data was originally collected by MEC, using company logging trucks and several third party contractors. The pre-2008 drill data includes geophysical logs from MEC (40%), Century Geophysical (4%), Birdwell (20%), Master Logging Inc. (10%), Velocity Radiation Surveys (22%) and GEO Nuclear Services (4%). It was standard industry practice at the time, and it is the current practice, to maintain calibration of geophysical logging equipment through use of the AEC/ERDA (now DOE) standard calibration pits located at Casper, Wyoming and Grand Junction, Colorado, for quality control and assurance with respect to radiometric equivalent data.

The geophysical logs include natural gamma, resistivity and spontaneous potential. All drill holes were drilled with fluid and logged in the open hole with no casing. All drill holes were vertical with no drift data.

Radiometric equivalent data is available for all the drill holes used in the mineral resource estimate (pre- and post-2008) and is incorporated into the drill hole database. The pre-2008 drill data was combined with data from 2008 drilling in an electronic database. During the preparation of the Clarkson Hill Project Area’s TRS, the available electronic data was reviewed for each of the mineral resource areas. This process included:

●	Plotting of the drill hole locations and comparing these to drill maps prepared by previous operators;
●	Screening the drill hole data and preparing a subset of the data containing mineralized intercepts meeting grade, thickness and GT cut-off criteria;
●	Correlating the mineralized intercept data such that mineral resource estimates reflected only continuous horizons within the Fort Union Formation;
●

Excluding any spurious mineralized horizons (laterally or by depth from the continuous horizons) from the mineral resource estimate. This process excluded mineralization in the overlying Wind River Formation; and

●	Examining any mineralized intercepts which were either substantially higher or lower than the surrounding values to insure the data was considered reliable and therefore suitable to be used.

Radiometric equivalent (%eU3O8) drill data from a total of 255 drill holes was available for the Clarkson Hill Project Area. Of the total 255 drill holes, 110 expressed uranium mineralization greater than 0.02 %eU3O8 and a GT greater than 0.10 and thus were included in the mineral resource estimate.

For verification purposes, 10% of the drill holes used in the mineral resource estimate (5% of total drill holes) were selected, representing the range of mineralization observed and year drilled. The earliest year was 1968 and the latest was 1981. Mineralization in the selected drill holes ranged from a high GT value of 3.5 to a low value of 0.16. Barren holes were examined but not included in the analysis.

Examination of these drill holes confirmed that the drill hole database reasonably reflects the depth, thickness and radiometric equivalent uranium grade from the original geophysical logs. The only discrepancy noted was the omission of isolated mineralized intercepts of lower grade and thickness, which were not included in the database, which the TRS QP concurs with. Re-calculation by the QP shows the original interpretation of radiometric equivalent uranium grade is approximately 8.2% less the re-calculated values, which means that the database is conservative with respect to grade as compared to the re-calculated holes.

Radioactive isotopes decay until they reach a stable non-radioactive state. The radioactive decay chain isotopes are referred to as daughters. When all the decay products are maintained in close association with the primary uranium isotope U238 for the order of a million years or more, the daughter isotopes will be in equilibrium with the parent isotope. Disequilibrium occurs when one or more decay products are dispersed as a result of differences in solubility between uranium and its daughters. Disequilibrium is considered positive when there is a higher proportion of uranium present compared to daughters and negative where daughters are accumulated and uranium is depleted. The DEF is determined by comparing radiometric equivalent uranium grade eU3O8 to chemical uranium grade. Radiometric equilibrium is represented by a DEF of 1, positive radiometric equilibrium by a factor greater than 1 and negative radiometric equilibrium by a factor of less than 1.

Except in cases where uranium mineralization is exposed to strongly oxidized conditions, most of the sandstone roll-front deposits reasonably approximate radiometric equilibrium. The nose of a roll-front deposit tends to have the most positive DEF and the tails of a roll-front tend to have the lowest DEF. The great majority of the data available for estimation of mineral resources is radiometric geophysical logging data from which the uranium content is interpreted. Radiometric equilibrium conditions may affect the grade and spatial location of uranium in the deposit. Generally an equilibrium ratio (Radiometric eU3O8 to Chemical U3O8) is assumed to be 1, i.e. equilibrium is assumed. For the Clarkson Hill Project Area, data is available for the evaluation of radiometric equilibrium. Available chemical data includes 17 core holes, however, only 13 were mineralized. The table below summarizes the results of the data available for evaluation of radiometric equilibrium conditions:

Table 3: Evaluation of Radiometric Equilibrium Conditions

Grade Cutoff Weight % eU3O8	Number of Core Holes	Number of Samples	Equilibrium Ratio Chemical: Radiometric
>0.03 % eU3O8	13	75	0.96
>0.05 % eU3O8	11	44	1.06

In summary, based on available data and considering typical grade cutoffs in the range of 0.03 to 0.05 Weight % eU3O8, an assumption of radiometric equilibrium (DEF = 1) is reasonable with respect to mineral resources. It is recommended that in the future assessment of mineral reserves, additional data relative to radiometric equilibrium be developed and equilibrium be evaluated for each potential mining area by elevation with respect to the water table.

The density of mineralization used in the Clarkson Hill Project Area resource estimation was 16 cubic feet per ton. This is the most common figure used for sandstone hosted, roll-front uranium deposits in Wyoming and Colorado, as noted extensively throughout the literature on these deposits. Density studies were completed by a previous operator MEC based on limited data from 17 core holes (13 of which were mineralized). This study stated an average density of 16.9 cubic feet per ton.

Based on the limited number of core sampled for density, and the overall average being very similar to the 16 ft3/ton average used historically, the TRS QP has assumed a density factor of 16 ft3/ton for the mineral resource estimates reported in Section 14. The variance in the use of a density factor of 16 versus 16.9 cubic feet per ton is 5%.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The primary method for estimating Clarkson Hill Project Area mineral resources is the GT contour method. The GT contour method is one of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of the GT contour method is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours are drawn accordingly using roll-front data derived from cuttings and the nature of the gamma anomalies. The resources are calculated from the area within the GT contour boundaries considering the DEF and the ore zone density.

The resource estimate methods, general parameters and mineralized cutoffs used at the Clarkson Hill Project Area are summarized below.

Table 4: Clarkson Hill Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Clarkson Hill	GT Contour	1.0	16.0	0.02	2	0.20

The Clarkson Hill Project Area only contains inferred mineral resources.

Table 5:         Clarkson Hill Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Clarkson Hill	-	-	50-100

The estimates of inferred mineral resources for the Clarkson Hill Project Area are reported in the table below.

Table 6: Clarkson Hill Project Area Inferred Mineral Resources

Mineral Resource	GT Cutoff	Average Grade % eU3O8	Ore Tons (000s)	eU3O8 (lbs)
Clarkson Hill
Inferred	0.2	0.58	957	1,113,000

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit model, successful production and the variety of data collected led WWC, the TRS QP, to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Present Condition of Property and Work Completed to Date

The Clarkson Hill Project Area remains unpermitted and work includes maintaining the federal lode claims.

The Company’s Planned Work

The Company intends to maintain the federal lode claims comprising the Clarkson Hill Project Area.

Hobson CPP

The independent TRS for the Hobson CPP (the “Hobson Project Area”) has been prepared for UEC, under the supervision of WWC (the “QP” herein”), pursuant to S‑K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment (“IA”) to support disclosure of mineral resources on the Hobson Project Area. The objective of this TRS is to disclose the mineral resources on the Hobson Project Area. There are no resources associated with the Hobson Project Area.

Property Description

The Hobson Project Area is located in Karnes County, Texas, northwest of Karnes City, within the Gulf of Mexico Basin (the “GMB”) approximately 100 miles northwest of Corpus Christi and 40 miles southeast of San Antonio. This facility represents the ‘hub’ of UEC’s ‘hub-and-spoke’ business model, which comprises a central processing facility supplied with uranium-loaded IX resin from ISR mining at one or more of the project areas. The Hobson CPP was constructed in 1978 when the Hobson Project Area was mined. In 2008, the plant was refurbished. The Hobson CPP has previously processed uranium from UEC’s Palangana Mine satellite facility (i.e., the first UEC ‘spoke’), and UEC plans to also process uranium from its Burke Hollow, Goliad, and Salvo Project satellite facilities.

The CPP consists of a resin transfer circuit for loading/unloading IX resin from tanker trucks, an elution circuit to strip uranium from the IX resin, a circuit to precipitate uranium oxide solids, a yellowcake thickener (if necessary) and a modern, zero-emission vacuum dryer. Other facilities and equipment include an advanced laboratory with inductively coupled plasma mass spectrometry, office building, yellowcake and 11e.(2) byproduct material storage area, chemical storage tanks and one permitted and constructed waste disposal well. Another waste disposal well is permitted but has not been drilled, because additional disposal capacity is not needed at the current time. The Hobson CPP is permitted for one million lbs per year of uranium concentrates (yellowcake or U3O8). With an average dryer cycle time of 40 hours and a current dryer loading capacity of 8 to 10 drums, the plant appears capable of yielding up to 1.5 million lbs per year without requiring physical modifications. However, an increase would require a license modification, which UEC is currently pursuing with an amendment to its current license being under review for an increased capacity of up to 4.0 million lbs per year. WWC personnel visited the Hobson CPP on November 2, 2021, and found it to be in a well-maintained and apparently fully operational condition, although the plant was inactive (i.e., not processing a batch of uranium-loaded resin) during the site visit.

The Hobson CPP will serve as the ‘hub’ of the Hobson Project Area with the other project areas serving as satellite facilities, or the ‘spokes.’ For the purposes of the TRS, the satellite facilities are considered material to the Hobson CPP. Mineral is mined at the project areas and is then transported to the Hobson CPP for processing.

Figure 1: Map of UEC Project Areas

Ownership

This Hobson Project Area is owned and operated by UEC. UEC has executed surface use and access agreements within the Project.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Hobson Project Area can be accessed off Texas Highway 44 toward Freer. Halfway between San Diego and Freer is a turn-off to the south called Ranch Road 3196 that runs through the Hobson Project Area. The road continues south, after passing Palangana, for about six miles to the town of Benavides. Access is excellent with major two-lane paved roads connecting the three surrounding towns and dirt secondary roads connecting to Palangana. For water supply, shallow wells in the Goliad Formation in Duval County generally yield mineralized water, whereas deeper wells yield water of comparatively low mineral content and are used for water supply. Corpus Christi, with a population of 317,773 and Alice, with a population of 17,761, are the largest nearby cities that should provide an ample workforce and any necessary supplies for the Hobson Project Area.

The Hobson CPP is about 40 miles west of the Goliad Project Area, about 55 miles northwest of the Burke Hollow Project Area, about 50 miles north northwest of the Salvo Project Area, and about 90 miles north of the Palangana Project Area.

Equipment, supplies and personnel needed for exploration and day-to-day operation are available from population centers such as San Antonio and Corpus Christi. Specialized equipment for the wellfields is often available in Texas, but may need to be acquired from outside of the state. The local economy for all five project areas is geared toward oil and gas exploration, energy production and ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily. As a result of energy development since the early 1900s, all the project areas have existing or nearby electrical power, gas and adequate telephone and internet connectivity.

History

Uranium exploration and mining in South Texas primarily targets sandstone formations throughout the Coastal Plain bordering the Gulf of Mexico. The area has long been known to contain uranium oxide, which was first discovered in Karnes County, Texas in 1954 using airborne radiometric survey. The uranium deposits discovered were within a belt of strata extending 250 miles from the middle coastal plain southwestward to the Rio Grande. This area includes the Carrizo, Whitsett, Catahoula, Oakville and Goliad geologic formations. Open pit mining began in 1961 and ISR mining was initiated in 1975. The uranium market experienced lower demand and price in the late 1970s, and in 1980 there was a sharp decline in all Texas uranium operations.

During the late 1970s and early 1980s, exploration for uranium in South Texas had evolved towards deeper drilling targets within the known host sandstone formations. Deeper exploration drilling was more costly and excluded many of the smaller uranium mining companies from participating in the down-dip, deeper undrilled trend extensions. Uranium had been mined by several major oil companies in the past in South Texas, including Conoco, Mobil, Humble (later Exxon), Atlantic Richfield (“ARCO”) and others. Mobil had found numerous deposits in South Texas in the past, including the O’Hern, Holiday-El Mesquite and several smaller deposits, mostly in Oligocene-age Catahoula Formation tuffaceous sands. ARCO discovered several Oakville Formation (Miocene-age) uranium-bearing deposits and acquired other deposits located nearby in Live Oak County. They were exploring deeper extensions of Oakville Formation trends when they discovered the Mt. Lucas deposit, located near Lake Corpus Christi in Live Oak County near the Bee County line.

Ownership, control and operation of the Hobson Project Areas has varied greatly since the 1950s. The table below summarizes the operations and activities of various companies, the timeframe during which these activities were completed, and the results of the work. The table below also summarizes historic drilling and the number of drill holes completed during each period.

Table 1: Historic Ownership and Operations at the Hobson Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1979-1988	Everest Minerals Corporation (later Everest Exploration, Inc. (EEI))	Hobson facility constructed.	N/A	N/A
2005	Standard Uranium	N/A	N/A	N/A
2006	EMC	Standard Uranium and EMC merger. Extensive renovation of the plant.	N/A	N/A
2007	Uranium One	Renovation of the plant.	N/A	CPP capable of processing 1.5 million lbs per year.
2009	UEC	Acquires the Hobson Plant through acquisition of South Texas Mining Venture (STMV)/Uranium One.	N/A	N/A

Permitting and Licensing

The Hobson CPP is fully permitted as necessary to process loaded resins from nearby satellite facilities.

Table 2: Permits

	Permits
Property	RRC (Surface Mining and Reclamation Division) Exploration Permit	TCEQ Class I Waste Disposal Well Permit(s)	TCEQ UIC Mine Area Permit	TCEQ Area Permit and Production Area Authorization	TCEQ/EPA Aquifer Exemption	TCEQ Radioactive Materials License
Hobson CPP	N/A	2	N/A	N/A	N/A	✔

Geologic Setting, Mineralization, and Deposit

The Hobson Project Area is located in the South Texas Uranium Province (“STUP”), which lies along the GMB. The coastal plains of the GMB were formed by the downfaulting and down warping of Paleozoic Era (252-541 Mya) basement rocks during the breakup of the Paleozoic mega continent, Pangaea and the opening of the North Atlantic Ocean in the Late Triassic Epoch (201-237 Mya). The Rocky Mountain Uplift in the Paleogene Period (43-65 Mya) gave rise to the vast river systems that flowed toward the Gulf of Mexico, carrying abundant sediments. Deposits typically thicken down-dip towards the Gulf of Mexico from western-northwestern sources. Stratigraphy in this area can be complex because of the cyclic deposition of sedimentary facies. Shallow inland seas formed broad continental shelves that covered most of Texas and deposited sedimentary units that are dominantly continental clastic with some near shore and shallow marine facies. Volcanic episodes during deposition (more than 20 Mya) are credited as being the source of the uranium deposits through ash-fall and related sediments.

Three main structural zones are present in the STUP: the Balcones Fault Zone, the San Marcos Arch and the Rio Grande Embayment. The Balcones Fault Zone is north of the Hobson Project Area and divides the Upper Cretaceous and Eocene strata. The Balcones Fault Zone is comprised of mainly normal faults that displace sediments by up to 1,500 ft, moving downward to the Gulf of Mexico. The San Marcos Arch, northeast of the Hobson Project Area between the Rio Grande Embayment and East Texas Basin, is a broad area of lesser subsidence and a subsurface extension of the Llano Uplift. The arch is crossed by basement-related normal faults that parallel the buried Ouachita Orogenic Belt of Paleozoic age. The Rio Grande Embayment is a small, deformed basin that lies between the El Burro Uplift in northeast Mexico and the basin marginal Balcones Fault Zone to the south. Some data indicate that the embayment was possibly compressed during the Laramide Orogeny in the Late Cretaceous–Paleogene.

The uranium-bearing units in the STUP include most sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Lower Pliocene (youngest).

All mineralization at the Hobson Project Area occurs in the Goliad Formation. The Goliad Formation was originally classified as Pliocene in age by most sources, but the formation has been reclassified as early Pliocene to middle Miocene after recent research revealed the presence of indigenous Pliocene-aged mega-fossils occurring in upper Goliad sands, whereas the lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera indicating a Miocene age. The Geology of Texas map published by the Texas Bureau of Economic Geology (“BEG”) in 1992 classifies the Goliad as Miocene in age.

The BEG’s geologic map of Texas describes the Goliad Formation as clays, sandstones, marls, caliches, limestones and conglomerates with a thickness of 100 ft to 500 ft. Above the Goliad Formation lies the Deweyville Formation, Beaumont Clay, Lissie Formation, Montgomery Formation and the Willis Sand, which are composed of sand, gravel, silt and clay.

Uranium mineralization occurs in zones that are located in fluvial channel sands of the Goliad Formation. These deposits consist of multiple mineralized sand horizons which are separated vertically by confining beds of silt, mudstone and clay.

Data Verification

No data verification is necessary though a site visit by the TRS QP was performed on November 2, 2021.

Mineral Resource Estimates

No mineral resources or reserves are present at the Hobson Project Area.

Present Condition of Property and Work Completed to Date

The Hobson Project Area remains in a care and maintenance status. The radioactive materials license is currently in timely renewal with the TCEQ.

The Company’s Planned Work

The Company plans to maintain the Hobson Project Area and related Hobson CPP in a care and maintenance status pending restart of uranium recovery operations.

Palangana ISR Project

The independent TRS for the Palangana ISR Project (the “Palangana ISR Project Area”) has been prepared for UEC, under the supervision of WWC (the “QP” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Palangana ISR Project Area. The objective of this TRS is to disclose the mineral resources on the Palangana ISR Project Area.

Property Description

The Palangana ISR Project Area is 25 miles west of the town of Alice, Texas and 15 miles to the southeast of Freer, Texas in Duval County. Corpus Christi is about 65 miles to the east of the Palangana ISR Project Area. The Palangana ISR Project Area has been developed by several operators since the 1950s and has several wellfields that are drilled and ready for operations. In addition, the Palangana ISR Project Area produced 563,600 lbs U3O8 from 2010 to 2016 and currently has the infrastructure to begin mining immediately. No resources are reported in areas outside of the Palangana ISR Project Area boundary. There are no reserves associated with the Palangana ISR Project Area and it is considered a remote ‘satellite’ to the Hobson CPP.

Figure 1: Map of UEC Project Areas

Ownership

There are nine current leases covering the area of interest of the Palangana ISR Project Area, which total to 6,987 acres. The PA-1 deposit is on the DeHoyos lease, while the PA-2 deposit, the Dome trend and the CC Brine trend are on the Palangana ISR Project Area Ranch Lease. Bordering the east side of the Palangana ISR Project Area Ranch Lease is the White Bell Ranch Lease, comprised of 1,000 acres, which contains the Jemison Fence and Jemison East trends. The fourth major lease is the Garcia/Booth lease, which borders the east side of the DeHoyos property. It contains the NE Garcia and SW Garcia trends.

Current lease ownership is in STMV, which is a Texas limited partnership that is wholly and indirectly owned by UEC through its subsidiary URN Resources Inc. (as to 99%), and through its direct acquisition of the remaining 1% of STMV from EEI. The PA-1 deposit is on the DeHoyos lease, while the PA-2 deposit is on the Schallert lease.

Table 1: Palangana ISR Project Area Mineral Lease Summary

Project Area	Fee Mineral Leases	County	Expires
Palangana
Acreage	6,987
Leases	9	Duval	Held by shut-in royalty

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Palangana ISR Project Area uranium ISR, of which PA-1 and PA-2 are a part, occurs in the South Texas Uranium Belt between San Antonio and Corpus Christi in Duval County. Corpus Christi is about 65 miles to the east of the Palangana ISR Project Area property. It can be accessed off Texas Highway 44 toward Freer. Halfway between San Diego and Freer is a turn-off to the south called Ranch Road 3196 that runs right through the property about eight miles from the turn. The road continues southward about six miles to the town of Benavides. Access is excellent, with major two lane roads connecting the three surrounding towns and dirt secondary roads connecting the Palangana ISR Project Area to these. Corpus Christi, 65 miles east, is the largest nearby metropolitan district.

The region’s subtropical climate allows uninterrupted, year-round mining operations. Temperatures during the summer range from 75° to 95°F, although highs above 100°F are common; winter temperatures range from 45° to 65°F. Humidity is generally over 85% year-round, and commonly exceeds 90% during the summer months. Average annual rainfall is 30 inches. The climate is characterized by a warm desert-like to subtropical climate and low gentle relief with elevations of 300 to 500 ft above sea level.

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

Excepting the wellfield development, much of the infrastructure is in place, including roads and power maintenance faculties. A portion of the well control facilities and wellfields are yet to be constructed.

History

Uranium mineralization was discovered during potash exploration drilling of the Palangana ISR Project Area Dome’s gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI’s exploration work are unavailable. However, both CSI and the AEC estimated underground mineable uranium resources. The only known details of the estimation method include a 0.15% eU3O8, a minimum mining thickness of 3 ft and widely spaced drilling on a nominal 200 ft exploration grid.

Union Carbide Corporation (“UCC”) acquired the Palangana ISR Project Area property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas, and UCC dropped the property. UCC reacquired the Palangana ISR Project Area in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, UCC drilled over 1,000 exploration and development holes and installed over 3,000 injection-production holes in a 31-acre block.

UCC attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 lbs of U3O8 were produced from portions of a 31-acre wellfield block. The production pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit, including disequilibrium. The UCC ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic production area lies on the western side of the dome and is not part of this resource estimate.

UCC placed the property leases up for sale in 1980. In 1981, Chevron Corporation (“Chevron”) acquired the UCC leases and conducted their own resource evaluation. After the price of uranium dropped to under US$10/lb, General Atomics acquired the property and dismantled the process plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the NRC, the property was returned to the landowners in the late 1990s.

In 2005, EEI acquired the Palangana ISR Project Area property and later joint ventured with Energy Metals through the formation of STMV. An independent consultant estimated that there were 5.7 Mlbs of inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior UCC leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PA-1 and PA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009, the remainder of the holes on this Palangana ISR Project Area were drilled by Uranium One. During this time, the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, UEC acquired 100% ownership of STMV.

The table below describes the historic ownership and operations at the Palangana ISR Project Area.

Table 2: Historic Ownership and Operations at the Palangana ISR Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1952	CSI	Original controller of Palangana ISR Project Area.	Records of CSI’s exploration work was unavailable

Right to mine secured. Uranium mineralization was discovered during potash exploration drilling of the Palangana Dome in 1952 by CSI. CSI conducted active uranium exploration drilling on the property starting in March 1956. CSI and the AEC estimated underground mineable uranium resources. The estimation method included identifying 0.15% eU3O8, a minimum mining thickness of 3 ft, and exploration was widely spaced drilling on a nominal 200 ft exploration grid.

1958	UCC

UCC acquired the Palangana ISR Project Area in 1958 and ceased operations shortly after until 1967, when operations resumed for over a decade due to new technology. UCC placed the Palangana ISR Project Area up for lease in 1980.

Over 1,000 exploration and development holes in 1960s and 70s (296 cores) Over 3,000 injection-production holes

Early development work was quickly abandoned because of concentrations of Hydrogen Sulfide (H2S) gas. The property was reacquired in 1967 after emerging ISR mining technologies were available. ISR operation occurred from 1977 through 1979. About 340,000 lbs of U3O8 were produced from portions of a 31-acre wellfield block. The production pounds indicate a 32% to 34% recovery rate. The ISR work was conducted at a research level in contrast to the current level of knowledge. Historic production lies on the western flank of the dome and is not part of this resource estimate.

1981 – Unknown	Chevron	Chevron acquired the UCC leases and conducted their own resource evaluation.	N/A	Chevron resource evaluation indicated that an estimated 8 million lbs (non-CIM compliant) of eU3O8 existed on the entire site within unclassified material containing 0.125% eU3O8.
Unknown to late 1990’s	General Atomics	General Atomics acquired the Palangana ISR Project Area for restoration work.	N/A

General Atomics acquired the property and dismantled the process plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the NRC, the property was returned to the landowners in the late 1990s.

Late 1990’s to 2005	N/A	The Palangana ISR Project Area returned to surface rights landowners.	N/A	N/A
2005	EEI and Energy Metals/Uranium One	EEI acquires Palangana and joint ventured with Energy Metals by forming the STMV. In 2008, Energy Metals was acquired by Uranium One.	Approximately 236 exploration and confirmation holes.

Blackstone (2005) estimated 5.7 million lbs of inferred resources in the area referred to as the Dome trend proximal to the dome on the west side, north of the prior UCC leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PA-1 and PA-2 areas were delineated during this drilling program. During 2008 and 2009, the remainder of the holes were drilled by Uranium One. During this time, five exploration trends on the east side of the dome were identified and partially delineated.

Table 2: Historic Ownership and Operations at the Palangana ISR Project Area (Continued)
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2009	UEC	Palangana Project Area acquired by UEC from Uranium One.	N/A

UEC acquires Palangana. SRK was retained by UEC in 2010 to provide an independent resource and reserve evaluation on PA-1 and PA-2 and adjacent exploration areas. SRK concluded the sandstone, roll-front deposits on the east side of the Palangana Dome contain significant resources of eU3O8. Specifically, PA-1 and PA-2 bodies are adequately delineated for the calculation of Measured and Indicated Resources. SRK developed resource estimates within distinct sand and roll-front zones utilizing detailed computer block modeling of grade and GT modeling. The results of the resource estimation are complex and presented in more detail in this report. In 2010, UEC resumed production at Palangana. Approximately 563,600 pounds were produced from 2010 to 2016 in PA-1, PA-2 and PA-3.

Permitting and Licensing

All of the environmental baseline studies were completed as required by the permitting process. Completed studies include cultural resources (including archaeology), socioeconomic impact and soils mapping. Flora and fauna studies are completed as are background radiation surveys. The cultural resources study found no adverse impacts to the site and socioeconomic impacts are projected to be positive for the community.

The permitting process commenced in the summer of 2006 and was fully completed in January 2010. In November 2008, the larger Area Mine Permit was issued by TCEQ. In January 2009, PA-1 Permit was approved by TCEQ. The Class I disposal well permits for WDW-418 and WDW-419 were issued in March 2009. The Radioactive Material License was issued by the TCEQ in January 2010. This would complete all of the permitting requirements to begin operation at the Palangana ISR Project Area.

As far as the studies have shown, the Palangana ISR Project Area has no environmental liabilities. The UCC ISR field and plant site, partially on the DeHoyos tract, have been fully restored and reclaimed and are not hierologically linked to PA-1 and PA-2. The TRS QP has not assessed the potential for environmental liability associated with the Hobson Plant. UEC, as part of the acquisition of STMV has obtained all necessary permits and licenses to begin ISR mining operations at the Palangana ISR Project Area.

Geologic Setting, Mineralization, and Deposit

The Palangana ISR Project Area is located in the STUP, which lies along the GMB. The coastal plains of the GMB were formed by the downfaulting and down warping of Paleozoic Era (252-541 Mya) basement rocks during the breakup of the Paleozoic mega continent, Pangaea, and the opening of the North Atlantic Ocean in the Late Triassic Epoch (201-237 Mya). The Rocky Mountain Uplift in the Paleogene Period (43-65 Mya) gave rise to the vast river systems that flowed toward the Gulf of Mexico, carrying abundant sediments. Deposits typically thicken down-dip towards the Gulf of Mexico from western-northwestern sources. Stratigraphy in this area can be complex because of the cyclic deposition of sedimentary facies. Shallow inland seas formed broad continental shelves that covered most of Texas and deposited sedimentary units that are dominantly continental clastic with some near shore and shallow marine facies. Volcanic episodes during deposition (more than 20 Mya) are credited as being the source of the uranium deposits through ash-fall and related sediments.

Three main structural zones are present in the STUP: the Balcones Fault Zone; the San Marcos Arch; and the Rio Grande Embayment. The Balcones Fault Zone is north of the Palangana ISR Project Area and divides the Upper Cretaceous and Eocene strata. The Balcones Fault Zone is comprised of mainly normal faults that displace sediments by up to 1,500 ft moving downward to the Gulf of Mexico. The San Marcos Arch, northeast of the Palangana ISR Project Area between the Rio Grande Embayment and East Texas Basin, is a broad area of lesser subsidence and a subsurface extension of the Llano Uplift. The arch is crossed by basement-related normal faults that parallel the buried Ouachita Orogenic Belt of Paleozoic age. The Rio Grande Embayment is a small, deformed basin that lies between the El Burro Uplift in northeast Mexico and the basin marginal Balcones Fault Zone to the south. Some data indicates that the embayment was possibly compressed during the Laramide Orogeny in the Late Cretaceous–Paleogene.

The uranium-bearing units in the STUP include most sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Lower Pliocene (youngest).

All mineralization at the Palangana ISR Project Area occurs in the Goliad Formation. The Goliad Formation was originally classified as Pliocene in age by most sources, but the formation has been reclassified as early Pliocene to middle Miocene after recent research revealed the presence of indigenous Pliocene-aged mega-fossils occurring in upper Goliad sands, whereas the lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera indicating a Miocene age. The Geology of Texas map published by BEG in 1992 classifies the Goliad as Miocene in age.

The BEG’s geologic map of Texas describes the Goliad Formation as clays, sandstones, marls, caliches, limestones and conglomerates with a thickness of 100 ft to 500 ft. Above the Goliad Formation lies the Deweyville Formation, Beaumont Clay, Lissie Formation, Montgomery Formation and the Willis Sand, which are composed of sand, gravel, silt and clay.

Uranium mineralization occurs along oxidation/reduction interfaces in fluvial channel sands of the Goliad Formation. These deposits consist of multiple mineralized sand horizons, which are separated vertically by confining beds of silt, mudstone and clay.

Uranium mineralization at the Palangana ISR Project Area is typical of Texas roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

The local geology at the Palangana ISR Project Area is characterized by the occurrence of a Gulf Coast piercement salt dome. This dome is approximately two miles in diameter and is overlain by Pliocene sediments of the Goliad Formation. The Palangana ISR Project Area dome is marked at the surface by a shallow circular basin surrounded by low hills rising above the basin floor. The Palangana ISR Project Area dome has an almost perfectly circular salt core with a remarkably flat top that is approximately 10,000 ft across and occurs from 800 to 850 ft below ground surface (“bgs”). Radial faulting is present in all Goliad Formation sands on the flanks of the dome due to uplift during the intrusion of the dome. Faults and fractures also exist in a random nature in the sands above the caprock due to dissolution of the salt dome from groundwater. Once the salt was solubilized and removed, the overlying sediment collapsed, creating the basin and associated faults.

The Goliad Formation at the Palangana ISR Project Area is composed of fine- to medium-grained, often silty, channel sands interbedded with lenses of mudstone and siltstone. For the most part, the sand is very sparsely cemented although it varies from friable to indurated. There is known to be minor faulting on the north end of the PA-1 deposit. The Palangana ISR Project Area stratigraphy is horizontal to sub-horizontal, with a 2o to 3o southeasterly dip at most.

Data Verification

A review was made of UEC’s project files at their office in Corpus Christi, Texas. Review of information included both analog and digital gamma ray logs with conversions to chemical equivalents by interval, PFN logs with gamma and chemical equivalents, edited SP and resistivity logs flagging correlated sand zones and marker clays, interpretive GT maps, historical reports, memos, field photographs cuttings and invaluable discussions with experienced field personnel.

Over 100 drill logs, numerous cross-sections and analytical data were reviewed in detail and cross checked against input files in access for computer entry by Sean Muller. Some errors in correlation were discovered particularly for PA-2, not of a technical nature but of a correlation nature. Early interpretations of the mineralized sand zone had called the “E” sand, the “C”. This miscoding was recognized during computer validation runs and corrected with the assistance of UEC’s geologists. Other potential data miscodings were found where early rotary samples were either mixed with drilling mud or field interpretation of the oxidation-reduction zone was poor. To validate and correct these data entries to the model, the PFN tool proved invaluable providing disequilibrium data supporting either oxidized or reduced samples where neither could be discerned in the field. This was coordinated and corrected in the database.

As far as could be determined, the down-hole eU3O8 data from the Palangana ISR Project Area exploration programs are reliably represented by the continuous gamma-logs from the various drilling programs. These logs were run by in-house and independent contract logging companies. The procedure followed was standard to uranium industry practice and all required correction factors were recorded on the headings of the logs reviewed.

To further quantify the corrected DEF data, the areal distribution by roll-front zone was mapped and integrated into the DEF adjusted resource estimate. This was done by taking half the distance of the average PFN hole spacing per hole in a zone for defining an area of influence on all of the gamma holes in a resource trend. Next, modeled blocks that fell outside of this range but still fell in the block were assigned the average DEF for the block. This technique far surpasses the older methodology of taking a deposit-wide average of the DEF for the conversion to chemical.

Quality control measures for PFN logging could be improved with periodic calibration of the probes. Adjustment of the data using the relogging of a core hole with known chemical values partially compensated for this QC omission. It has been concluded that adjustment of the DEF values to account for the PFN drift is acceptable.

Generally, the DEF of a deposit is based upon an average of the disequilibrium in core holes. This practice is a limitation in roll-front deposits that are in disequilibrium such as those found in South Texas. UEC has compensated for this limitation by using the PFN probe. To increase the accuracy of the application of the post-probing calibration, UEC employed a site and mineralized zone specific application of the DEF results rather than the averaging method. This method compensates for a limitation commonly used by the industry by increasing the accuracy of the prediction of grade in a specific area.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

Mineral resource estimation methods used for the Palangana ISR Project Area include the GT contour, GT outline, block model using VULCAN software and Delaunay Triangulation method using RockWorks software. Each method is briefly discussed below.

The GT contour and outline methods are some of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of these methods is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours or a GT outline are drawn accordingly using roll-front data derived from cuttings and logs data trends. The resources are calculated from the area within the GT contour/outline boundaries considering the DEF and the ore zone density. The GT outline method was used to estimate the mineral resources at portions of the Palangana ISR Project Area (Dome, NE Garcia, SW Garcia, CC Brine, Jemison Fence and Jemison East).

The resource estimate methods, general parameters and mineralized cutoffs used at the Palangana ISR Project Area are summarized in the table below.

Table 3: Palangana ISR Project Area Resource Estimate Methodology

					Cutoff Parameters
Project Area		Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
	PA-1 and PA-2	Block Models (VULCAN) Method	1.453 - 2.424[1]	17.00	0.00	None[2]	None
Palangana	Dome, NE Garcia, SW Garcia, OC Brine, Jemison Fence and Jemison East	GT Contouring in Conjunction with 3D Block Models	None	17.00	0.02	None[2]	0.10
Notes

1.    A range of disequilibrium data is presented because each production area/trend was divided into multiple zones that were each assigned a separate DEF. For more data on the Palangana ISR Project Area, please see NI 43-101 TRS on Resources, Uranium Energy Corp., Palangana ISR Uranium Project, Deposits PA-1, PA-2 and Adjacent Exploration Areas, Duval County, Texas.

2.    Minimum thickness was not reported for several of the project areas. However, minimum thickness is inherent in minimum GT which is reported in every estimate other than PA-1 and PA-2 for the Palangana ISR Project Area.

Based on the depths of mineralization, average grade, thickness, and GT, it is the TRS QP’s opinion that the mineral resources at the Palangana ISR Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each Palangana ISR Project Area with the unique aspects of each project area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Project. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the TRS believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Palangana ISR Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons and the accuracy of the geologic model. The table below details the resource classification criteria used in the resource estimates in the Palangana ISR Project Area.

Table 5: Resource Classification Criteria by Palangana ISR Project Area

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area		Measured	Indicated	Inferred
	PA-1 and PA-2	< 50	50 – 100	> 100
Palangana	Dome, NE Garcia, SW Garcia, OC Brine, Jemison Fence and Jemison East	-	-	≤ 400

There are several reasons that mineralization was interpreted as measured resources within the Palangana ISR Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within each Palangana ISR Project Area is very well characterized, with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across the Palangana ISR Project Area;

●

third, mineralization in the Goliad Formation occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and mineral trends; and

●

finally, historic production has occurred commercially at the Palangana ISR Project Area from 1977 to 1979 and again from 2010 to 2016 (UEC). Approximately 340,000 lbs of U3O8 were produced during historic operations and 563,600 lbs U3O8 were produced from 2010-2016.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit models, successful production and the variety of data collected led the TRS QP to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for the Palangana ISR Project Area. The estimates of measured and indicated mineral resources for the Project are reported in the table below and the estimates of inferred mineral resources are reported in the table following.

Table 6: Palangana ISR Project Area Measured and Indicated Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Palangana
Measured	-	-	-	-
Indicated	None	0.134	232	643,100
Total Measured and Indicated	None	0.134	232	643,100
Notes

1.         Pounds reported with DEF applied.

2.         Measured and indicated mineral resources as defined in 17 CFR § 229.1300.

3.         All reported resources occur below the static water table.

4.         The point of reference for mineral resources is in situ at the Palangana ISR Project Area.

5.         Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Table 7: Palangana ISR Project Area Inferred Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Palangana
PA-1 and PA-2 Inferred	None	0.100	96	192,500
Dome, NE Garcia, SW Garcia, CC Brine, Jemison Fence and Jemison East Inferred	0.10	0.110 - 0.300	206	808,800
Total Inferred	None	0.100-0.300	302	1,001,300
Notes

1.        Pounds reported with DEF applied.

2.        A range of grades is presented for the Palangana ISR Project Area inferred mineral because the resource estimation methods differed between PA-1/PA-2 and the rest of the trends. There was no cutoff for PA-1 and PA-2 block models.

3.        Inferred mineral resources as defined in 17 CFR § 229.1300.

4.        All reported resources occur below the static water table.

5.        The point of reference for mineral resources is in situ at the Palangana ISR Project Area.

6.        Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Factors that may affect the mineral resource estimate include:

●	assumptions as to forecasted uranium price;
●	changes to the assumptions used to generate the GT cutoff;
●	changes to future commodity demand;
●	variance in the grade and continuity of mineralization from what was interpreted by drilling and estimation techniques;
●	host formation density assignments; and
●	changes that affect the continued ability to access the site, retain mineral and surface rights titles, maintain environmental and other regulatory permits and maintain the social license to operate.

Mineral resource estimation is based on data interpretation and uses a limited number of discrete samples to characterize a larger area. These methods have inherent uncertainty and risk. Three elements of risk are identified for the Palangana ISR Project Area:

●

Grade interpretation methods: interpreted to be low to moderate risk. Automated grade estimates depend on many factors and interpretation methods assume continuity between samples. A risk exists that a grade estimate at any 3D location in a deposit will differ from the actual grade at that location when it is mined;

●

Geological definition: interpreted to be a moderate risk. The geological roll-front interpretation by the UEC geologists was checked using several techniques. The host units are relatively flat-lying, but there is a possibility of miscorrelation of a horizon when multiple closely spaced intercepts are present; and

●

Continuity: interpreted to be low risk. The TRS QP and coworkers supervised by the TRS QP reviewed multiple maps, drilling records, and prior work at the Palangana ISR Project Area that demonstrate and confirm the continuity of the roll-fronts within the Palangana ISR Project Area.

Mineral resources do not have demonstrated economic viability, but they have technical and economic constraints applied to them to establish reasonable prospects for economic extraction. The geological evidence supporting indicated mineral resources is derived from adequately detailed and reliable exploration, sampling and testing, and is sufficient to reasonably assume geological and grade continuity. The measured and indicated mineral resources are estimated with sufficient confidence to allow the application of technical, economic, marketing, legal, environmental, social and government factors to support mine planning and economic evaluation of the economic viability of the Palangana ISR Project Area.

The inferred mineral resources are estimated on the basis of limited geological evidence and sampling; however, the information is sufficient to imply, but not verify, geological grade and continuity. The TRS expects that the majority of the inferred mineral resources could be upgraded to indicated mineral resources with additional drilling.

In the opinion of the TRS QP, it is virtually impossible that all issues relating to relevant technical and economic factors likely to influence the prospect of economic extraction can be resolved with future work. However, the work undertaken on the Palangana ISR Project Area to date, both through historical in situ and recent laboratory testing demonstrates that uranium can be extracted using common industry methods and standard leaching technology. Further, through work conducted in support of receiving regulatory authorization, UEC has demonstrated that the host sandstones have the hydraulic properties required for in situ extraction with adequate confinement by overlying and underlying intervals. Finally, the host sandstones of the Goliad Formation have been mined in South Texas since the 1970s using ISR technology with significant production under similar conditions to those of the Palangana ISR Project Area.

Block models were constructed for the resource estimates at the Palangana ISR Project Area. UEC developed its resource estimates within distinct sand and roll-front zones utilizing detailed computer block modeling of grade and GT modeling. For PA-1 and PA-2, the targeted mineralized sands were differentiated and evaluated at each trend. The block model was derived from the stratigraphic Jemison East trends at the Palangana ISR Project Area, and GT contouring was conducted, which became the basis for the block models for each of the trends. Using the top and bottom elevations for each of the zone composite intercepts, digital terrain models for the top and bottom of the surfaces were created and loaded into the block models to create a thickness representation for each zone of each trend. The horizontal extent of the zones was limited by the respective zone outlines/contours. After the blocks were generated, GT data and other attributes were assigned to each block.

UEC resumed ISR production at the Palangana ISR Project Area in 2010. In addition to PA-1 and PA-2, UEC permitted PA-3 in the CC Brine Trend. Between these three PAs, 563,600 lbs U3O8 were produced from 2010 to 2016. A list of production in each PA can be seen in the table below. For the current estimate, production from 2010-2016 was subtracted from the 2010 estimate.

Table 8: Palangana Production from 2010 to 2016

Production Area	Pounds
PA-1	345,600
PA-2	67,800
PA-3 (CC Brine Trend)	150,200

Total Pounds Produced (2010-2016)	563,600

Present Condition of Property and Work Completed to Date

The Palangana ISR Project Area is in a care and maintenance status.

The Company’s Planned Work

The Company intends to continue the care and maintenance of the Palangana ISR Project Area pending restart of uranium recovery operations.

Burke Hollow ISR Project

The independent TRS for the Burke Hollow Project Area (the “Burke Hollow Project Area”) has been prepared for UEC, under the supervision of WWC (the “QP” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Burke Hollow Project Area. The objective of this TRS is to disclose the mineral resources on the Burke Hollow Project Area. There are no reserves associated with the Burke Hollow Project Area.

Property Description

UEC’s Burke Hollow Project property is located within the extensive STUP. The Burke Hollow Project currently consists of a 19,335-acre lease area, after the addition of the 1,825-acre Welder lease, which was taken in December 2012. This lease area would allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and above ground surface facilities for fluid processing and uranium production during the mining and groundwater restoration phases of the Burke Hollow Project Area. The UEC Burke Hollow Project Area is about 18 miles southeast of the town of Beeville and is located on the western side of US 77 and northeasterly of US 181, which links with US 59 in Beeville. The approximate center of the Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176, in decimal degrees. Site drilling roads are entirely composed of caliche and gravel, allowing access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

Figure 1: Map of UEC Project Areas

Ownership

This Burke Hollow Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with surface and mineral owners within and outside the various Burke Hollow Project Area boundaries.

Virtually all uranium mining in Texas is on private lands, with leases negotiated between companies and each individual landowner/mineral owner. The Burke Hollow Project Area consists of two fee (private) mineral leases comprised of 19,336 acres.

Payments for the private lease are up to date as of the effective date of the TRS.

The lease is a paid-up lease for a primary term of five years and allows for an extension term of an additional five years and so long thereafter as uranium or other leased substances are being produced. This lease term was extended on January 20, 2017. The lease has various stipulated fees for land surface alterations, such as per well or exploration hole fees (damages). The primary lease stipulation is the royalty payments as a percentage of production. Because the lease is negotiated with a private land and mineral owner and none of the property is located on government land, some of the details of the lease information and terms are considered confidential.

Table 1: Burke Hollow Project Area Mineral Lease Summary

Project Area	Fee Mineral Leases	County	Expires
Burke Hollow
Acreage	19,336
Leases	2	Bee	2/2027 and 12/2022

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The southern portion of the Burke Hollow Project Area can be accessed from US Highway 181 and Farm to Market (FM)-797. The Burke Hollow Project Area has several other secondary gravel roads that provide access to the Burke Hollow Project Area. The nearest population centers are Skidmore (about three miles east with a population of 863), Tynan (about four miles south with a population of 254) and Beeville (about 10 miles north with a population of 13,641). While Skidmore and Tynan are relatively small towns, they provide basic needs for food and lodging and some supplies. Beeville is a much larger city and provides a well-developed infrastructure, resulting from regional oil and gas exploration and production.

The nearest population centers are Skidmore, approximately 11 miles west, Refugio, about 15 miles east, and Beeville, approximately 18 miles northwest. Refugio is a relatively small town but offers basic needs for food and lodging and some supplies. The Burke Hollow Project Area has good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region. The topography with dominantly sandy, well-drained soils provides satisfactory construction conditions for building gravel access site roads.

The Burke Hollow Project Area is located in Bee County in a rural setting but includes excellent county, state and federal highways that serve the region and good construction conditions. Water supply in the Burke Hollow Project Area is from private water wells, mostly tapping sands of the Goliad Formation. Water supply for potential future mine development would be from the same sources. The Burke Hollow Project Area is about 30 to 35 miles north of Corpus Christi, the closest metropolitan district to the Bee County Project Area.

The Burke Hollow Project Area is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is a maximum of 47 feet of relief at the site, with ground surface elevations ranging from a low of 92 feet to a high of 139 feet above mean sea level. The leased property for the Burke Hollow Project Area is used mostly for petroleum production, ranching and game management. Access by vehicular traffic is provided from Highway 77 into the property by private gravel roads.

Bee County has a climate characterized by long, hot summers and cool to warm winters. The moderate temperatures and precipitation result in excellent conditions for developing an ISR mine. The average annual precipitation is approximately 32 inches with the months from November to March, normally the driest period, and May through October typically having more precipitation due partly to more intense tropical storms. From June through September, the normal high temperatures are routinely above 90° Fahrenheit, while the months from December through February are the coolest, with average low temperatures below 50° Fahrenheit. Periods of freezing temperatures are generally quite brief and infrequent. Tropical weather from the Gulf of Mexico can occur during the hurricane season and may affect the site area with large rain storms. The infrequent freezing weather and abnormally large rainfalls are the primary conditions that could cause temporary shutdowns at an operating ISR mine. Operations can be conducted year around.

History

Uranium exploration and mining in South Texas primarily targets sandstone formations throughout the Coastal Plain bordering the Gulf of Mexico. The area has long been known to contain uranium oxide, which was first discovered in Karnes County, Texas, in 1954 using airborne radiometric survey. The uranium deposits discovered were within a belt of strata extending 250 miles from the middle coastal plain southwestward to the Rio Grande. This area includes the Carrizo, Whitsett, Catahoula, Oakville and Goliad geologic formations. Open pit mining began in 1961 and ISR mining was initiated in 1975. The uranium market experienced lower demand and price in the late 1970s and in 1980, there was a sharp decline in all Texas uranium operations.

During the late 1970s and early 1980s, exploration for uranium in South Texas had evolved towards deeper drilling targets within the known host sandstone formations. Deeper exploration drilling was more costly and excluded many of the smaller uranium mining companies from participating in the down-dip, deeper undrilled trend extensions. Uranium had been mined by several major oil companies in the past in South Texas, including Conoco, Mobil, Humble (later Exxon), ARCO and others. Mobil had found numerous deposits in South Texas in the past, including the O’Hern, Holiday-El Mesquite and several smaller deposits, mostly in Oligocene-age Catahoula Formation tuffaceous sands. ARCO discovered several Oakville Formation (Miocene-age) uranium-bearing deposits and acquired other deposits located nearby in Live Oak County. They were exploring deeper extensions of Oakville Formation trends when they discovered the Mt. Lucas Goliad Formation deposit, located near Lake Corpus Christi in Live Oak County near the Bee County line.

The earliest known uranium exploration in the immediate area of the Burke Hollow Project Area was performed by Nufuels Corporation (“Nufuels”, a Mobil Corporation subsidiary) in 1982. Nufuels drilled a total of 18 exploration holes on or nearby UEC’s 1,825 acre Welder lease. These holes were drilled in conjunction with a larger regional program that was conducted by Nufuels. Each exploration hole was drilled to an average total depth of approximately 1,100 ft in order to test the entire prospective Goliad Formation. UEC acquired copies of the Nufuels logs through its purchase of TOMIN’s database.

Following Nufuels, in 1993, TOMIN conducted a short reconnaissance exploration drilling program on the Thomson-Barrow lease. TOMIN drilled a total of 12 holes on permitted acreage that they negotiated for exploration. 11 of the 12 drill holes intersected anomalous gamma ray log signatures indicative of uranium mineralization.

The historic data package obtained by UEC for portions of the current Burke Hollow Project Area provided the above described information. Based on the limited number of drill holes, no meaningful resource or reserve determination was made by TOMIN or Nufuels. However, the actual drilling and geophysical logging results have been determined to be properly conducted according to current industry standards.

Table 2: Historic Ownership and Operations at the Burke Hollow Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1982	Nufuels	Original controller of the Burke Hollow Project Area.	18 exploration holes on or nearby the Welder Lease

Nufuels drilled 18 exploration holes on or nearby UEC’s 1,825-acre Welder lease in conjunction with a larger regional program, which was conducted by Nufuels. Exploration holes were drilled to approximately 1,100 ft bgs and tested the entire prospective Goliad Formation. Results showed the presence of a reduction-oxidation interface in sands of the lower Goliad Formation, but there were insufficient data to link economically viable uranium mineralization.

1993	TOMIN	Exploration program.	12 exploration holes on or near the Thomson-Barrow Lease.

TOMIN conducted a short reconnaissance exploration drilling program on the Thomson-Barrow lease. TOMIN drilled a total of 12 holes on permitted acreage that they negotiated for exploration. 11 of the 12 drill holes intersected anomalous gamma ray log signatures indicative of uranium mineralization, but there were insufficient data to link economically viable uranium mineralization.

2011	UEC	The Burke Hollow Project Area was acquired by UEC from TOMIN.	From 2012-2017, 707 uranium exploration drill holes, including 30 monitor wells completed at the Welder lease (Kurrus et al. 2014).

The historic data package was obtained and reviewed by UEC for portions of the current Burke Hollow Project Area (Kurrus and Yancy, 2017). Based on the limited number of drill holes, no meaningful resource or reserve determination was made using the historic exploration data. However, the actual drilling and geophysical logging results were determined to be properly conducted, per industry standards. UEC completed two drilling campaigns to delineate the opened ended Lower B1 and B2 trends (Carothers et al., 2013). The results of historic and contemporary borehole gamma-ray, SP and resistance logs, as well as PFN logs indicate that uranium mineralization occurs in the upper to lower Goliad Formation sand/sandstone units below the water table at depths from approximately 180 to 1,100 ft bgs. Evidence indicate ISR would likely be the most suitable mining method for this project. In 2017, UEC estimated an Inferred Mineral Resource of 4,064,575 tons grading 0.088% pU3O8 (PFN determination) containing approximately 7.09 million pounds U3O8 in the combined Graben and Eastern Lower B trends.

Table 2: Historic Ownership and Operations at the Burke Hollow Project Area (Continued)
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2019	UEC	Exploration program.	In 2019, 129 delineation holes were drilled. From 2021-2022, 168 delineation and exploration holes were drilled.

In 2019, UEC completed 129 drill holes, mostly focusing on delineating the Lower B1 and Lower B2 sands in the proposed PA-1. In addition, UEC began installing perimeter monitor wells in proposed PA-1. In total, 57 holes were drilled solely for delineation and exploration purposes and 72 holes were drilled for monitoring purposes. From 2021 to 2022, UEC conducted another drilling program to upgrade a portion of their resources from inferred to measured and indicated, to better define the ore body in proposed PA-1 and to install monitor wells. 168 delineation and exploration holes were drilled as of March 7, 2022. 24 of these holes were also used as monitor wells. This drilling program is ongoing for the purpose of completing more monitor wells.

Permitting and Licensing

UEC has completed all the required environmental baseline studies required for the Mine Area and Aquifer Exemption permits. The studies included cultural resources, archeology, socioeconomic, soil, flora and fauna. Environmental baseline and radiological samples for the Radioactive Material License application have also been collected, but the application is still in technical review with the TCEQ. At this time, UEC is not aware of any environmental liabilities on the property.

To date, the TCEQ has issued two Class I Waste Disposal Well Permits, the Mine Area Permit and the Aquifer Exemption Order. The EPA has also concurred with the TCEQ Aquifer Exemption Order, which finalized the regulatory review process. Currently, the Burke Hollow Project Area only requires submittal of the Production Area Authorization.

Geologic Setting, Mineralization, and Deposit

The Burke Hollow Project Area is located in the STUP, which lies along the GMB. The coastal plains of the GMB were formed by the downfaulting and down warping of Paleozoic Era (252-541 Mya) basement rocks during the breakup of the Paleozoic mega continent, Pangaea, and the opening of the North Atlantic Ocean in the Late Triassic Epoch (201-237 Mya). The Rocky Mountain Uplift in the Paleogene Period (43-65 Mya) gave rise to the vast river systems that flowed toward the Gulf of Mexico, carrying abundant sediments. Deposits typically thicken down-dip towards the Gulf of Mexico from western-northwestern sources. Stratigraphy in this area can be complex because of the cyclic deposition of sedimentary facies. Shallow inland seas formed broad continental shelves that covered most of Texas and deposited sedimentary units that are dominantly continental clastic with some near shore and shallow marine facies. Volcanic episodes during deposition (more than 20 Mya) are credited as being the source of the uranium deposits through ash-fall and related sediments.

Three main structural zones are present in the STUP: the Balcones Fault Zone; the San Marcos Arch; and the Rio Grande Embayment. The Balcones Fault Zone is north of the Burke Hollow Project Area and divides the Upper Cretaceous and Eocene strata. The Balcones Fault Zone is comprised of mainly normal faults that displace sediments by up to 1,500 ft moving downward to the Gulf of Mexico. The San Marcos Arch, northeast of the Burke Hollow Project Area between the Rio Grande Embayment and East Texas Basin, is a broad area of lesser subsidence and a subsurface extension of the Llano Uplift. The arch is crossed by basement-related normal faults that parallel the buried Ouachita Orogenic Belt of Paleozoic age. The Rio Grande Embayment is a small, deformed basin that lies between the El Burro Uplift in northeast Mexico and the basin marginal Balcones Fault Zone to the south. Some data indicates that the embayment was possibly compressed during the Laramide Orogeny in the Late Cretaceous–Paleogene.

The uranium-bearing units in the STUP include most sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Lower Pliocene (youngest).

All mineralization at the Burke Hollow Project Area occurs in the Goliad Formation. The Goliad Formation was originally classified as Pliocene in age by most sources, but the formation has been reclassified as early Pliocene to middle Miocene after recent research revealed the presence of indigenous Pliocene-aged mega-fossils occurring in upper Goliad sands, whereas the lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera indicating a Miocene age. The Geology of Texas map published by BEG in 1992 classifies the Goliad as Miocene in age.

The BEG’s geologic map of Texas describes the Goliad Formation as clays, sandstones, marls, caliches, limestones and conglomerates with a thickness of 100 ft to 500 ft. Above the Goliad Formation lies the Deweyville Formation, Beaumont Clay, Lissie Formation, Montgomery Formation and the Willis Sand, which are composed of sand, gravel, silt and clay.

Uranium mineralization occurs along oxidation/reduction interfaces in fluvial channel sands of the Goliad Formation. These deposits consist of multiple mineralized sand horizons which are separated vertically by confining beds of silt, mudstone and clay.

The uranium-bearing sands of the Goliad Formation at the Burke Hollow Project Area occur beneath a thin layer of Pleistocene-aged Lissie Formation gravels, sands, silts and clays, which overlie much of the Burke Hollow Project Area. The Goliad Formation uncomfortably underlies the Lissie Formation. Uranium mineralization discovered to date occurs within three of the four sand members of the Goliad, designated as the uppermost Goliad A, Goliad B and the lowermost Goliad D.

There are two northeast-southwest trending faults at the Burke Hollow Project Area that are likely related to the formation of the uranium mineralization. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetic fault downthrown to the northwest, forming a large graben structure. The presence of these faults is likely related to the increased mineralization at the site. The faulting may have served as conduits for reducing waters and natural gas to migrate upward from deeper horizons, as well as altering the groundwater flow system in the uranium-bearing sands.

The Goliad sand is one of the principal water-bearing formations in South Texas and is capable of yielding moderate to large quantities of water. All of the project areas included in this Burke Hollow Project Area target the Goliad Formation, which is a proven aquifer with characteristics favorable to ISR.

Uranium mineralization at the Burke Hollow Project Area is typical of Texas roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails”, which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Data verification efforts are summarized below.

●

The resource estimate is based on data from 707 UEC drill holes completed from 2012 to 2017 and supplemented with data from subsequent infill drill holes completed from 2020 to present. These drill holes were logged with gamma-ray, SP and resistance. PFN logging was conducted in approximately 150 drill holes. QA/QC documentation indicates this data were collected in accordance with current industry standard methods (Karrus and Yancey, 2017).

●

In 2012, duplicate PFN logs were run by an independent contractor in 11 drill holes to provide confirmation of the UEC logs. Records indicate that the confirmation logging found a difference in DEFs of less than 0.5% (Carothers et al., 2013).

●	The TRS QP reviewed approximately 10% of the logs used to prepare the resource estimate and confirmed that the log data was presented correctly and interpreted in accordance with industry standards.
●	The TRS QP reviewed UEC roll-front mapping and confirmed that this work was supported by the underlying data and prepared in accordance with industry standards.
●	The TRS QP reviewed the methodology used in UEC’s resource estimates and confirmed that it is valid and consistent with industry standards.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

The GT contour and outline methods are some of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of these methods is the GT (grade x mineralized thickness) values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours or a GT outline are drawn accordingly using roll-front data derived from cuttings and logs data trends. The resources are calculated from the area within the GT contour/outline boundaries considering the DEF and the ore zone density. The GT outline method was used to estimate the mineral resources at the Burke Hollow Project Area (2022 estimate).

The resource estimate methods, general parameters and mineralized cutoffs used at the Burke Hollow Project Area are summarized in the table below.

Table 3: Burke Hollow Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Burke Hollow	GT Outline Method	2.07 (not used in 2022 estimate)	17.00	0.02	2.0	0.30
Note	A range of disequilibrium data is presented because each production area/trend was divided into multiple zones that were each assigned a separate DEF.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources at the Burke Hollow Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each Burke Hollow Project Area with the unique aspects of each Burke Hollow Project Area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Burke Hollow Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the TRS believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated and inferred resource classifications at the Burke Hollow Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons and the accuracy of the geologic model. The table below details the resource classification criteria used in the resource estimates in each of the Burke Hollow Project Area.

Table 5: Resource Classification Criteria by Burke Hollow Project Area

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Burke Hollow	< 50	50 – 250	250 – 500

There are several reasons that mineralization was interpreted as measured resources within the Burke Hollow Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within each Burke Hollow Project Area is very well characterized, with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across each Burke Hollow Project Area; and

●

third, mineralization in the Goliad Formation occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and mineral trends.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit models, successful production and the variety of data collected led the TRS QP to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

Mineral resources were estimated separately for each of the Burke Hollow Project Area. The estimates of measured and indicated mineral resources for the Burke Hollow Project Area are reported in the table below and the estimates of inferred mineral resources are reported in the table following.

Table 6: Burke Hollow Project Area Measured and Indicated Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Burke Hollow
Measured	0.30	0.082	70	114,700
Indicated	0.30	0.087	1,337	2,209,000
Total Measured and Indicated	0.30	0.086	1,407	2,323,700
Notes

1.         Pounds reported with DEF applied.

2.         Measured and indicated mineral resources as defined in 17 CFR § 229.1300.

3.         All reported resources occur below the static water table.

4.         The point of reference for mineral resources is in situ at the Burke Hollow Project Area.

5.         Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Table 7: Burke Hollow Project Area Inferred Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Burke Hollow
Inferred	0.30	0.095	2,494	4,859,000
Notes

1.         Pounds reported with DEF applied.

2.         All reported resources occur below the static water table.

3.         The point of reference for mineral resources is in situ at the Burke Hollow Project Area.

4.         Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Factors that may affect the mineral resource estimate include:

●	assumptions as to forecasted uranium price;
●	changes to the assumptions used to generate the GT cutoff;
●	changes to future commodity demand;
●	variance in the grade and continuity of mineralization from what was interpreted by drilling and estimation techniques;
●	host formation density assignments; and
●	changes that affect the continued ability to access the site, retain mineral and surface rights titles, maintain environmental and other regulatory permits and maintain the social license to operate.

Mineral resource estimation is based on data interpretation and uses a limited number of discrete samples to characterize a larger area. These methods have inherent uncertainty and risk. Three elements of risk are identified for the Burke Hollow Project Area.

●

Grade interpretation methods: interpreted to be low to moderate risk. Automated grade estimates depend on many factors and interpretation methods assume continuity between samples. A risk exists that a grade estimate at any 3D location in a deposit will differ from the actual grade at that location when it is mined.

●

Geological definition: interpreted to be a moderate risk. The geological roll-front interpretation by the UEC geologists was checked using several techniques. The host units are relatively flat-lying, but there is a possibility of miscorrelation of a horizon when multiple closely spaced intercepts are present; and

●

Continuity: interpreted to be low risk. The TRS QP and coworkers supervised by the QP reviewed multiple maps, drilling records and prior work at the Burke Hollow Project Area that demonstrate and confirm the continuity of the roll-fronts within the project.

Mineral resources do not have demonstrated economic viability, but they have technical and economic constraints applied to them to establish reasonable prospects for economic extraction. The geological evidence supporting indicated mineral resources is derived from adequately detailed and reliable exploration, sampling and testing, and is sufficient to reasonably assume geological and grade continuity. The measured and indicated mineral resources are estimated with sufficient confidence to allow the application of technical, economic, marketing, legal, environmental, social and government factors to support mine planning and economic evaluation of the economic viability of the Project.

The inferred mineral resources are estimated on the basis of limited geological evidence and sampling; however, the information is sufficient to imply, but not verify, geological grade and continuity. The TRS expects that the majority of the inferred mineral resources could be upgraded to indicated mineral resources with additional drilling.

Present Condition of Property and Work Completed to Date

The Burke Hollow Project Area is fully permitted.

The Company’s Planned Work

The Company plans to complete the monitor well network and production patterns for PAA-1 and submit an application for the PAA-1.

Goliad ISR Project

The independent TRS for the Goliad Project Area (the “Goliad Project Area”) has been prepared for UEC, under the supervision of WWC (the “QP” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Goliad Project Area. The objective of this TRS is to disclose the mineral resources on the Goliad Project Area. There are no reserves associated with the Goliad Project Area.

Property Description

The Goliad Project Area is located in South Texas near the northeast end of the STUP. The Goliad Project Area consists of multiple contiguous leases that would allow the mining of uranium by ISR methods. The Goliad Project Area is about 14 miles north of the town of Goliad and is located on the east side of US Highway 77A/183, a primary highway that intersects with US Highway 59 in Goliad and I-10 to the north. Site drilling roads are mostly gravel based and allow access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

There are seven fee (private) mineral leases comprised of 636 acres on the Goliad Project Area. Payments for the private leases are up to date as of the effective date of the TRS. UEC obtained mining leases by assignment from a private entity (Brad A. Moore) in 2006. No resources are reported in areas outside of the Goliad Project Area boundary.

UEC has completed all the required permitting in order to mine at the Goliad Project Area.

Figure 1: Map of UEC Project Areas

Ownership

This Goliad Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with surface and mineral owners within and outside the various Goliad Project Area boundaries.

Virtually all mining in Texas is on private lands with leases negotiated with each individual landowner/mineral owner. A listing of individual leases that make up the Goliad Project Area are shown on the following table. The Goliad Project Area consists of seven fee leases comprised of approximately 636 acres. Payments for the private lease are up to date as of the effective date of the TRS.

Table 1: Goliad Project Area Mineral Lease Summary

Project Area	Fee Mineral Leases	County	Expires
Goliad
Acreage	636
Leases	7	Goliad	10/2024, 8/2023, 8/2025, and 12/2025

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Goliad Project Area is in Goliad County. The Goliad Project Area is accessed using route US 77A / 183 that runs north-south to the west of the Goliad Project Area. FM-1961 intersects with 77A-183 at the crossroad town of Weser. FM-1961 to the east of the intersection trends along the south side of the Goliad Project Area. Access onto the Goliad Project Area is via vehicular traffic on private gravel roads. The Goliad Project Area is in a rural setting at the north end of Goliad County. The nearest population centers are Goliad (14 miles south), Cuero (16 miles north) and Victoria (about 30 miles east). While Goliad and Cuero are relatively small towns, they provide basic needs for food and lodging and some supplies. Victoria is a larger city, provides excellent infrastructure and serves as a regional support center for oil and gas exploration and production. The Goliad Project Area has very good accessibility for light to heavy equipment. There is an excellent network of county, state and federal highways that serve the region and the moderate topography with dominantly sandy, well-drained soils provides good construction conditions for building gravel roads necessary for site access. Groundwater from the Goliad Project Area is used for water supply over much of the northern portion of Goliad County. Water quality in the Goliad Project Area is variable and wells typically can yield small to moderate amounts of water. The Goliad Project Area is about 60 miles from San Antonio (population of 1,451,853), the closest metropolitan district to the Goliad Project Area.

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

The climate in Goliad County is mild with hot summers and cool to warm winters. The moderate temperatures and precipitation result in excellent conditions for developing an ISR mine. Periods of freezing temperatures are generally very brief and infrequent. Tropical weather from the Gulf of Mexico can occur during the hurricane season and may affect the site area with large rain storms. The periodic freezing weather and abnormally large rainfalls are the primary conditions that can cause temporary shutdowns. Otherwise, there is not a regular non-operating season.

History

Uranium exploration and mining in South Texas primarily targets sandstone formations throughout the Coastal Plain bordering the Gulf of Mexico. The area has long been known to contain uranium oxide, which was first discovered in Karnes County, Texas, in 1954 using airborne radiometric survey. The uranium deposits discovered were within a belt of strata extending 250 miles from the middle coastal plain southwestward to the Rio Grande. This area includes the Carrizo, Whitsett, Catahoula, Oakville and Goliad geologic formations. Open pit mining began in 1961 and ISR mining was initiated in 1975. The uranium market experienced lower demand and price in the late 1970s and in 1980 there was a sharp decline in all Texas uranium operations.

During the late 1970s and early 1980s, exploration for uranium in South Texas had evolved towards deeper drilling targets within the known host sandstone formations. Deeper exploration drilling was more costly and excluded many of the smaller uranium mining companies from participating in the down-dip, deeper undrilled trend extensions. Uranium had been mined by several major oil companies in the past in South Texas, including Conoco, Mobil, Humble (later Exxon), ARCO and others. Mobil had found numerous deposits in South Texas in the past, including the O’Hern, Holiday-El Mesquite and several smaller deposits, mostly in Oligocene-age Catahoula Formation tuffaceous sands. ARCO discovered several Oakville Formation (Miocene-age) uranium-bearing deposits and acquired other deposits located nearby in Live Oak County. They were exploring deeper extensions of Oakville Formation trends when they discovered the Mt. Lucas Goliad Formation deposit, located near Lake Corpus Christi in Live Oak County near the Bee County line.

Table 2: Historic Ownership and Operations at the Goliad Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1979	Coastal Uranium, Inc. (Coastal Uranium)	Exploration program.	12 exploration holes.

Coastal Uranium drilled widely spaced exploration holes in the region as part of the Coastal States wide-spaced drilling exploration effort. Eight of these holes were drilled at or near the Goliad Project Area. Addition information on the exploration is described below.

1980	Moore Energy Corporation	Review of data and leases from Coastal Uranium and exploration program.	479 exploration and delineation holes.

Moore Energy Corporation reviewed the Coastal States exploration data and soon after acquired several leases from Coastal Uranium, including several in the Goliad Project Area. From March 1983 through August 1984, Moore Energy Corporation conducted an exploration program at Goliad. All of the boreholes were drilled using truck-mounted drilling rigs contracted with various drilling companies. Samples were taken by the driller for review and logged by a geologist. The holes were logged for gamma ray, self-potential and resistance by contract logging companies. No down-hole deviation tool was available. Historical resource estimates were prepared by Moore Energy Corporation from data gathered in 1983-1985. For each drill hole, a Grade x Thickness (GT) was determined and the mineral was outlined with a 0.3 GT contour. The average GT of the holes within the contoured outline was used to estimate the resources meeting the specified criteria. Moore Energy Corporation’s historical resource estimated approximately 3,366,000 tons at an average grade of 0.05% (eU3O8 and an average DEF of 1.494 (Moore, 1986). This equates to approximately 5.2 million lbs of uranium.

2006	UEC	Exploration program.	360 exploration and delineation holes.

UEC obtained mine leases by assignment from Brad A. Moore for the current Goliad Project Area in 2006. UEC drilled 360 more holes at the property from May 2006 through June 2007. These holes include closer-spaced delineation work on the areas drilled by Moore Energy Corporation. Additionally, several of the UEC holes were drilled to further exploration on contiguous leases to the east of the property. A 2007/2008 report by Thomas Carothers, PG estimated historical mineral resources based on the UEC 2006-2007 confirmation drilling results and the Moore Energy Corporation historical estimate. The author concluded that significant uranium resources from the work in 1983-85 described by Moore Energy Corporation appears to be backed and supported by the more recent UEC exploration data.

2014	UEC	Exploration and water well program.	33 exploration holes and two water wells drilled.

In 2014, UEC conducted a drilling program at the Goliad Project Area for exploration and water wells. 35 holes were drilled and logged for exploration and water supply purposes with a majority of the holes being drilled in PA-1 and PA-2.

Permitting and Licensing

The Goliad Project Area is fully permitted with the radioactive materials license in timely renewal.

Geologic Setting, Mineralization, and Deposit

The Goliad Project Area is located in the STUP, which lies along the GMB. The coastal plains of the GMB were formed by the downfaulting and down warping of Paleozoic Era (252-541 Mya) basement rocks during the breakup of the Paleozoic mega continent, Pangaea, and the opening of the North Atlantic Ocean in the Late Triassic Epoch (201-237 Mya). The Rocky Mountain Uplift in the Paleogene Period (43-65 Mya) gave rise to the vast river systems that flowed toward the Gulf of Mexico, carrying abundant sediments. Deposits typically thicken down-dip towards the Gulf of Mexico from western-northwestern sources. Stratigraphy in this area can be complex because of the cyclic deposition of sedimentary facies. Shallow inland seas formed broad continental shelves that covered most of Texas and deposited sedimentary units that are dominantly continental clastic with some near shore and shallow marine facies. Volcanic episodes during deposition (more than 20 Mya) are credited as being the source of the uranium deposits through ash-fall and related sediments.

Three main structural zones are present in the STUP: the Balcones Fault Zone; the San Marcos Arch; and the Rio Grande Embayment. The Balcones Fault Zone is north of the Goliad Project Area and divides the Upper Cretaceous and Eocene strata. The Balcones Fault Zone is comprised of mainly normal faults that displace sediments by up to 1,500 ft, moving downward to the Gulf of Mexico. The San Marcos Arch, northeast of the Goliad Project Area between the Rio Grande Embayment and East Texas Basin, is a broad area of lesser subsidence and a subsurface extension of the Llano Uplift. The arch is crossed by basement-related normal faults that parallel the buried Ouachita Orogenic Belt of Paleozoic age. The Rio Grande Embayment is a small, deformed basin that lies between the El Burro Uplift in northeast Mexico and the basin marginal Balcones Fault Zone to the south. Some data indicates that the embayment was possibly compressed during the Laramide Orogeny in the Late Cretaceous–Paleogene.

The uranium-bearing units in the STUP include most sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Lower Pliocene (youngest).

All mineralization at the Goliad Project Area occurs in the Goliad Formation. The Goliad Formation was originally classified as Pliocene in age by most sources, but the formation has been reclassified as early Pliocene to middle Miocene after recent research revealed the presence of indigenous Pliocene-aged mega-fossils occurring in upper Goliad sands, whereas the lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera, indicating a Miocene age. The Geology of Texas map published by BEG in 1992 classifies the Goliad as Miocene in age.

The BEG’s geologic map of Texas describes the Goliad Formation as clays, sandstones, marls, caliches, limestones, and conglomerates with a thickness of 100 ft to 500 ft. Above the Goliad Formation lies the Deweyville Formation, Beaumont Clay, Lissie Formation, Montgomery Formation, and the Willis Sand, which are composed of sand, gravel, silt, and clay.

The Goliad Formation occurs at surface on the Goliad Project Area. The mineralized units are sandstones within the Goliad Formation and are designated by UEC as the A through D sands from younger (upper) to older (lower), respectively. The sand units are generally fine to medium-grained sands with silt and varying amounts of secondary calcite. The sand units vary in color depending upon the degree of oxidation-reduction and could be from light brown-tan to grays. The sand units are generally separated from each other by silty clay or clayey silts that serve as confining units between the sand units.

The four sandstone units (A-D) designated as containing uranium mineralization at the site are all considered to be a part of the Gulf Coast Aquifer on a regional basis. At the Goliad Project Area, each unit is a hydrogeologic unit with similar but variable characteristics. Groundwater from sands of the Goliad Formation is used for water supplies over much of the northern portion of Goliad County.

The Goliad structures include two faults that intersect and offset the mineralized units. These faults are normal faults, with one downthrown toward the coast and one downthrown toward the northwest. The fault throws range from about 40 to 80 ft.

The Goliad sand is one of the principal water-bearing formations in South Texas and is capable of yielding moderate to large quantities of water. All of the project areas included in this Goliad Project Area target the Goliad Formation, which is a proven aquifer with characteristics favorable to ISR.

Uranium mineralization at the Goliad Project Area is typical of Texas roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux. The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface. The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front. Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone. Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails”, which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability. Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Data Verification

Data verification efforts are summarized below:

●

The resource estimate is based on data from 599 UEC drill holes completed from 2006 to 2008. These drill holes were logged with gamma-ray, SP and resistance. QA/QC documentation indicates these data were collected in accordance with current industry standard methods;

●

UEC drill hole data was supplemented with data from 479 historic drill holes completed in 1983 and 1984. These drill holes were logged with gamma ray, SP and resistance. 32 drill holes were logged with PFN; and

●

To verify disequilibrium conditions, PFN and gamma-ray data from recent and historic logs was correlated with chemical assays of 263 core samples collected from 2006 to 2008. QA/QC documentation indicates these samples were collected and analyzed in accordance with industry standard methods.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

Mineral resource estimation methods used for the Goliad Project Area includes the Delaunay Triangulation method using RockWorks software.

In 2022, mineral resources at the Goliad Project Area were estimated using computerized geologic and volumetric modeling methods. The estimation method was a 2D Delaunay Triangulation implemented in RockWorks, a comprehensive software program for creating 2D and 3D maps and is an industry standard in the environmental, geotechnical, petroleum and mining industries. The Delaunay Triangulation method connects data points (drill holes) via a triangular network with one data point at each triangle vertex and constructs the triangles as close to equilateral as possible. Once the network was determined, the slope of each triangular plate was computed using the three vertex point values. Next, a 25 ft x 25 ft grid was superimposed over the triangular network, and each grid node (grid center) was assigned a Z-value, based on the intercept of the node and the sloping triangular plate. Only grid nodes falling within the boundary of the triangular network (convex hull) were estimated. The distance of the grid node from a drill hole location was computed and used to determine whether the node was located within UEC’s property boundary. Triangulations and grids for both grade and thickness were constructed. Next, the thickness and grade grids were multiplied to obtain a GT grid. Finally, the mineral resource classification criteria was applied to the GT grid to obtain a classified mineral resource. Resource pounds were determined by taking the average GT in each GT contour interval and multiplying it by the area and a conversion factor, then dividing that value by the tonnage factor.

The resource estimate methods, general parameters and mineralized cutoffs used at the Goliad Project Area are summarized in the table below.

Table 3: Goliad Project Area Resource Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	Disequilibrium Factor	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Goliad	2D Delaunay Triangulation using RockWorks Software	A Sand = 1.722 B Sand = 1.409 C Sand = 1.393 D Sand = 1.729	16.90 (A, B, and C Zones) and 15.2 (D Zone)	0.02	0.5	0.20

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources at the Goliad Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each project area with the unique aspects of each project area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Goliad Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

Measured, indicated, and inferred resource classifications at the Goliad Project Area are defined by the density of the drill hole data. Higher drill hole densities allow more confidence in the shape and size of the interpreted mineral horizons and the accuracy of the geologic model. The following table details the resource classification criteria used in the resource estimates in the Goliad Project Area.

Table 5: Resource Classification Criteria by Goliad Project Area

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Goliad	< 50	50 - 250	250 - 350

There are several reasons that mineralization was interpreted as measured resources within the Goliad Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within each Goliad Project Area is very well characterized, with aquifers that correlate, consistent host sandstone intervals and reliable aquitards across each Goliad Project Area; and

●

third, mineralization in the Goliad Formation occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and mineral trends.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit models, successful production and the variety of data collected led the TRS QP to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

The estimates of measured and indicated mineral resources for the Goliad Project Area are reported in the table below.

Table 6: Goliad Project Area Measured and Indicated Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Goliad
Measured	0.20	0.053	1,595	2,667,900
Indicated	0.20	0.102	1,504	3,492,000
Total Measured and Indicated	0.20	0.085	3,099	6,159,900

The estimates of inferred mineral resources are reported in the table below.

Table 7: Goliad Project Area Inferred Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Goliad
Inferred	0.20	0.195	333	1,224,800

Factors that may affect the mineral resource estimate include:

●	assumptions as to forecasted uranium price;
●	changes to the assumptions used to generate the GT cutoff;
●	changes to future commodity demand;
●	variance in the grade and continuity of mineralization from what was interpreted by drilling and estimation techniques;
●	host formation density assignments; and
●	changes that affect the continued ability to access the site, retain mineral and surface rights titles, maintain environmental and other regulatory permits and maintain the social license to operate.

Mineral resource estimation is based on data interpretation and uses a limited number of discrete samples to characterize a larger area. These methods have inherent uncertainty and risk. Three elements of risk are identified for the Goliad Project Area.

●

Grade interpretation methods: interpreted to be low to moderate risk. Automated grade estimates depend on many factors and interpretation methods assume continuity between samples. A risk exists that a grade estimate at any 3D location in a deposit will differ from the actual grade at that location when it is mined;

●

Geological definition: interpreted to be a moderate risk. The geological roll-front interpretation by the UEC geologists was checked using several techniques. The host units are relatively flat-lying, but there is a possibility of miscorrelation of a horizon when multiple closely spaced intercepts are present; and

●

Continuity: interpreted to be low risk. The TRS QP and coworkers supervised by the QP reviewed multiple maps, drilling records and prior work at the Goliad Project Area that demonstrate and confirm the continuity of the roll-fronts within the Goliad Project Area.

Mineral resources do not have demonstrated economic viability, but they have technical and economic constraints applied to them to establish reasonable prospects for economic extraction. The geological evidence supporting indicated mineral resources is derived from adequately detailed and reliable exploration, sampling and testing, and is sufficient to reasonably assume geological and grade continuity. The measured and indicated mineral resources are estimated with sufficient confidence to allow the application of technical, economic, marketing, legal, environmental, social and government factors to support mine planning and economic evaluation of the economic viability of the Goliad Project.

The inferred mineral resources are estimated on the basis of limited geological evidence and sampling; however, the information is sufficient to imply, but not verify, geological grade and continuity. The TRS QP expects that the majority of the inferred mineral resources could be upgraded to indicated mineral resources with additional drilling.

Present Condition of Property and Work Completed to Date

The Goliad Project Area is currently in a care and maintenance status.

The Company’s Planned Work

The Company intends to continue the care and maintenance of the Goliad Project Area.

Salvo ISR Project

An independent TRS for the Salvo Project (the “Salvo Project Area”) has been prepared for UEC, under the supervision of WWC (as “QP” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Salvo Project Area. The objective of this TRS is to disclose the mineral resources on the Salvo Project Area. There are no mineral reserves associated with this Salvo Project Area.

Property Description

The Salvo Project Area is located in South Texas near the northeast end of the STUP. The Salvo Project Area consists of two leases that would allow the mining of uranium by ISR methods. The Salvo Project Area is about 10 miles south of the city of Beeville and approximately five miles west of US Highway 181, a primary highway that intersects with US Highway 59 in Beeville and I-10 to the north. Site drilling roads are mostly caliche-gravel based and allow access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

The Salvo Project Area is also located in an area of Texas that has extensive farming activity. Most of the property is used for farming and has a high level of crop cultivation.

Figure 1: Map of UEC Project Areas

Ownership

This Salvo Project Area is owned and operated by UEC. UEC has executed surface use and access agreements and fee mineral leases with surface and mineral owners within and outside the various Salvo Project Area boundaries.

No historic uranium mining is known to have occurred on any of the Salvo Project Area leases and only state permitted (“RCC”) uranium exploration drilling has taken place. Prior to any mining activity at the Salvo Project Area , UEC will need to acquire all the necessary permits from the RCC, TCEQ and EPA.

There are two mineral leases comprised of 800 acres at the Salvo Project Area. Payments for the private lease are up to date as of the current date of the TRS.

Table 1: Salvo Project Area Mineral Lease Summary

Project Area	Fee Mineral Leases	County	Expires
Salvo
Acreage	800
Leases	2	Bee	9/2026 and 7/2027

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Salvo Project Area is located in Bee County. The Salvo Project Area can be accessed from several routes including I-37, Texas Route 359, and FM-79a, which runs northwest to southwest through the Salvo Project Area. The southern portion of the Salvo Project Area can also be accessed from US Highway 181 and FM-797. The Salvo Project Area has several other secondary gravel roads that provide access to the Salvo Project Area. The nearest population centers are Skidmore (about three miles east with a population of 863), Tynan (about four miles south with a population of 254) and Beeville (about 10 miles north with a population of 13,641). While Skidmore and Tynan are relatively small towns, they provide basic needs for food and lodging and some supplies. Beeville is a much larger city and provides a well-developed infrastructure, resulting from regional oil and gas exploration and production. The Salvo Project Area has very good accessibility for light to heavy equipment.

Water supply in the Salvo Project Area is from private water wells, mostly tapping sands of the Goliad Formation. Water supply for potential future mine development would be from the same sources. The Salvo Project Area is about 30 to 35 miles north of Corpus Christi, the closest metropolitan district to the Bee County Project Area.

North-south rail lines (Union Pacific) and east-west rail lines (Kansas City Southern Railway) are located about 10 to 20 air miles from the Salvo Project Area.

Equipment, supplies and personnel needed for exploration and day-to-day operation are available from population centers such as San Antonio and Corpus Christi. Specialized equipment for the wellfields is often available in Texas but may need to be acquired from outside of the state. The local economy for Salvo Project Area is geared toward oil and gas exploration, energy production and ranching operations, providing a well-trained and capable pool of workers for ISR production and processing operations. Workers will reside locally and commute to work daily. As a result of energy development since the early 1900s, the Salvo Project Area has existing or nearby electrical power, gas and adequate telephone and internet connectivity.

The Salvo Project area is situated in the interior portion of the Gulf Coastal Plain physiographic province. The area is characterized by rolling topography with parallel to sub-parallel ridges and valleys. There is about 36 feet of relief at the site with ground surface elevations ranging from a low of 188 to a high of 224 feet above mean sea level. The leased property for the Salvo Project is used mostly for farming and agriculture.

History

Uranium exploration and mining in South Texas primarily targets sandstone formations throughout the Coastal Plain bordering the Gulf of Mexico. The area has long been known to contain uranium oxide, which was first discovered in Karnes County, Texas, in 1954 using airborne radiometric survey. The uranium deposits discovered were within a belt of strata extending 250 miles from the middle coastal plain southwestward to the Rio Grande. This area includes the Carrizo, Whitsett, Catahoula, Oakville and Goliad geologic formations. Open pit mining began in 1961 and ISR mining was initiated in 1975. The uranium market experienced lower demand and price in the late 1970s, and in 1980 there was a sharp decline in all Texas uranium operations.

During the late 1970s and early 1980s, exploration for uranium in South Texas had evolved towards deeper drilling targets within the known host sandstone formations. Deeper exploration drilling was more costly and excluded many of the smaller uranium mining companies from participating in the down-dip, deeper undrilled trend extensions. Uranium had been mined by several major oil companies in the past in South Texas, including Conoco, Mobil, Humble (later Exxon), ARCO and others. Mobil had found numerous deposits in South Texas in the past, including the O’Hern, Holiday-El Mesquite and several smaller deposits, mostly in Oligocene-age Catahoula Formation tuffaceous sands. ARCO discovered several Oakville Formation (Miocene-age) uranium-bearing deposits and acquired other deposits located nearby in Live Oak County. They were exploring deeper extensions of Oakville Formation trends when they discovered the Mt. Lucas Goliad Formation deposit, located near Lake Corpus Christi in Live Oak County near the Bee County line.

The table below summarizes the historic ownership and operations at the Salvo Project Area.

Table 2: Historic Ownership and Operations at the Salvo Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Unknown to 1983	Nufuels	Original controller of the Salvo Project Area.	111 exploration holes.

Nufuels discovered uranium mineralization in La Para sands of the Miocene-aged Goliad Formation in 1982 in Bee County, Texas. Mobil’s reconnaissance drilling located two areas of interest, known as the Salvo and Segar projects. Mobil had drilled a total of 111 exploration holes at Salvo and Seger in 1982. Shortly after conducting their exploration drilling in this area, Mobil elected to discontinue their uranium exploration efforts and sell their uranium production facilities. The early Salvo exploration drilling conducted by Nufuels indicated significant uranium mineralization was present.

1983	URI joint venture with Saaberg Interplan Uran Gmbh (“SIPU”) (“URI/SIPU”)

URI formed a joint venture exploration program with SIPU, a German utility. URI/SIPU acquired Salvo from Mobil, along with the Seger Project, an eastward extension along the same geochemical roll-front system. URI/SIPU leased the property until about 1993 when secondary lease expired.

295 exploration and delineation holes in 1984. 19 exploration holes at the nearby Seger Project.

URI/SIPU calculated a resource of approximately 1.5 million pounds U3O8 at Salvo using a 0.5 GT cutoff in 1984. Average GT was modeled at 0.989, with a ratio of 0.194, width of 45 ft, length of 140 ft, and tonnage factor of 1.236 lbs/ft2. Due to low uranium prices, URI/SIPU elected not to permit the project at that time (R.B. Smith, unpublished report, 2005). URI utilized a Monte Carlo-based computer simulation to calculate the historic resource (URI, 1984).

2005	R.B. Smith & Associates Inc. (“R.B. Smith”)	Review of past exploration data.	N/A

R.B. Smith (2005) completed an evaluation of the Goliad Formation trend project data at the Salvo and Seger projects. Data were on loan from URI/SIPU. Smith did not retain copies of maps or electric logs, and the original data set of logs and maps was returned to URI. URI held the data in storage until 2010.

Table 2: Historic Ownership and Operations at the Salvo Project Area (Continued)
Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2010	UEC

The Salvo Project Area was acquired by UEC from URI/SIPU. UEC negotiated a purchase of available data from URI. URI and UEC reached agreement on sales of Salvo and Seger project data in 2010. The adjacent Seger property is no longer included in UEC’s Salvo leases.

N/A

Ownership transition. UEC received 425 exploration log files, and several drill hole location maps and land maps. The 425 log files include good quality electric logs from Mobil’s activities at Seger and Salvo in 1982, as well as URI/SIPU’s drill hole logs from exploration activities in 1984. Each log file also contains a detailed lithological report based on drill hole cuttings prepared by Mobil’s and later by URI’s field geologists supervising and monitoring drilling activity. Four core holes were drilled by URI, and core analysis reports were included in the appropriate log files. Eight holes were logged by Princeton Gamma-Tech (PGT, and early form of PFN), a logging company which specialized in uranium chemical assay logging. The PGT logs were utilized and verified as having excellent correlation to actual chemical uranium content by several south Texas ISR mining operations. These results are believed to be pertinent to the understanding of this deposit and indicated a generally positive DEF like other known Goliad Formation sandstones in the region. The historic mineralized intercepts from URI exploration boreholes were presented in the initial NI 43-101 UEC Salvo Project TRS dated July 16, 2010. The estimated historic uranium resource (URI 1984 classification only) of approximately 1.5 million pounds eU3O8 was determined but was not verified independently. However, it was presented in the initial 43-101 TRS.

Permitting and Licensing

The Salvo Project Area is not permitted.

Geologic Setting, Mineralization, and Deposit

The Salvo Project Area is located in the STUP, which lies along the GMB. The coastal plains of the GMB were formed by the downfaulting and down warping of Paleozoic Era (252-541 Mya) basement rocks during the breakup of the Paleozoic mega continent, Pangaea, and the opening of the North Atlantic Ocean in the Late Triassic Epoch (201-237 Mya). The Rocky Mountain Uplift in the Paleogene Period (43-65 Mya) gave rise to the vast river systems that flowed toward the Gulf of Mexico, carrying abundant sediments. Deposits typically thicken down-dip towards the Gulf of Mexico from western-northwestern sources. Stratigraphy in this area can be complex because of the cyclic deposition of sedimentary facies. Shallow inland seas formed broad continental shelves that covered most of Texas and deposited sedimentary units that are dominantly continental clastic with some near shore and shallow marine facies. Volcanic episodes during deposition (more than 20 Mya) are credited as being the source of the uranium deposits through ash-fall and related sediments.

Three main structural zones are present in the STUP: the Balcones Fault Zone; the San Marcos Arch; and the Rio Grande Embayment. The Balcones Fault Zone is north of the Salvo Project Area and divides the Upper Cretaceous and Eocene strata. The Balcones Fault Zone is comprised of mainly normal faults that displace sediments by up to 1,500 ft, moving downward to the Gulf of Mexico. The San Marcos Arch, northeast of the Salvo Project Area between the Rio Grande Embayment and East Texas Basin, is a broad area of lesser subsidence and a subsurface extension of the Llano Uplift. The arch is crossed by basement-related normal faults that parallel the buried Ouachita Orogenic Belt of Paleozoic age. The Rio Grande Embayment is a small, deformed basin that lies between the El Burro Uplift in northeast Mexico and the basin marginal Balcones Fault Zone to the south. Some data indicate that the embayment was possibly compressed during the Laramide Orogeny in the Late Cretaceous–Paleogene.

The uranium-bearing units in the STUP include most sands and sandstones in Tertiary formations ranging in age from Eocene (oldest) to Lower Pliocene (youngest).

All mineralization at the Salvo Project Area occurs in the Goliad Formation. The Goliad Formation was originally classified as Pliocene in age by most sources, but the formation has been reclassified as early Pliocene to middle Miocene after recent research revealed the presence of indigenous Pliocene-aged mega-fossils occurring in upper Goliad sands, whereas the lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera, indicating a Miocene age. The Geology of Texas map published by BEG in 1992 classifies the Goliad as Miocene in age.

The BEG geologic map of Texas describes the Goliad Formation as clays, sandstones, marls, caliches, limestones and conglomerates with a thickness of 100 ft to 500 ft. Above the Goliad Formation lies the Deweyville Formation, Beaumont Clay, Lissie Formation, Montgomery Formation and the Willis Sand, which are composed of sand, gravel, silt and clay.

Uranium mineralization occurs along oxidation/reduction interfaces in fluvial channel sands of the Goliad Formation. These deposits consist of multiple mineralized sand horizons, which are separated vertically by confining beds of silt, mudstone and clay.

The Salvo Project Area is situated in the major northeast-southwest trending Goliad Formation of fluvial origin. The Geologic Map of Texas indicates that a thin layer of Pleistocene-aged Lissie Formation uncomfortably overlies the Miocene Goliad Formation. The Lissie Formation consists of unconsolidated deposits of sand, silt and clay, with minor amounts of gravel.

The uranium-bearing Goliad Formation underlies the Lissie Formation and is present at depths ranging from near-surface to approximately 600 ft in depth on the eastern side of the Salvo Project Area. Uranium Resources Inc. (“URI”) determined that uranium mineralization occurs within six individual sand units in the lower Goliad La Para member at depths generally ranging from 400 to 600 ft.

The entire La Para member can be considered to be a single thick uranium roll-front migration system, which is separated into six definable units designated as the L, M, N, O, P and Q, with the Q member located at the base. Each unit is separated from the other by continuous beds of clay or silts, which serve as confining units between the sand beds.

The Salvo Project Area uranium deposit is similar in many geologic characteristics to other known Goliad sand/sandstone deposits in south Texas. The mineralization occurs within fluvial sands and silts as roll-front deposits that are typically a “C” or cutoff “C” shape. The roll-fronts are generally associated with an extended oxidation–reduction boundary or front.

At the Salvo Project Area there are at least five stacked mineralized sand horizons that are separated vertically by zones of finer sand, silt and clay. Deposition and concentration of uranium in the Goliad Formation likely resulted due to a combination of leaching of uranium from volcanic tuff or ash deposits within the Goliad or erosion of uranium-bearing materials from older Oakville and Catahoula deposits. The natural leaching process occurred near the outcrop area where recharge of oxidizing groundwater increased the solubility of uranium minerals in the interstices and coating sand grains in the sediments. Subsequent downgradient migration of the soluble uranium within the oxygenated groundwater continued until the geochemical conditions became reducing and uranium minerals were deposited in roll-front or tabular bodies due to varying stratigraphic or structural conditions.

There are at least two northeast-southwest trending faults located near the Salvo Project Area that are likely related to the formation of the Salvo Project mineralization. These exist at a depth of approximately 3,000 ft bgs based on petroleum industry maps and are not believed to extend into the Goliad Formation. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetic fault downthrown to the northwest, forming a graben structure. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit for reducing waters-gases to migrate from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands. The Geologic Atlas of Texas, Beeville-Bay City Sheet does not show any faulting at the surface in the Salvo Project Area.

Data Verification

The resource estimate is based on 105 drill holes completed in 2010 and 2011. These drill holes were logged with gamma-ray, SP and resistance. Drill holes with significant gamma-ray response were also logged with PFN. QA/QC documentation indicates these data were collected in accordance with current industry standard methods.

To verify disequilibrium conditions, PFN and gamma-ray logs were correlated with historical chemical assays from the 1970s and 1980s. This work is believed to have been performed in accordance with industry standards for 1984. The current drilling files were in excellent condition with original geophysical logs of resistance, self-potential and gamma ray along with the geological description of cuttings, grade calculation sheets and various site maps and geologic cross sections.

A field inspection of the Salvo Project Area was conducted on November 2, 2021 by the TRS QP.

The radiometric data from the gamma ray logging of each hole has provided the primary tool to determine the approximate grade of uranium in the subsurface. Additionally, PFN logs for selected boreholes provided evidence of a positive DEF. The TRS QP’s primary verification that uranium mineralization is present at the site is from the large number of exploration/confirmation boreholes and the geophysical logs that document the presence of eU3O8 with the gamma logs and lithology with the resistance logs. Based on the QP’s review and evaluation of the historic and the current UEC files, and procedures, the records and files from the drilling programs have been well documented and the information is suitable for upgrading the estimated historical mineral resource determination to a current Inferred Mineral Resource.

DEF values developed from the PGT logging done by URI complemented by current PFN logs for several UEC drill holes appear to be suitable for use in resource determinations. As additional exploration drilling continues there should be a continuing verification program by PFN logging of a suitable percentage of drill holes. Some amount of core analyses and suitable quality control methods should be included as drilling proceeds at the Salvo Project Area. Based on the review of historic data files and current UEC drilling data, the standard geophysical logs, the historic PGT logs and the current UEC PFN uranium assay tool logs are proper and in order. The TRS QP is of the opinion that there are no significant limitations to verification of the available drilling and geologic data for the Salvo Project Area.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones; and
●	resources are located below the water table.

Mineral resource estimation methods used for the Salvo Project Area include the GT outline method.

The GT contour and outline methods are some of the most widely used and dependable methods to estimate resources in uranium roll-front deposits. The basis of these methods is the GT values, which are determined for each drill hole using radiometric log results and a suitable GT cutoff, below which the GT value is considered to be zero. The GT values are then plotted on a drill hole map and GT contours or a GT outline are drawn accordingly using roll-front data derived from cuttings and logs data trends. The resources are calculated from the area within the GT contour/outline boundaries considering the DEF and the ore zone density. The GT outline method was used to estimate the mineral resources at the Salvo Project Area.

The resource estimate methods, general parameters and mineralized cutoffs used at the Salvo Project Area are summarized in the table below.

Table 3: Salvo Project Area Resources Estimate Methodology

				Cutoff Parameters
Project Area	Mineral Resource Estimation Method	DEF	Bulk Density (ft3/Ton)	Min. Grade (% U3O8)	Min. Thickness (ft)	Min. GT
Salvo	GT Outline Method	1.100 - 2.000 (1)	16.18	0.02	None (2)	0.30
Notes

1.        A range of disequilibrium data is presented because each production area/trend was divided into multiple zones that were each assigned a separate DEF.

2.        Minimum thickness was not reported for several of the project areas. However, minimum thickness is inherent in minimum GT.

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources at the Salvo Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb. The cutoffs were determined separately for each Salvo Project Area with the unique aspects of the Salvo Project Area taken into consideration.

Uranium does not trade on the open market and many of the private sales contracts are not publicly disclosed. UEC used $40/lb as the forecast uranium price for the Salvo Project Area. This is based on: (i) the long-term contract price at the end of February 2022, which was $43.88/lb from Cameco Resources’ combination of UxC and Trade Tech reports (Cameco, 2022); (ii) the spot price at the end of February 2022 ($48.75/lb); (iii) UxC’s price forecast; and (iv) UEC’s understanding of market expectations. The table below contains the UxC uranium price forecast for Q4 of 2021.

Table 4: UxC Q4 2021 Uranium Price Forecast ($/lb U3O8)

UxC Market Outlook Q4 2021	2021	2022	2023	2024	2025
UxC High Price Midpoint	$36.00	$46.37	$48.11	$52.13	$56.47
UxC Low Price Midpoint	$36.00	$40.02	$41.33	$42.59	$43.02
UxC Mid Price Midpoint	$36.00	$43.18	$44.14	$46.71	$48.39

In the opinion of the TRS QP, $40/lb is a conservative forecast price for the following reasons:

●	first, at the issuance date, both the long-term price and spot price are greater than $40/lb;
●

second, new physical uranium investment vehicles were created in 2021, such as the Sprott Physical Uranium Trust and the upcoming physical uranium fund backed by Kazatomprom, the National Bank of Kazakhstan and Genchi Global Ltd., which effectively remove uranium supply from the market;

●	third, the increasing demand for carbon-free energy and global plans to construct new nuclear reactors will increase demand for uranium; and
●

finally, there has already been a steady increase in the uranium price for the last three years with a sharp rise to greater than $40/lb in the second half of 2021, due in part to increased demand from the Sprott Physical Uranium Trust. Due to recent volatility in the uranium market, the QP believes that a conservative forecast price is justified.

For the above reasons, the TRS QP also believes that a $40/lb price is considered reasonable by the QP for use in cutoff determination and to assess reasonable prospects for eventual economic extraction.

The table below details the resource classification criteria used in the resource estimates in the Salvo Project Area.

Table 5: Resource Classification Criteria by Salvo Project Area

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Salvo	-	-	≤ 500 (1)
Notes	1. All minerals at the Salvo Project Area are classified as Inferred.

There are several reasons that mineralization was interpreted as measured resources within the Salvo Project Area:

●

first, the drill hole spacing used to classify the measured resource is generally less than or equal to the 100 ft well spacing in a typical production pattern, which enables a detailed wellfield design to be completed;

●

second, the sub-surface geology within each Salvo Project Area is very well characterized, with aquifers that correlate, consistent host sandstone intervals, and reliable aquitards across the Salvo Project Area; and

●

third, mineralization in the Goliad Formation occurs along the redox interface and the oxidized sands have different coloration than the reduced sands. These color variations are visible in drill cuttings and are used to map the redox interface and mineral trends.

This combination of drill hole spacing, well-known subsurface geology, well-understood deposit models, successful production and the variety of data collected led the TRS QP to conclude that the mineralization in areas with drill hole spacing tabulated above fit the definition for measured resources.

The estimates of inferred mineral resources are reported in the table below.

Table 6: Project Area Inferred Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Salvo
Inferred	0.30	0.091	1,125	2,839,000

Factors that may affect the mineral resource estimate include:

●	assumptions as to forecasted uranium price;
●	changes to the assumptions used to generate the GT cutoff;
●	changes to future commodity demand;
●	variance in the grade and continuity of mineralization from what was interpreted by drilling and estimation techniques;
●	host formation density assignments; and
●	changes that affect the continued ability to access the site, retain mineral and surface rights titles, maintain environmental and other regulatory permits and maintain the social license to operate.

Mineral resource estimation is based on data interpretation and uses a limited number of discrete samples to characterize a larger area. These methods have inherent uncertainty and risk. Three elements of risk are identified for the Salvo Project Area:

●

Grade interpretation methods: interpreted to be low to moderate risk. Automated grade estimates depend on many factors and interpretation methods assume continuity between samples. A risk exists that a grade estimate at any 3D location in a deposit will differ from the actual grade at that location when it is mined;

●

Geological definition: interpreted to be a moderate risk. The geological roll-front interpretation by the UEC geologists was checked using several techniques. The host units are relatively flat-lying, but there is a possibility of miscorrelation of a horizon when multiple closely spaced intercepts are present; and

●

Continuity: interpreted to be low risk. The TRS QP and coworkers supervised by the QP reviewed multiple maps, drilling records and prior work at the Salvo Project Area that demonstrate and confirm the continuity of the roll-fronts within the Salvo Project Area.

Mineral resources do not have demonstrated economic viability, but they have technical and economic constraints applied to them to establish reasonable prospects for economic extraction. The geological evidence supporting indicated mineral resources is derived from adequately detailed and reliable exploration, sampling, and testing and is sufficient to reasonably assume geological and grade continuity. The measured and indicated mineral resources are estimated with sufficient confidence to allow the application of technical, economic, marketing, legal, environmental, social and government factors to support mine planning and economic evaluation of the economic viability of the Salvo Project Area.

The inferred mineral resources are estimated on the basis of limited geological evidence and sampling; however, the information is sufficient to imply, but not verify, geological grade and continuity. The QP expects that the majority of the inferred mineral resources could be upgraded to indicated mineral resources with additional drilling.

Present Condition of Property and Work Completed to Date

The Salvo Project Area is not permitted and is currently used for agricultural purposes.

The Company’s Planned Work

Currently, the Company has no planned work for the Salvo Project Area.

Yuty ISR Project

An independent TRS for the Yuty Project (the “Yuty Project Area”) has been prepared for UEC, under the supervision of BRS Inc. Engineering (“BRS”) (the “QP” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Yuty Project Area. The objective of this TRS is to disclose the mineral resources on the Yuty Project Area. There are no mineral reserves associated with this Yuty Project Area.

Property Description

The Yuty Project Area is located in Paraguay, South America. UEC operates the Yuty Project Area through its wholly-owned subsidiary, Transandes Paraguay S.A. (“TPSA”), which holds a 100% interest in the Yuty Mining Exploration and Exploitation Concession (the “Yuty Concession”) Contract (the “Contract”). The planned mining method for the Yuty Project Area is by ISR mining.

The Yuty Project Area comprises 117,232 ha in southeastern Paraguay. Title to the Yuty Concession is now held through the Contract with the Republic of Paraguay (the “Republic”), which grants mining rights for a minimum period of 20 years. The Contract was signed into Law 3575/08 (the “Law”) as an Act of the Paraguayan Congress in August 2008. The Law calls for payment of a 2.5% royalty to the Republic on all production, based on the production at the point of sale.

The Yuty Project Area is located within the Paraná Basin and is underlain by predominantly sedimentary rocks of undivided upper Permo-Carboniferous age. Uranium mineralization is sandstone hosted roll-front type.

The Yuty Project Area was explored extensively by Anschutz Corporation (“Anschutz”) of Denver, Colorado in the late 1970s and early 1980s. Cue Resources Ltd. (“CUE”) controlled the Yuty Project Area prior to acquisition by UEC and conducted exploration and verification drilling projects circa 2007 through 2011. UEC possesses the original drill data, from which a drill hole database has been developed and verified. Samples from Anschutz were not preserved, however, core samples from areas in the possession of UEC and have been reviewed by the TRS QP. Within the Yuty Project Area, drill data from 543 drill holes, including hole location and radiometric equivalent data in 0.1 m downhole increments, were available for the preparation of the TRS.

LEGEND
INTERNATIONAL BOUNDARY
PARAGUAY BOUNDARY
DEPARTMENT BOUNDARY
MAJOR ROADWAY
MINERAL CONCESSION
NATIONAL CAPITAL
DEPARTMENT CAPITAL
BOUNDARY CITY
BOLIVIA
BRAZIL
ARGENTINA
PARAGUAY
MAYOR PABLO LAGERENZA
ALTO PARAGUAY
GENERAL EUGENIO A. GARAY
FUERTE OLIMPO
BOQUERON
DR. PEDRO P. PENA
AMAMBAY
PEDRO JUAN CABALLERO
CONCEPCION
PRESIDENTE HAYES
POZO COLORADO
SAN PEDRO
CANINDEYU
SALTO DEL GUAIRA
CORDILLERA
ASUNCION
CENTRAL
CAACUPE
CAAGUAZU
CORONEL OVIEDO
CIUDAD DEL ESTE
ALTO PARANA
PARAGUARI
GUAIRA
CAAZAPA
SAN JUAN BAUTISTA
PILAR
NEEMBUCU
MISIONES
ITAPUA
ENCARNACION
YUTY PROJECT AREA
SOUTH AMERICA
GUYANA
SURINAME
FRENCH GUIANA
VENEZUELA
COLOMBIA
ECUADOR
PERU
BRAZIL
BOLIVIA
CHILE
ARGENTINA
PARAGUAY
URUGUAY
Kilometers
UEC
YUTY
PARAGUAY
LOCATION MAP
REVISION DATE: 6/8/22
SCALE: 1:400,000
DRAWN BY: CDS
DATE: 10/10/12
BRS

Figure 1: Map of UEC Project Area

Ownership

In March 2012, UEC acquired CUE. CUE, through its wholly-owned subsidiary, TPSA holds a 100% interest in the Yuty Concession.

Title to the concessions is now held through the Contract with the Republic of Paraguay, which grants mining rights for a minimum period of 20 years. This Contract was signed into the Law as an Act of Congress in August 2008. The Law calls for payment of a 2.5% royalty to the Republic on all production, based on the FOB value of the production.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Access to the Yuty Project Area is by roads or fixed wing aircraft. The Yuty Project Area is adjacent to Yuty, a town of approximately 3,000 people. Supplies and heavy equipment are brought to the community by trucks.

The climate in southeastern Paraguay is sub-tropical to temperate, with little difference in seasonal temperature. The mean temperature during the winter months (June to September, the dry season) is 20°C and ranges from 15°C to 30°C. The mean temperature during the summer months (December to March, the rainy season) is 30°C and ranges from 25°C to 35°C. The average annual precipitation ranges from 75 cm to 150 cm. Exploration in the Yuty Project Area may be carried out throughout the year, although there may be heavy rains during the summer months, which affects transportation and exploration activities.

Local infrastructure is available at Yuty and nearby towns. Infrastructure at the site includes electrical power, a cell phone network and road building equipment. Water, both industrial and potable, is drawn from wells. Drilling equipment for the current exploration program is brought from Peru, since there are no core drills available at present in Paraguay. Rotary drilling rigs are available in Asunción.

Vegetation consists predominantly of tall grass and fruit trees, typical of the pampas in Argentina and Paraguay. Overburden cover ranges from 5 m to 15 m.

The land in the southeastern part of Paraguay, and in particular the Yuty Project Area, is used mainly for agriculture by local villagers. Wildlife in the area includes various species of frogs, turtles, snakes, birds (including white swan, parrots, hawk, field dove, Tucán and owl) foxes, ocelot (wild cat), tapir, wild boar, deer and various species of insects.

History

Exploration for uranium in Southeastern Paraguay was started in 1976 by Anschutz, after signing of the Concession Agreement between the Government of Paraguay and Anschutz in December 1975. This agreement allowed Anschutz to explore for “all minerals, excluding oil, gas and construction materials”. Previously intermittent exploration had been carried out by international oil companies, with insignificant results. The region, however, is known for its limited mining activities and production of high grade iron ore, mineral pigments, clays, limestone, sandstone, sand and gravel by indigenous people.

In early 1976, a number of reports by Anschutz consultants A.F. Renfro, D.G. Bryant and G.E. Thomas, covered the geology of eastern Paraguay based on reconnaissance field trips made through the southern Precambrian area, the sedimentary section from north to south, and the alkalic intrusions in the north-central part of a large concession. From field examinations of various rock types and airborne radiometric data, Renfro concluded that the Anschutz concession contained areas with good potential for uranium mineralization. The regional correlation of stratigraphic horizons favorable for uranium mineralization is shown in various figures of that report.

The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration exploitation concession covering approximately 162,700 km2, virtually the whole eastern half of Paraguay. This included geological mapping, water sampling, soil sampling and a broad reconnaissance Track Etch program, with stations spaced 10 km apart. The station spacing for the Track Etch survey was subsequently reduced to 5 km in the southern part of the concession. The reconnaissance program outlined large anomalous zones and Anschutz concluded that the concession in Paraguay constituted a new uranium province in an area underlain by granitic rocks and sandstones.

The initial reconnaissance program by Anschutz was followed by a program of airborne radiometric and magnetic surveys, a detailed Track Etch survey with station spacing of 100 m to 200 m and geochemical stream sediment and soil sampling. Flight line spacing for the airborne radiometric survey was 5 km with a clearance of 100 m above the surface. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company.

In 2006, TPSA resumed exploratory activities in San Antonio, a district of the town of Yuty in the Department of Caazapa, Paraguay, by virtue of a prospecting permit granted by the MOPC that enabled the start of the mining exploration phase in May 2007 in four blocks (Blocks I, II, III and IV), encompassing a total of 787,401 acres. In June 2008, with four mining blocks in the exploration phase, the Contract was approved by the Law, and signed between the Government of the Republic and TPSA for the exploration and exploitation of metallic and non-metallic minerals, precious and semiprecious gems.

In March 2012, UEC acquired CUE. At the time of the acquisition, the Yuty Project Area consisted of four blocks with a total area now reduced to 492,234 acres (199,200 hectares). Data from 323 drill holes totaling 33,491 m of core and rotary drilling was available and a NI 43-101 technical report was completed.

Permitting and Licensing

In summary, all financial and other obligations related to the mineral concession for the Yuty Project Area have been met. All environmental licenses and permits are in good standing. Except for the San Antonio area, the Yuty Project Area is at an early-to intermediate stage of exploration. The San Antonio area is at an advanced stage, since it has received considerable drilling in the past by Anschutz and recently by CUE.

Geologic Setting, Mineralization, and Deposit

The Yuty Project Area is situated within the Paraná Basin in Southeastern Paraguay. The property is located on the western end of the Paraná Basin, which also hosts the Figueira uranium deposit in Brazil. The area is underlain by Upper Permian to Carboniferous continental sedimentary rocks, and is known for uranium occurrences, such as the San Pedro, Santa Barbara, Yarati-í and San Antonio occurrences. Significant radiometric anomalies also occur in Precambrian igneous and metamorphic rocks, Cambrian limestone, Silurian sandstone and Cretaceous to Tertiary carbonatites and alkaline intrusive rocks.

The exploration methodology applied during past programs has been to determine the favorable host rocks of the Upper Permian-Carboniferous (“UPC”) sequence and determine favorable areas of the host sandstone.

The stratigraphic sequence of the lithologies in the Yuty Project Area has been divided into the Southern UPC rocks and Lower Permian-Carboniferous (“LPC”) rocks. The Southern UPC contains the sequence of rocks as follows:

●	Cabacua Formation: 200 m thick;
●	Tapyata Formation: 125 m thick;
●	Tacuary Formation: 280 m thick; and
●	San Miguel Formation: 20 m to 90 m thick.

Local sandstone units in descending stratigraphic order are:

●	Upper Sand Unit: Estimated to be approximately 50 m thick;
●	Alternating Sandstone and Shale Unit: Estimated to be approximately 150 m thick;
●	Massive Sand Unit: Estimated to be 60 m to 100 m thick;
●	Fine-grained Sand Unit: Estimated to be up to 15 m thick; and
●	Wavy Unit: Estimated to be up to 20 m thick.

The Massive Sand Unit, Fine-Grained Unit and the Wavy Unit are collectively referred to as the San Miguel Formation and are host to the uranium mineralization at the Yuty Project Area. At the Yuty Project Area, soils are typically 5 – 15 m thick. There is a diabase sill between the upper sand unit and the Massive Sand Unit. Within the Massive Sand Unit there is a distinctive marker shale that is typically above the mineralization.

The rocks of the UPC are sub-horizontal (dipping 1° to 5° to the east), and cover the western flank of the Paraná Basin. Data from reconnaissance drilling indicates that “the basin margin is cut by a series of west and northwest trending faults, with displacements ranging from a few metres to several hundred metres”.

Continental sedimentary units of the Independencia Formation (of the UPC) are known to have high potential for uranium exploration in eastern Paraguay. Earlier work also suggests that the basal sandstone, a 20 m to 90 m thick unit known as the San Miguel Formation (within the Independencia Formation), is the best host for uranium mineralization in the Yuty Project Area. Earlier work further suggests that the San Miguel Formation can be correlated with the Rio Benito Formation in the uranium-bearing Permian rocks near Figueira, in the Paraná Basin in Brazil. The source of the uranium is thought to be the Lower Permian-Carboniferous Coronel Oviedo Formation, which is correlated with the Itataré Formation underlying the Rio Benito Formation in Brazil. Occasional diabase sills and dikes intrude the sedimentary rocks, such as at the San Antonio area near the village of Yuty. Outcrops are rare, mostly along road cuts, and mapping is done by drilling.

The Lower Permian Coronel Oviedo Formation underlies the UPC rocks. This glacial marine sequence of black shales, glacial sands and diamictites is generally characterized by high radioactive background.

Uranium mineralization within the San Miguel Formation is stratabound and possibly syngenetic or diagenetic in origin. Recent interpretation of exploration data suggests that areas of limonite and hematite alteration within the grey-green, fine-grained sandstones in the San Antonio area have some characteristics similar to the alteration assemblages present at roll-front-type uranium deposits of the Powder River Basin, Wyoming.

Uranium mineralization within the UPC rocks is present in other parts of the Paraná Basin, such as at Figueira, Brazil, as noted above. In a 1982 publication, S. Saad proposed a model of mineralization for Figueira-type mineralization. This model suggests that the uranium mineralization is predominantly of epigenetic type, and consists of five phases covering the source, sedimentation, precipitation, remobilization and enrichment of uranium along the more permeable coarser fluvio-deltaic channel sediments.

Past exploration has identified pitchblende or coffinite (or both) as the uranium minerals that are likely to occur in the Yuty Project Area. Honea (1981) examined three sandstone samples in a polished section under the scanning electron microscope. He reported that “pyrite is confirmed as the sulphide mineral phase present both alone and with clays as partial to complete filling of interstices between clasts… and occurs as relatively well formed cubic crystals, as anhedral aggregates… grain size varies from less than one micron to almost one millimetre”. Honea further reported that the “uranium-bearing phase(s) could not be isolated even at high magnification but is shown by composition spectra to be present with clay and pyrite in the interstitial fillings. Available data indicate a reduced black opaque mineral (very probably either pitchblende or coffinite – or both) scattered as sub-microscopic particles”.

Uranium mineralization hosted by the basal San Miguel Formation of the UPC is interpreted to represent a variety of the roll-front-type mineralization by the early workers of Anschutz. Sandstone-type deposits are characteristically sedimentary formations of clastic-detrital origin, containing reducing environments. These deposits are usually tabular in shape and may occur in continental sandstones, deltaic or shallow marine environments. Typically, roll-front-type uranium deposits have, in the direction of the flow of mineralizing solutions, a barren (oxidized) interior zone surrounded by a (reduced) mineralized zone. Between the barren zone and the mineralized zone is an altered zone. The overall shape of the roll-front is like a crescent with extended tails at each end, which also outlines the barren interior zone, and uranium is deposited at the interface between the oxidized zone and the reduced zone. Ground water flow direction is usually a good guide in detecting roll-front-type deposits in sandstones.

The style of mineralization within the sandstones at the Yuty Project Area includes some characteristics of the roll-front-type mineralization, as in the Powder River Basin, Wyoming. It is likely that the style of mineralization is a variety of the roll-front-type uranium mineralization.

Data Verification

Industry-standard methods were utilized at the time of data collection. Geophysical logs for historic drill holes were analyzed and evaluated for completeness and sufficiently quality checked in the process of developing the drill hole database for the resource modeling. Original geophysical logs for pre-2000 drilling were publicly available and were scanned and digitized. Downhole gamma measurements were converted to gamma equivalent values in %eU3O8 using standard methods. Post-2000 geophysical logs and drill data was provided in digital format and converted to gamma equivalent values using the same method as applied to the pre-2000 data.

Spatial locations and elevation of drill holes were available from multiple surveys. This data was reconciled where possible. Some discrepancies existed in elevations and, for these drill holes, the collar elevations were corrected to modern digital elevation models.

For the drilling program initiated in 2007, prior to calculating the %eU3O8 content of the mineralized intersections encountered in the recent drilling, CUE calibrated the down-hole probe by frequent testing of an Anschutz hole with known mineralization. Only after repeat results gave reliable values was the probe used to calculate %eU3O8 values for the new holes. Subsequently, during the 2011 drilling program, the on-site calibration procedures were followed, and at the end of the program, the geophysical logging equipment was shipped to the U.S. for calibration at the standard calibration facility administered by the DOE in Grand Junction, Colorado. The calibration was supervised by the manufacturer of the equipment, Mt. Sorpis, of Delta, Colorado. Only slight variations were observed in the calibration factors.

For the 2007 drilling program by CUE, check assays and QA/QC procedures were followed both at the Yuty Project Area site as well as at Energy Labs and SGS Laboratory (“SGS”). These included the insertion of standards and blanks by SGS staff, as well as by SGS staff. In addition, Energy Labs conducts its own internal check program. Details of this work have been previously reported by Scott Wilson (2008). These results are consistent with a properly functioning laboratory and are deemed acceptable.

In 2007, CUE completed 13 drill holes close to the Anschutz holes in an area 100 m by 100 m in the Yuty Project Area. The purpose of this initial program was to compare the new drill hole results with the Anschutz data and to determine if they are part of the same statistical population. Results indicate both datasets are similar.

In 2010, the drilling program was not specifically designed to verify historical drilling. However, the drill results were compared to the GT contour mineral resource model developed in 2009, and were found to be comparable with respect to grade and thickness of mineralization.

Mineral Resource Estimates

The mineral resource calculations presented herein have been completed in accordance with SK-1300 guidance and definitions. Based on the drilling density, the apparent continuity of the mineralization along trends, geologic correlation and modeling of the deposit, the mineralization herein meets CIM criteria as an Indicated Mineral Resource. The Indicated Mineral Resource estimate at a 0.02 %eU3O8 grade cutoff and variable GT cutoffs of 0.1 and 0.2 %ft GT (0.030 and 0.061 %m GT) is provided in the table below, to illustrate the sensitivity of GT cutoff on the estimate. Although each GT cutoff scenario has reasonable prospects of economic extraction, the 0.1 %ft GT (0.061 %m GT) cutoff for the Indicated Mineral Resource is recommended by the TRS QP, based on reasonable prospects for economic extraction.

In addition to the above Indicated Mineral Resource, Inferred Mineral Resources may be projected, primarily as extensions of the Indicated Mineral Resource, along the geologic trends of the mineralization. By CIM definition, Inferred Mineral Resources are the part of a Mineral Resource for which quantity and grade or quality can be calculated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. Based on the drill density, the apparent continuity of the mineralization along trends, geologic correlation and modeling of the deposit, the following Mineral Resource calculation meets CIM criteria as an Inferred Mineral Resource. The quantity of Inferred Mineral Resource is projected at a 0.02 %eU3O8 grade cutoff and estimated at 0.1 and 0.2 ft% GT cutoffs using the sensitivity analyses of the indicated portions of the resource. A summary of total Inferred Mineral Resource is provided in the table below. The TRS QP expects that the majority of the Inferred Mineral Resources could be upgraded to Indicated Mineral Resources with additional drilling. However, it is not certain that additional exploration will result in discovery of an economic mineral resource on the Yuty Project Area property and/or demonstrate the continuity of mineralization within the areas of inferred mineral resources necessary for these areas to be classified as indicated mineral resources.

Mineral resources were calculated by stratigraphic horizon referred in this IA as units, based on geologic interpretation and correlation. These resources are reported at various cutoff grades for Indicated Mineral Resources, to illustrate the effect of varying cutoffs on the mineral resource. The preferred cutoff of 0.1 %ft GT is shaded in each table. The Indicated and Inferred Mineral Resource quantities for the Yuty Project Area are presented in the tables below.

Table 1:         Yuty Project Area Measured and Indicated Resources Summary

Unit	Tons (millions)	Weighted Average Thickness (ft)	Weighted Average Grade (%U3O8)	Pounds U3O8 (millions)
Massive Sand Unit
0.1 ft% GT	7.233	10.2	0.048	6.969
Fine-Grained and Wavy Sand Units
0.1 ft% GT	1.842	3.5	0.054	1.994
Total Indicated Mineral Resource
0.1 ft% GT	9.074	7.3	0.049	8.962
Notes

1.         SEC S-K 1300 definitions were followed for all Mineral Resource categories.

2.         Mineral Resources are estimated using a long-term uranium price of $65 per lb.

3.         Numbers may not add up to the finalized amount due to rounding.

Table 2:         Yuty Project Area Inferred Resources Summary

Unit	Tons (millions)	Weighted Average Thickness (ft)	Weighted Average Grade (%U3O8)	Pounds U3O8 (millions)
Massive Sand Unit
0.1 ft% GT	1.690	14.5	0.045	1.528
Fine-Grained and Wavy Sand Units
0.1 ft% GT	1.043	6.8	0.032	0.675
Total Inferred Mineral Resource
0.1 ft% GT	2.733	10.1	0.040	2.203
Notes

1.         SEC S-K 1300 definitions were followed for all Mineral Resource categories.

2.         Mineral Resources are estimated using a long-term uranium price of $65 per lb.

3.         Numbers may not add up to the finalized amount due to rounding.

Present Condition of Property and Work Completed to Date

Within the Yuty Project Area, the San Antonio area is at the pre-development stage. Other parts of the Yuty Project Area are at an intermediate stage of exploration, with extensive regional exploration work, followed by reconnaissance scale drilling.

The Company’s Planned Work

The Company plans to complete a preliminary drilling and testing plan for the Yuty Project Area.

Anderson Uranium Project

A TRS was prepared for UEC on the Anderson Project (the “Anderson Project Area”), located in Arizona.

This TRS was prepared for UEC by BRS under the supervision of Douglas Beahm, PE, PG (collectively, the “QP” herein), and co-authored by Clyde Yancey, PG, Vice President of Exploration, UEC.

Property Description

The Anderson Project Area is located in Yavapai County, west-central Arizona, approximately 75 miles northwest of Phoenix and 43 miles northwest of Wickenburg (latitude 34°18'29" N and longitude 113°16'32" W, datum WGS84). The general area is situated along the northeast margin of the Date Creek Basin. The Anderson Project Area is located on the south side of the Santa Maria River, approximately 13 miles west of State Highway 93. The Anderson Project Area occupies part or all of Sections 1 and 3, 9 through 16, 21 through 27, and 34 of Township 11 North, Range 10 West and portions of Sections 18, 19, and 30 of Township 11 North, Range 9 West of the Gila and Salt River Base Meridian.

The Anderson Project Area covers 8,268 acres (12.9 square miles) and is comprised of 386 contiguous, unpatented lode mining and placer claims and one Arizona State land section. It is located in western Yavapai County, approximately 75 miles northwest of Phoenix. The northern section of the Anderson Project Area holds the open-pit resource, and the adjacent southern section holds the underground resource.

The Anderson Project Area is located along the northeast margin of the Date Creek Basin of the Basin and Range Province of the western United States. Uranium mineralization at the Anderson Project Area is strata bound and occurs exclusively in the sequence of Miocene-age lacustrine lakebed sediments. The lacustrine sediments unconformably overlie the andesitic volcanic unit over most of the Anderson Project Area.

Arizona
Map Area
Prescott
Wickenburg
Phoenix
Prescott National Forest
N
93
Anderson Project
60
Wickenburg
10
85
0 6 12 18 24
Miles

Figure 1: Map of UEC Project Area

Ownership

In May of 2011, UEC entered into a merger agreement with Concentric (the “Merger”). According to the terms of the agreement, UEC Concentric Merge Corp., a wholly-owned subsidiary of UEC, was the surviving corporation of the Merger and was vested with all of Concentric’s assets and property, including the Anderson Project Area.

UEC staked an additional 89 lode mining claims in June and July of 2011 and acquired mineral leases on Arizona State Sections 16 (exploration permit 08-115674) and 36 (exploration permit 08-115675) of Township 11 North, Range 10 West, Gila and Salt River Base Meridian. Subsequently, in 2018, UEC dropped 73 claims and State Section 36 in order to streamline their land position. The entire claim block and the State mineral lease comprise an area of approximately 8,268 acres (12.9 square miles).

Unpatented mining claims, either lode or placer, are located under the authority of the Mining Law of 1872 (the Mining Law) on Federal lands administered by the BLM. Under the Mining Law, the locator has the right to explore, develop and mine minerals on unpatented mining claims without paying production royalties to the Federal Government. Claim maintenance fees of $165 per claim are due on September 1 of each year.

Arizona State mineral leases are held with an exploration permit. There is a $500 annual fee for the exploration permit, plus $1 per acre rental for the first five years. For the first two years there is also a minimal exploration expenditure requirement of $10 per acre per year. For years three through five there is a $20 per acre minimum.

Surface rights on all of the Anderson Project Area mining claims are on public lands administered by the BLM. Arizona State sections are administered by the Arizona State Land Department. UEC has surface rights on these lands as outlined in their exploration permits. Under BLM regulations, surface use for the development and exploitation of mineral resources is permitted, subject to environmental permitting requirements, including the use of the surface for development of access and infrastructure, mine waste and mineral tailings disposal.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Anderson Project Area is accessed by paved, all-weather gravel and dirt roads. The Anderson Project Area is reached by taking the Alamo Lake turnoff, located approximately 21 miles northwest of Wickenburg on Arizona State Highway 93 (Joshua Tree Parkway), then driving 0.25 miles north of mile marker 179, and then following the Alamo Road for 5.8 miles to the Pipeline Ranch Road turnoff. The road passes through the Pipeline Ranch, located in the bottom of Date Creek Wash and continues for approximately 6.3 miles to FR 7581. The Anderson Project Area property boundary is located 1.4 miles north on FR 7581. There are alternate dirt roads, including a 15-mile primitive road from Highway 93 over Aso Pass (2,900 ft elevation).

The climate is arid, with hot summers and mild winters. Annual rainfall averages 10 to 12 inches with rain showers from January through March and thunderstorms during the summer months. Snowfall is rare. On average, temperatures range between a low of 31°F during winter months and a high of 104°F during summer months. Temperature extremes of 10°F in winter and 120°F in summer have been recorded. The climate is favorable for year-round mining operations and requires no special operational or infrastructure provisions that relate to weather.

The Anderson Project Area is undeveloped, with the exception of various access and drill roads and various water wells previously constructed. No utilities exist on or adjacent to the Anderson Project Area. A transmission power line runs northwest-southeast along Highway 93, approximately 8 miles to the east; however, direct access to the power line may be obstructed by the Arrastra Mountain Wilderness and Tres Alamos Wilderness located between the power line and the Anderson Project Area. The construction of a power line would require routing along one of the existing road corridors, a distance of 16.2 miles to the Anderson Project Area boundary.

Various water wells exist on and near the Anderson Project Area that can support large-scale mining operations. There is plenty of usable land space to locate processing plants, heap leach pads, tailings storage areas, waste disposal areas and other infrastructure development associated with large-scale mining. The Anderson Project Area includes most of a 195-acre area designated by the BLM as “disturbed” resulting from surface mining in the 1950s. It may be possible to expedite the permitting process for future metallurgical exploration and mining activities, including waste disposal, within the disturbed area.

The nearest town is Congress (population 1,700) located 32 road miles to the east. The nearest major housing, supply center and rail terminal is in Wickenburg (population 6,363) located approximately 43 miles from the Anderson Project Area by road. Phoenix (population 1.45 million), approximately 100 miles to the southeast by road, is the nearest major industrial and commercial airline terminal. Kingman (population 24,000) is located approximately 110 miles to the northwest by road. UEC’s surface rights encompass 15.4 square miles; this is sufficient for the surface structures associated with any proposed mining operation.

Arizona currently has a number of operating open pit mines and, historically, has had a number of operating underground mines. As a result, personnel with the required skill set exist in the state.

History

In January 1955, T.R. Anderson of Sacramento, California detected anomalous radioactivity in the vicinity of the Anderson Project Area using an airborne scintillometer. After a ground check revealed uranium oxide in outcrop, numerous claims were staked. The Anderson Mine, as the operation was known at the time, was drilled and mined by Mr. Anderson. Work between 1955 and 1959 resulted in 10,758 tons that averaged 0.15% U3O8 and 33,230 pounds U3O8 were shipped to Tuba City, Arizona, for custom milling. In 1959, production stopped when the AEC ended the purchasing program.

During 1967 and 1968, Getty Oil Company (“Getty”) secured an option on claims in the northern portion of the Anderson Project Area. Some drilling and downhole gamma logging was conducted during the option period, but this failed to locate a sizeable uranium deposit. In 1968, Getty dropped their option.

In 1974, the increasing price of uranium created a renewed interest in the vicinity of the Anderson Project Area. Following a field check and an evaluation of the 1968 Getty drill data, MEC optioned the northern portion of the current Anderson Project Area.

In 1975, MinEx purchased the northern portion of the current Anderson Project Area after a 53-hole, 5,800 m (19,000 ft) drilling program on 250 m centers confirmed a much greater uranium resource potential than had been interpreted from the 1968 Getty gamma log data. Further exploration work, consisting of a 180-hole, 22,555 m (74,000 ft) drill and core program on 120 m centers, was conducted from November 1975 through February 1976 to further delineate the uranium resources. By 1980, MinEx had completed a total of 1,054 holes by rotary and core drilling.

In 1977, the Palmerita Ranch, located 11 km west of the deposit along the Santa Maria River, was acquired by MinEx to provide a water source for the operations in the event that closer sources proved inadequate. Based on favorable economics, indicated in a Preliminary Feasibility Study completed by Morrison-Knudsen Company, Inc., in December 1977, a detailed Final Feasibility Study was undertaken early in 1978 to evaluate the MinEx holdings on the northern portion of the current Project.

In 1973, Urangesellschaft expressed an interest in the former Anderson Property. Urangesellschaft located a claim block, “Date Creek Project”, on the down-dip extension of the mineralization immediately to the south of MinEx’s claims. In 1973 to 1982, subsequent drilling programs delineated mineralization from a total of 352 drill holes with 122,744 m (402,773 ft) of rotary and core drilling.

Depressed uranium prices stalled exploration activities until 1995 when an individual, Hanson, consolidated portions of the former MinEx and Urangesellschaft claims under single ownership. Hanson dropped the claims by 1998. In 2001, Concentric restaked the claims and controlled ownership until May, 2011. In 2006, Concentric drilled 24 reverse-circulation holes and one core hole on the MinEx portion of the Anderson Project Area to confirm the reproducibility and authenticity of the historical MinEx exploration database. Concentric had planned a similar confirmation drilling campaign on the former Urangesellschaft portion of the Anderson Project Area for the 2007 field season, but the drill program was never done. UEC has not conducted any drilling activity to date.

Permitting and Licensing

Exploration and mining activities for the mining claims of the Anderson Project Area are administrated by the BLM, Kingman Field Office. Exploration drilling and associated activities require an exploration permit and a reclamation bond must be posted. Exploration and mining activities on Arizona state land are administrated by the Arizona State Land Office. The Anderson Project Area was drilled as recently as 2006, and it is not expected that any of these requirements will have an effect on the ability to conduct exploration activities. UEC has exploration permits on the two state sections. In order to conduct the recommended program for BLM administered ground UEC needs to submit a plan of operations, a minimal impact exploration permit and a special use permit. There are no royalties.

Geologic Setting, Mineralization, and Deposit

The Anderson Project Area is located along the northeast margin of the Date Creek Basin of the Basin and Range Province of the western United States. The Date Creek Basin is one of hundreds of Paleogene basins throughout western Arizona, southeastern California, Nevada and western Utah. Paleogene lacustrine and fluvial sediments and Quaternary gravels have filled these basins to depths of several thousand meters.

The basin is surrounded by dissected mountain ranges containing Precambrian metamorphic rocks and granites. Surrounding mountain ranges include the Black Mountains, to the north and northeast, and the Rawhide, Buckskin and McCracken Mountains, to the west. To the south and southeast the basin is bordered by a low drainage divide imposed by the Harcuvar and the Black Mountains. Margins of the basin are filled with early Paleogene volcanic flows and volcaniclastic sediments. The basin itself is filled with Oligocene to Miocene lacustrine and deltaic sediments covered by a thick mantle of Quaternary valley fill.

The Date Creek Basin was an area of active volcanism during Paleogene time. A thick series of volcanic flows and associated sediments of volcanic ash and clastics were deposited on the pre-existing surface. During a quiescent period, the Date Creek Basin was covered by a shallow lake or swamp in which a thick sequence of fine-grained sediments was deposited. Interbedded coarse sediments, volcanic basalt flows and conglomerates overlay the lake-bed sediments. This sequence of stratified volcanic and sedimentary rocks is 3,000 to 5,000 ft thick in the central portion of the Date Creek Basin.

The regional stratigraphic sequence was summarized, from oldest to youngest by MinEx, as follows:

●	Precambrian or Jurassic granitic basement complex;
●	Lacustrine clastic and volcanic members of the Palaeocene-Eocene Artillery Peak;
●	Formation;
●	Arrastra Volcanic Complex, including dacitic intrusions, andesitic flows and volcaniclastic members of Paleogene age;
●	Chapin Wash Formation, Anderson Mine lacustrine sediments of Miocene age;
●	Conglomeratic-sandstone unit, possibly equivalent to upper Chapin Wash Formation;
●	Miocene basalt;
●	Pliocene-Pleistocene conglomerate; and
●	Quaternary alluvium.

The Date Creek Basin has been on the margin of several regional deformations. The basin was located on the northwestern margin of Mazatzal Land and the southeastern margin of the Cordilleran Geosyncline and was subsequently deformed by the Laramide Orogeny. The Date Creek Basin is presently located on the margin of the Basin and Range Province and exhibits structural deformation typical of the province. Basin and Range deformation is the dominant expression evident at the Anderson Project Area today. Structural trends of this deformation comprise a dominant northwest-southeast trend of parallel to sub-parallel hinged block faults and a less dominant west-northwest, east-southeast fault system. Many of these faults exhibit recurrent movements.

Three major faults cross the Anderson Project Area: the East Boundary Fault System; Fault 1878; and the West Boundary Fault System. Faults trend predominantly N30oW to N55oW and dip steeply (approximately 80o) to the southwest.

Another set of faults trending more westerly (N65oW) are present in the south-central portion of the Anderson Project Area. A fault set trending northeast-southwest has been speculated by Urangesellschaft and others but has not been observed in the field. Many of the north-westerly surface water drainage tributaries are developed partially along fault traces.

Minor faults and shear zones occur throughout the Anderson Project Area. These probably represent fractures with slight offset of strata during differential compaction of the underlying sediments or local adjustment to major faulting.

The largest fold in the area is a broad, gentle, northwest-trending syncline in the south-eastern quarter of Section 9, T11N, R10W. Dips reach a maximum of 13o, except where modified by shearing. Many smaller folds with amplitudes of several feet are present in the lacustrine strata.

Fault displacements range from a few inches to more than 300 feet. Fault movement is generally of normal displacement resulting in stair-stepped fault blocks. Local faults also have a tendency to hinge. Minor faulting across the mineralized area is often difficult to discern from variations in sedimentary dips. The lacustrine sediments dip south to south-westerly from 2o to 5o, to a maximum of 15o. Much of this dip is attributed to recurrent faulting during deposition.

Nine stratigraphic units were identified on the Anderson Project Area. Listed from oldest to youngest, they are as follows:

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

●	Lower Sandstone Conglomerate: arkosic sandstones and conglomerate, averaging about 60 to 100 m thick;
●	Basaltic Flows and Dikes: amygdular basalt, averaging about 20 m thick;
●	Upper Conglomerate: cobble and boulder conglomerate, partly indurate and locally calcite cemented, averaging about zero to 60 m thick; and
●	Quaternary Alluvium: unconsolidated sand and gravel, caliche formed where calcite-cemented.

Uranium mineralization at the Anderson Project Area occurs exclusively in the sequence of Mioceneage lacustrine lakebed sediments. The lacustrine sediments unconformably overlie the andesitic volcanic unit over most of the Anderson Project Area. However, to the east of the Anderson Project Area they overlie the felsic to intermediate volcanic unit.

Evidence suggests that deposition of the lacustrine sediments occurred in a restricted basin less than three miles wide by six to eight miles long on the northern edge of an old Paleogene lake. Moving southward, these sediments inter-tongue with siltstones and sandstones. The lakebed sediments represent time-transgressive facies deposited within a narrow, probably shallow, basinal feature. This type of depositional environment exhibits complex relationships between individual facies, lensing out, vertical and horizontal gradation and interfingering.

The lake sediments include green siltstones and mudstones, white calcareous siltstones and silty limestone or calcareous tuffaceous material. Much of this material is silicified to varying extents and was derived in part from volcanic ashes and tuffs common throughout the lakebeds. Also present in the lacustrine sequence are zones of carbonaceous siltstone and lignitic material. Along the boundary between the former MinEx and Urangesellschaft properties drill holes encounter the basal arkosic sandstone. To the south and southwest, lakebeds interfinger with and eventually are replaced by a thick, medium to coarse-grained, arkosic sandstone unit.

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

The uranium mineralization found at depth on the former Urangesellschaft property was reported by Hazen Research, Inc. (“Hazen Research”) to be poorly crystallized, very fine-grained, amorphous uranium with silica. This could be in the form of either coffinite (U(SiO4)1-x(OH)4x) or uraninite (UO2) in a primary or unoxidized state. Mineralogical studies performed by Hazen Research on Urangesellschaft core found that mineralization was associated, for the most part, with organic-rich fractions of the samples. Specifically, the uraniferous material occurs as stringers, irregular masses and disseminations in carbonaceous veinlets with uranium up to 54% as measured by microprobe analysis. X-ray diffraction identified the mineral as coffinite. It is possible that an amorphous, ill-defined uranium silicate with a variable U:Si ratio is precipitated and, under favorable conditions, develops into an identifiable crystalline form (coffinite).

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

Grades of mineralization range from 0.025% U3O8 to normal highs of 0.3 to 0.5% U3O8, with intercepts on occasion of 1.0% to 2.0% U3O8. Secondary enrichment of the syngenetic mineralization is observed along faults and at outcrops.

The uranium host rock sequence consists predominantly of a green to gray-green tuffaceous mudstone, which is interbedded with calcareous mudstone, carbonaceous mudstone, limestone, marl, lignite, chert and minor sand lenses. This sequence has been called the Anderson Mine Formation by Sherborne and ranges from 100 m to more than 500 m in thickness. This section has been tentatively correlated westward with the Chapin Wash Formation and most probably inter-tongues with the Chapin Wash Formation.

The Anderson Project Area mineralization is of syngenetic origin and similar in style to deposits found in Argentina and Lake Maitland, Australia. Most or all of the lakebeds on the property facies exhibit some uranium mineralization. The highest grades and most continuous mineralization are confined to the carbonaceous siltstones and lignitic materials. Occasional mineralization has also been noted in the basal sandstone of the lacustrine sediments and in the Lower Sandstone Conglomerate Unit. Carbonaceous material is known to interfinger with the basal sandstone, and carbon has been noted in the Lower Sandstone Conglomerate Unit. Remobilization of the uranium has resulted in the deposition of uranium as fracture fillings around and below the main mineralized zones.

Carbon tends to immediately fix uranium when it comes into contact with uranium in solution; therefore, much of the mineralization is restricted to the top or bottom of the carbonaceous facies. However, mineralization can occur in the middle of some carbonaceous zones; this relationship implies that mineralization occurred during the deposition of the carbonaceous material. Mineralization is also prevalent in calcareous facies.

Various origins were suggested for the uranium mineralization:

1.	devitrification of volcanic tuffs in and around the lacustrine environment that hosted the mineralized sediments;
2.	solution, mobilization and deposition from coarse-grained Precambrian biotite granites (with anomalous uranium values as high as 0.025%) that occur along the northern margins of the Date Creek Basin;
3.	a combination of 1 and 2;
4.	hot springs that may have been present along tectonically active zones; and
5.	hypogene deposition.

The most likely scenario for mineralization may be from alteration of tuffaceous sediments that were deposited in the lacustrine environment combined with solution, mobilization and deposition of uranium contained in the granitic highlands to the north. Liberation of uranium in proximity to organic material resulted in the formation of the semi-cyclic blanket deposits with the richer grades being associated with organic-rich facies. The uranium in the lacustrine host rocks has not been remobilized by geochemical cells, such as those responsible for the well-known roll-front deposits of Wyoming and south Texas. This lack of mobility is demonstrated by the absence of uranium mineralization in the barren sandstone unit, which should be an ideal host for roll-front type deposits.

Data Verification

Geophysical logs for historic drill holes were analyzed and evaluated for completeness and sufficiently quality checked in the process of developing the drill hole database for the resource modeling. Original geophysical logs for pre-2010 drilling were scanned and digitized. Downhole gamma measurements were converted to gamma equivalent values in %eU3O8 using standard methods. Post-2010 geophysical logs and drill data were provided in digital format and converted to gamma equivalent values using the same method as applied to the pre-2010 data.

To confirm that the conversion of the CPS to eU3O8 was done correctly, Agapito and Associates compared the converted eU3O8 data with the chemical assays for the 109 holes containing chemical assay data. The correlation between the assayed U3O8 and the eU3O8 values showed a wide scatter and the correlation is not very clear.

A comparison of the Q-Q plot of the same data, however, demonstrates that for quartiles greater than 0.07%, the eU3O8 value is slightly less than the corresponding U3O8 assay value, which indicates that the eU3O8 values may be slightly underestimated or conservatively estimated.

UEC validated the collar locations provided by Concentric using aerial image interpretation/remote sensing and global navigation satellite system measurements. The first phase of data validation used the database coordinate locations: each drill hole location was reviewed in relation to the high-resolution orthoimagery in an ESRI ArcMap. Drill pads and areas of disturbance are easily identified on the orthoimagery. The location was deemed to be valid based on the following criteria: if the location of the drill hole matched a drill pad, the location and the elevation from the DEM were accepted; and if the location of a drill hole did not match an area of disturbance in the image, the drill hole was flagged and rechecked in the field. Of the 1,336 drill hole locations originally provided in the database, approximately 20% (269 drill holes) were flagged for field-checking. An additional 27 areas were identified on the orthoimagery that showed disturbance but were not correlated with a drill hole location.

The second phase of data validation involved locating and measuring drill hole locations in the Anderson Project Area using a Trimble GeoXH mapping-grade GPS unit. The following drill hole classifications were used:

●	located, if the drill hole was found and measured;
●	location probable, if the original location was accepted after relocation in the field; and
●	wrong location, if the drill hole could not be relocated or the site was obviously not suitable for drilling, such as on a steep hillside.

Mineral Resource Estimates

The mineral resource estimation described herein utilizes geological interpretation methodologies, which have been employed by the TRS QP for similar projects while working at operating mines within similarly hosted uranium mineralization. The primary method utilized in estimating the uranium mineral resources is the GT contour method, which is the CIM method recommended for sandstone-hosted deposits, such as those within the Anderson Project Area. The resource estimate was generated using drill hole sample results and the interpretation of a geologic model that relates and constrains the spatial distribution of U3O8. Mineral resources in the lacustrine sediment hosted deposits within each of six Resource Zones of the Anderson Project Area were estimated using the same GT contour modeling methodology. Mineral resource estimates are presented for each Resource Zone separately.

The Anderson Project Area is within a well-known mining district. The Anderson Mine was first discovered in 1955 due to anomalous surface radioactivity and the discovery of uranium oxide in outcrop. The Anderson Mine is a Brownfield site with historic open pit mine production and extensive exploration, which resulted in the disturbance of approximately 195 acres of lands. These lands are federally administered by the BLM. The disturbances pre-date environmental regulatory regulations and standards and, as a result, there is no current obligation for reclamation of the site. In some states, such disturbances would be addressed by the state Abandoned Mine Lands program, which is funded through the Office of Surface Mining and based on a tax on current coal mine production. The Arizona program has not addressed this site and is not likely to do so. Both the BLM and the USGS have and/or are considering the development of AML-like programs, however, it is not known whether the historic mine related disturbances at the Anderson Mine would be addressed. Although some local opposition is expected, the TRS QP is not aware of any factors, including environmental, permitting, taxation, socio-economic, marketing, political or other factors that would materially affect the mineral resource estimate herein.

Historical drilling on the Anderson Project Area for which the data is available and has been obtained by UEC total 1,431-boreholes, including 105 core holes with chemical assay. The total reported footage drilled is approximately 702,330 ft. In addition, chemical assays are reported from a total of 3,577 samples.

Data preparation included locating, validating and compiling drill hole locations and downhole mineralized interval data within the Anderson Project Area. Data verification is discussed in detail in Section 9 of the TRS. From the overall dataset grade, thickness and X, Y and Z locations were derived for all mineralized intercepts. These mineralized intercepts were then screened by 3D location and geologically interpreted into six stratigraphically discrete and laterally continuous Resource Zones.

Approximately 260 drill holes were dropped due to missing or conflicting data. The modeled drill hole database consists of 1,175 drill holes. These drill holes contained 9,279 unique intercepts, which were categorized in the following table.

Table 1: Drilling Intercept Data by Resource Zone

Resource Zone	No. Boreholes Intercepting Zone	Total No. Intercepts	No. Intercepts meeting 0.02% eU3O8 cutoff
A	232	657	310
B	811	3625	1822
C	619	3350	1548
D	212	720	426
E	198	761	488
F	47	166	103

The following criteria were used to build databases for the six Resource Zones referred to as A, B, C, D, E and F.

●

Individual mineralized intervals were identified in each drill hole using characteristics of shape and position of natural gamma radiation from electric logs and chemical assay of core holes, where available. Cutoff criteria were applied to screen out intervals below 0.02% eU3O8;

●	Mineralized Bedding Thickness Cutoffs and compositing of intercept data into sum grade x thickness values for each Resource Zone varied dependent upon the intended mining extraction method;
●

Surface Mining extraction methods applied to Zones A and B are assumed to allow for recovery of mineralized beds under 0.5 ft in thickness. As such, an idealized sum GT compositing method was applied to Zones A and B, with no minimum intercept thickness; and

●

Highwall mining and underground mining extraction methods require a minimum mining thickness of 3 ft. This compositing criterion was applied to intercepts within Resource Zones C, D, E and F. Intercepts below 3 ft in thickness were recomposited to a minimum of 3 ft using 0.005% interstitial background grades. Intercepts overlapping within 3 ft were composited together. The resulting composited intercepts with average grades lower than the 0.02% eU3O8 were then screened out. Only intercepts with average grades greater than 0.02% were used to produce a sum GT product to model resource.

Following application of screening and compositing criteria, a single composited thickness, grade and GT value for each Resource Zone in each drill hole was calculated. Digital database records thus consist of X-Y-Z coordinates and composited interval data (thickness, grade and sum GT values) for each of the six modeled Resource Zones.

The TRS QP considers the data used for the mineral resource estimate to be adequately prepared and is satisfied that the digital data are adequate for 2D mineral resource estimation.

The mineral resource estimate for the Anderson Project Area was completed using the inverse distance squared GT contour method for each of mineralized zones of the deposit. The GT method is a well-established approach for estimating uranium resources and has been in use since the 1950s in sedimentary hosted uranium deposits in the U.S. The technique is most useful in estimating tonnage and average grade of relatively planar bodies where lateral extent of the mineralized body is much greater than its thickness, as is observed with the data for Anderson Project Area.

The indicated mineral resources for the Anderson Project Area are provided in the table below. There are no measured or inferred resources assigned to the Anderson Project Area.

Table 2: Anderson Project Area Indicated Mineral Resources

Mineral Resource Estimates (0.1% Sum GT Cutoff)	Tons (millions)	Average Sum Thickness (ft)	Average Grade (%eU3O8)	Pounds eU3O8 (millions)
Extractable Indicated Resource	16.175	8.2	0.099	32.055
Notes

1.         Mineral Resources are not mineral reserves and do not have demonstrated economic viability.

2.         Economic factors have been applied to the estimates in consideration of reasonable prospects for economic extraction.

3.         Totals may not sum due to rounding.

Present Condition of Property and Work Completed to Date

The Anderson Project Area remains unpermitted and in an exploration phase.

The Company’s Planned Work

The Company plans to continue to evaluate the Anderson Project Area.

Non-Material Mineral Properties

This section describes certain non-material mineral properties held by the Company. As these properties are not considered material to the Company’s business, the Company may choose to pursue or to take under consideration the potential sale, joint venture, trade or other transaction involving one or more of these projects.

The Company holds the following non-material mineral properties:

Other ISR Projects

Coronel Oviedo Uranium Project

Project Overview

The Coronel Oviedo Uranium Project (the Coronel Oviedo Project Area) is located within the Paraná Basin and is underlain mainly by sedimentary rocks of undivided Permo-Carboniferous age. The Coronel Oviedo Project Area was explored on a reconnaissance basis by Anschutz in the late 1970s and early 1980s. The Paraná Basin is host to a number of known uranium deposits, including Figueira and Amorinópolis in Brazil, and the San Antonio deposit on the Yuty concession in Paraguay. The Coronel Oviedo Project Area is an exploration project.

Ownership

The Coronel Oviedo Project Area has a Mining Prospecting Permit covering a total area of approximately 100,000 Há hectares (247,100 acres) in southeastern Paraguay. This mineral concession consists of the RI 3 Corrales (Tres Corrales) and Cecilio Baez blocks. The Coronel Oviedo Project Area is located about 130 km (81 miles) east of Asuncion, Paraguay’s capital, and immediately to the north and east of the city of Coronel Oviedo, capital of the department of Caaguazú.

LEGEND
INTERNATIONAL BOUNDARY
PARAGUAY BOUNDARY
DEPARTMENT BOUNDARY
MAJOR ROADWAY
MINERAL CONCESSION
NATIONAL CAPITAL
DEPARTMENT CAPITAL
SECONDARY CITY
BOLIVIA
BRAZIL
ARGENTINA
PARAGUAY
ALTO PARAGUAY
BOQUERON
PRESIDENTE HAYES
CONCEPCION
AMAMBAY
SAN PEDRO
CANINDEYU
CORDILLERA
CAAGUAZU
ASUNCION
CENTRAL
ALTO PARANA
GUAIRA
PARAGUARI
CAAZAPA
MISIONES
ITAPUA
NEEMBUCU
MAYOR PABLO LAGERENZA
GENERAL EUGENIO A. GARAY
FUERTE OLIMPO
DR. PEDRO P. PENA
PEDRO JUAN CABALLERO
POZO COLORADO
CONCEPCION
SAN PEDRO
SALTO DEL GUAIRA
PROJECT AREA
ASUNCION
CAACUPE
CORONEL OVIEDO
CIUDAD DEL ESTE
PARAGUARI
CAAZAPA
SAN JUAN BAUTISTA
PILAR
ENCARNACION
Kilometers
SOUTH AMERICA
GUYANA
SURINAME
FRENCH GUIANA
VENEZUELA
COLOMBIA
ECUADOR
PERU
BRAZIL
BOLIVIA
CHILE
ARGENTINA
PARAGUAY
URUGUAY
REVISION DATE: 09/19/12
CAD FILENAME:
DWG. NUMBER: FIGURE 1.1
UEC
CORONEL OVIEDO
PARAGUAY
LOCATION MAP
SCALE: 1:400,000
DATE: 8/22/12
DRAWN BY: CDS
BRS

Figure 1: General Location Map

Other Conventional Projects

Diabase

Project Overview

The Diabase Project (the “Diabase Project Area”) is a large, early-stage exploration project 75 km west of Cameco’s Key Lake mill on the southern rim of Saskatchewan’s Athabasca Basin uranium district. Exploration is focused on testing the Cable Bay fault corridor, interpreted to represent a suture zone between the Archean Mudjatik and Virgin River domains within the Trans-Hudson orogeny. Historical work started in the late 1970s, with the first major programs completed by the Saskatchewan Mineral Development Corporation in 1979 and the last major program completed by NUINSCO Resources Inc. in 2011. The Diabase Project Area work completed to date includes 67 diamond drill holes, regional electromagnetic, magnetic and gravity geophysical surveys and surficial geochemistry. Anomalous uranium values have been intersected on the Diabase Project Area, primarily associated with an area intruded by a late diabase dyke, highlighted by drill holes ND0801 (707 ppm U over 0.25 m) and ND0807 (426 ppm Upartial over 0.40 m).

Ownership

UEC controls a significant land package of 21,949 hectares in 10 claim blocks which overlay the highly prospective regional Cable Bay fault corridor, located in a stable and leading jurisdiction for uranium exploration and mining.

Figure 1: General Location Map

Dalton Pass

Project Overview

The Dalton Pass Project (the “Dalton Pass Project Area”) is located on the western edge of the Grants Mineral Belt, an area containing the two most productive uranium mining regions in New Mexico; Ambrosia Lake and Laguna districts. Drilling to date indicates that the uranium mineralization occurs as both primary tabular and roll-front deposits. Mineralization is hosted by the upper Westwater Canyon Member of the Morrison Formation, a sequence of stacked sands separated by discontinuous shale breaks, at depths ranging from 1,900 to 2,100 ft. UEC staked the Dalton Pass Project Area in December 2014.

Ownership

UEC staked the Dalton Pass Project Area in December 2014.

Figure 1: General Location Map

C de Baca

Project Overview

UEC’s C de Baca Project (the “C de Baca Project Area”) is located in western Socorro County, in central New Mexico, and is approximately 14 miles north of the town of Magdalena. The C de Baca Project Area consists of 30 mineral lode claims that encompass an area of approximately 600 acres. Drilling to date suggests that the uranium mineralization occurs as both primary tabular and roll-front deposits. Mineralization is hosted by the Eocene Baca Formation and ranges in depth from 150 to 300 ft.

Ownership

UEC personnel, utilizing the Company’s large historic database, staked the C de Baca Project Area in March 2013.

Figure 1: General Location Map

Workman Creek

Project Overview

The Workman Creek Project (the Workman Creek Project Area) consists of six claim blocks, totaling 180 unpatented mining claims, totaling approximately 3,558.4 acres, located within Gila County, in the central portion of the state of Arizona, USA. The property is named after the geological formation, which contains the majority of the uranium showings within the Sierra Ancha region. The property is geographically centered at longitude 110°57’ W and latitude 33°50’ N, and located within townships 5N, 6N and 7N; range 14E, Gila- Salt River Meridian.

Ownership

All of the UEC controlled, unpatented mining claims that comprise the Workman Creek Project Area are located within the boundaries of the Tonto National Forest, which is public land administered by the National Forest Service. A small portion of the Workman Creek Project Area claim block, adjacent to the project, is covered by private land owned by Arizona Elks Major Projects Inc., which consists of camp facilities. As this parcel does not have significant potential to contain significant uranium mineralization and is largely outside of the mining claims, a detailed deed search of mineral rights is not warranted at this time.

UTAH
COLORADO
NEVADA
Glen Canyon National Recreation Area
Lake Powell
Navajo Nation
North Las Vegas
Las Vegas
Henderson
Lake Mead
Hopi Indian Reservation
Hualapai Indian Reservation
ARIZONA
Flagstaff
NEW MEXICO
Workman Creek Project
CALIFORNIA
PHOENIX
Tempe
Gilbert
Chandler
Mesa
Scottsdale
Fountain Hills
San Carlos Apache Indian Reservation
Florence
Yuma
Barry M. Goldwater Air Force Range
San Luis Rio Colorado
Tohono O'odham Nation
Tucson
SONORA
MEXICO
BAJA CALIFORNIA
GULF OF CALIFORNIA

URANIUM ENERGY CORP.

WORKMAN CREEK PROJECT, ARIZONA

Figure 4.1
Property Location,
Arizona

NM 2011.12

Figure 1: General Location Map

Los Cuatros

Project Overview

UEC’s Los Cuatros Project (formerly referred to as New River) (the “Los Cuatros Project Area”) is located in northern Maricopa County, Arizona, on state lands in an historic mining area. Teck Corporation performed geologic mapping, drilling and gamma surveys on the Los Cuatros Project Area in 1979 for Univex Mining. In addition, limited metallurgical testing was carried out by Lakefield Research of Lakefield, Ohio. 14 holes were drilled in the central portion of the Los Cuatros Project Area. The drill logs and cuttings indicate that uranium is disseminated within tuffaceous lakebed sediments typically at depths varying from 150 to 230 feet with occurrences as shallow as 65 feet below the surface.

Ownership

UEC controls the State of Arizona mineral lease that comprises the Los Cuatros Project Area.

Figure 1: General Location Map

Alto Paraná

Project Overview

The Alto Paraná project (the “Alto Paraná Project Area”) is a mineral project located in Eastern Paraguay in Alto Paraná province, approximately 100 km north of Ciudad del Este. The Alto Paraná Project Area consists of a proposed mining operation, beneficiation of the material to produce an ilmenite/titanomagnetite concentrate and smelting in a DC electric arc furnace to produce a high-quality titanium slag and high-quality pig iron products. The titanium slag would be sold as a feedstock for the production of titanium dioxide pigment. The pig iron would be sold to the iron and steel industry as a source of high-quality iron units for the production of steel or to the foundry industry for the production of high-quality ductile iron castings.

Ownership

On July 10, 2017, UEC exercised its option to acquire all of the issued and outstanding shares of CIC Resources (Paraguay) Inc. (CIC). CIC owns 100% of Paraguay Resources Inc. (Cayman) which owns and controls Metálicos y No Metálicos S.R.L. (MYNM), the holder of the 70,528 hectare property approved for prospecting and exploration. Additionally, CIC owns 100% of JDL Resources Inc. (Cayman), which owns 100% of Trier S.A. (Paraguay) (Trier). Trier S.A. controls 100% of the pilot plant and owns 30 has hectares upon which the Alto Paraná Project Area pilot plant resides.

UEC’s mineral properties are held as exploration permits. There is sufficient land available within the Alto Paraná property holdings to provide for a required mine, process plant, tailings storage and related infrastructure requirements. All MYNM and Trier properties are in good standing.

Figure 1: General Location Map

Longhorn

Project Overview

The Longhorn Project (the “Longhorn Project Area”) is located approximately 45 miles from Hobson Processing Plant in Live Oak County, where historic production exceeded 30 mlbs of uranium. Geologically, the Longhorn Project Area is comprised of five separate roll-fronts across the Longhorn Project Area, with over 500 historic drill logs. UEC considers the Longhorn Project Area to be an Exploration Stage project with no resources or reserves.

Ownership

UEC controls the private mineral lease at the Longhorn Project Area.

Figure 1: General Location Map

Other Properties

As of July 31, 2022, we owned 115 acres of real estate located in Goliad County, Texas, 22 acres of real estate in Karnes County, Texas, 40 acres of real estate in Campbell Country, Wyoming, and 76.6 acres of real estate located in the Republic of Paraguay.

As of July 31, 2022, we have entered into office rental and service agreements as follows:

●	an office lease at $9,977 per month for the Corpus Christi administration office located at 500 N. Shoreline Blvd., Suite 800N, Corpus Christi, Texas, 78401. The lease expires on July 31, 2022;
●	an office lease at $4,363 per month for the Vancouver administration office at 1030 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 2Y3. The lease expires on March 31, 2027;
●	an office lease at $5,597 per month for the Casper administration office at 907 No. Poplar St., Suite 260 Casper, Wyoming 82601. The lease expires on September 30, 2023
●	an office lease at $1,800 per month for the Wyoming office at 409 West Birch Street, Glenrock, Wyoming, 82637. The lease expires on June 30, 2023; and
●	an office lease at $1,240 per month for the Arizona office at 4020 E Industrial Way, Suite 150, Wickenburg, Arizona 85390. The lease expires on May 31, 2023.

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

This database adds over 500 drill holes and over 500,000 feet of drilling data results to our existing library of data.  Other than logs, the data set consists of volumes of maps, lithographic logs, geologic reports and feasibility studies, and many other essential tools for uranium exploration and pre-extraction.

Our geologists have linked contents of the database to some of our existing properties, specifically pertaining to our projects in the Shirley and Powder River Basins of Wyoming, and in the Grants Uranium District of New Mexico.  We have exclusive ownership of this database.

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

The database also provides us with exploration data about our Goliad Project Area, including 250,000 feet of drill logs and further delineates zones of potential uranium mineralization. It also contains drilling results from properties that are being developed by other uranium exploration companies, and also widespread regional data from throughout the South Texas uranium trend. We have exclusive ownership of this database.

Uranium Resources Inc.

We acquired the full database of historic drill results for our Salvo Project Area located in Bee County, Texas.  The database consists of 425 gamma ray/resistivity and lithology logs, PGT logs and drill plan maps. We have exclusive ownership of this database.

South Texas Goliad Project

Our South Texas Goliad database includes raw and interpreted data compiled by TOMIN and others from the mid-1980s to 1993. The database is an evaluation of the uranium potential within the Goliad Formation from south of Houston to the Mexican border.

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

During Fiscal 2022, we acquired databases, via the U1A Acquisition, which were acquired primarily by U1A’s predecessors, Energy Metals Corp. and High Plains Uranium Corp. These databases are vast in scope and coverage for uranium districts in the U.S. and around the world, both from reconnaissance and project development activities by the companies or individuals listed below.

United Nuclear

Effective February 16, 2005, we acquired from United Nuclear Corporation (“UNC”) their technical data and other information pertaining to national and international uranium properties explored by and/or operated by UNC or its affiliates.

This data includes the uranium geologic files for all Teton projects both domestic and international, all UNC-Tennessee Valley Administration (“TVA”) or Teton-TVA Joint Venture Projects, and all UNC Mining Properties in New Mexico. Included are all e-logs, drift surveys, gamma work sheets, geologic maps, drill hole maps, mine maps, geologic evaluation reports, royalty holder reports, and economic evaluations of projects or properties.

This database covers numerous projects in the Company’s portfolio. We have exclusive ownership of this database.

Union Carbide Uranium

The company holds the exclusive rights to the Union Carbide worldwide exploration database. This entails corporate records of reports, drill data and maps for a multitude of uranium projects and prospects around the world. The database covers numerous properties held by the company. We have an exclusive license for this database.

Wold Uranium

The Wold Uranium database was acquired in 2005 and covers numerous projects in Wyoming, Texas, and several other uranium producing states. Wold Uranium was a pioneering uranium exploration company based out of Casper Wyoming and was very active in project exploration and development. We have exclusive ownership of this database.

Hecla

The Hecla database was acquired in 2004 and consists of reconnaissance and geologic reports for uranium projects in the western United States, Canada, Australia and Mexico. Drill data (logs, maps, assays and reports) are available for numerous projects primarily in New Mexico.

Fowler

Our Fowler database covers three of our Wyoming properties in the Wind River and Shirley basins. The database belonged to a pioneering uranium developer and represents work conducted from the 1970s through to present. The data includes electric logs for approximately 525,000 feet of drilling, drill hole maps, cross sections, and geologic reports and studies.

Schulte

The Company’s Schulte database was acquired from a former AEC and Homestake geologist. The database covers large portions of the Rocky Mountain region, primarily Wyoming, South Dakota, Nebraska and Montana. This database consists of approximately 160,000 feet of drilling as well as hundreds of maps and reports. We have exclusive ownership of this database.

Morris

The Company acquired the rights to a database containing uranium exploration data for the State of Wyoming. This data covers numerous projects. This database includes electric logs, drill hole maps, cross sections, geologic reports and studies. We have exclusive ownership of this database.

Webb

We acquired the rights to a database containing over 50 years of uranium exploration data in the western U.S. This database includes electric logs, drill hole maps, cross sections, and geologic reports and studies. Some of this data covers properties held by the Company as well as exploration ideas for further consideration. We have exclusive ownership of this database.

Cameco

The Company acquired the rights to data for several of its projects in Wyoming through Cameco Resources. Data sets for the Moore Ranch, Ludeman and Barge Project Areas were acquired in 2007 to 2008.

The data is comprised of drill hole geophysical logs (>10,000), drill hole location maps, mini-log films, drill hole summary sheets, lithologic logs, digitized drill logs, drift surveys, geologic cross-sections, Wyoming Department of Environmental Quality and all other regulatory agency reports and permits including the NRC; results of assaying and sampling and other geological, geophysical, environmental, engineering and operational/testing data and materials, including Teton Exploration’s reports and materials.

These project areas were previously held by Cameco. We have exclusive ownership of this database.

AUC

This geologic database was acquired by the Company in 2017 with the Company’s acquisition of AUC and primarily the Reno Creek Project Area. This database is comprised of electric logs, drill hole maps, cross sections, and geologic reports and studies. The database contains over 11,000 drill logs representing approximately four million feet of drilling done by AUC and previous operators in the Reno Creek Project Area over the past 60 years.

This data includes other prospective areas within the Pumpkin Buttes Uranium District as well. UEC has exclusive ownership of this database.

Others

In addition to the databases listed above, the Company has purchased the data for numerous, specific, individual projects within the Company’s project portfolio. These are primarily in Wyoming and Texas.

In summary, the database contains nearly 80,000 Wyoming uranium drill logs comprising 34.3 million feet of drilling. Drill log data summaries for additional states and countries has yet to be compiled. A major percentage of this data has been scanned and digitally archived. Energy Metals Corp./Uranium One Inc. operated numerous data scanning groups from 2005 to 2014.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2022, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

NYSE American
Quarter Ended	High	Low
July 2022	$4.25	$3.97
April 2022	$4.69	$4.23
January 2022	$2.63	$2.46
October 2021	$3.87	$3.53
July 2021	$2.34	$2.14
April 2021	$3.05	$2.85
January 2021	$1.76	$1.59
October 2020	$0.88	$0.83
July 2020	$1.01	$0.96
April 2020	$1.18	$1.10
January 2020	$0.85	$0.79
October 2019	$1.01	$0.95

The last reported closing price for our shares on the NYSE American on September 27, 2022 was $3.43 per share. As of September 27, 2022, we had 238 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2022, we had one equity compensation plan, our 2022 Stock Incentive Plan (the “2022 Plan”). Our 2022 Plan was ratified by our shareholders on July 21, 2022 and thereby superseded and replaced our then 2021 Stock Incentive Plan (the “2021 Plan”); having been ratified by our shareholders on July 30, 2021; with all stock-based compensation awards granted in accordance with our 2021 Plan and each of our preceding stock incentive plans being continued under our 2022 Plan (and the 2022 Plan, the 2021 Plan and all preceding stock incentive plans being, collectively, our “Stock Incentive Plan” herein).

The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (the 2022 Plan) (3)	10,451,143	$1.58	12,998,145
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total	10,451,143	$1.58	12,998,145

Notes:

(1)

This figure represents: (i) 8,880,527 outstanding stock options having a weighted average exercise price of $1.58 and a weighted average remaining term of 6.98 years; (ii) 836,034 shares of our common stock underlying restricted stock units (the “RSUs”); and (iii) 734,582 shares of our common stock underlying performance based restricted stock units (the “PRSUs”). Shares of our common stock underlying PRSUs are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, depending on the achievement of performance criteria.

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

Securities Authorized For Issuance Under Compensation Plans

2022 Stock Incentive Plan

On June 2, 2022, our Board of Directors authorized and approved the adoption of the Company’s 2022 Plan, under which an aggregate of 25,576,693 of our shares may be issued, subject to adjustment as described in the 2022 Plan, and which, at that time, consisted of: (i) 10,462,238 shares issuable pursuant to awards previously granted that were outstanding under our 2021 Plan; (ii) 9,114,455 shares remaining available for issuance under the 2021 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2022 Plan. On July 21, 2022, our shareholders approved the adoption of our 2022 Plan. The 2022 Plan supersedes and replaces our most recent and prior equity compensation plan, being the 2021 Plan.

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

As of September 27, 2022, there were stock options outstanding under our Stock Incentive Plan exercisable for an aggregate of 10,193,005 shares of our common stock.

Common Stock Purchase Warrants

As of September 27, 2022, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 4,816,886 shares of our common stock.

Recent Issuances of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2022 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2022, and in our Current Reports on Form 8-K as filed periodically with the SEC. During our fourth quarter ended July 31, 2022, we issued the following securities that were not registered under the Securities Act:

●

on July 12, 2022, we issued an aggregate of 41,350 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $3.26 per share.  We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) with respect to the issuance of these shares; and

●

on July 22, 2022, we issued an aggregate of 2,854 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $4.73 per share.  We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2018, through to July 31, 2022, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Centrus Energy Corp., Comstock Resources, Inc., Denison Mines Corp., Energy Fuels Inc., Fission Uranium Corp., Global Atomic Corporation, Gulfport Energy Corporation, IsoEnergy Ltd., NACCO Industries, Inc., NexGen Energy Ltd., Northern Oil and Gas, Inc., Polymet Mining Corp. and UR-Energy Inc. (collectively, the “Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Centrus Energy Corp., Comstock Resources, Inc., Contango Oil & Gas Company, Denison Mines Corp., Energy Fuels Inc., Fission Uranium Corp., IsoEnergy Ltd., NACCO Industries, Inc., NexGen Energy Ltd., Polymet Mining Corp., Silvercorp Metals Inc., UEX Corporation and UR-Energy Inc. (collectively, the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index. The change in peer group was made to address changes in the external market and to better reflect our Company’s business.

Item 6. Selected Financial Data

(Expressed in thousands of U.S. dollars, except per share amounts)

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2022, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2022	July 31, 2021	July 31, 2020	July 31, 2019	July 31, 2018
Cash and cash equivalents	$32,536	$44,313	$5,149	$6,058	$6,927
Term deposits	-	-	-	11,832	-
Working capital (deficit)	93,693	61,776	4,552	16,639	(3,975)
Total assets	354,247	169,541	91,390	101,040	89,611
Long-term obligations	18,304	4,276	24,390	23,191	13,555
Total liabilities	27,338	18,086	26,973	26,813	26,436
Stockholders' equity	326,909	151,455	64,417	74,227	63,175

 Consolidated Statements of Operations

	Year Ended July 31,
	2022	2021	2020	2019	2018
Sales and service revenue	$23,161	$-	$-	$-	$-
Operating costs	22,710	17,512	14,334	14,977	16,314
Net income (loss) for the year	5,252	(14,813)	(14,610)	(17,153)	(17,827)
Basic income (loss) per share	0.02	(0.07)	(0.08)	(0.10)	(0.11)
Diluted income (loss) per share	0.02	(0.07)	(0.08)	(0.10)	(0.11)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2022, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors herein.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2022, 2021 and 2020 and our financial condition as at July 31, 2022 and 2021, with a particular emphasis on Fiscal 2022, our most recently completed fiscal year.

Business

We operate in a single reportable segment and, since 2004, as more fully described under “General Business” of Item 1. Business herein, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have two ISR Mines which utilize ISR mining to extract U3O8, or yellowcake. We have two uranium processing facilities located in vicinity of our IRS Mines, which process material from our ISR Mines into drums of U3O8 for shipping to a third-party storage and sales facility. At July 31, 2022, we had no uranium supply or off-take agreements in place.

In Texas our fully-licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

We acquired the fully permitted Reno Creek Project in August 2017 and expanded our operations to the strategic Powder River Basin in Wyoming.

On December 17, 2021, we completed the acquisition of all the issued and outstanding shares of U1A (now UEC Wyoming Corp.; “UEC Wyoming”) for total cash consideration of $128,495. The UEC Wyoming portfolio primarily consists of 12 projects located in Wyoming, six of which are located in the Powder River Basin with four fully permitted, and six of which are located in the Great Divide Basin (the “UEC Wyoming Portfolio”). The UEC Wyoming Portfolio also consists of dozens of under-explored, mineralized brownfield projects, backed by detailed databases of historic uranium exploration and development programs, thus greatly enhancing the potential for resource expansion. The U1A Acquisition creates a Wyoming hub-and-spoke operation for UEC, anchored by UEC Wyoming’s Irigaray Processing Facility with a licensed capacity of 2.5 million pounds U3O8 per year. Refer to Note 3: Acquisition of Uranium One Americas, Inc. of the Consolidated Financial Statements for Fiscal 2022.

On June 7, 2022, UEC completed a property swap agreement (the “Property Swap”) with Anfield Energy Inc. (“Anfield”), whereby the Company received Anfield’s portfolio of 25 ISR uranium projects in Wyoming (the “Anfield ISR Projects”) in exchange for UEC’s Slick Rock and Long Park projects located in Colorado. The Anfield ISR Projects increase UEC’s Wyoming land holdings by 50%, adding 55,119 acres of federal mining claims and state mineral leases.  The Anfield ISR Projects are comprised of the Charlie Project, located immediately adjacent to UEC’s Christensen Ranch property, along with nine projects in the Powder River Basin, seven projects in the Great Divide Basin, four projects in the Wind River Basin, three projects in the Shirley Basin and one project in Black Hills.

Subsequent to July 31, 2022, we completed the acquisition of UEX Corporation (“UEX”) through a plan of arrangement (the “UEX Acquisition”).  UEX is a Canadian uranium and cobalt exploration and development company involved with an exceptional portfolio of uranium projects. UEX’s directly-owned portfolio of projects is located in the eastern, western and northern perimeters of the Athabasca Basin, one of the world’s richest uranium region. In addition to advancing its uranium development projects through its ownership interest in a joint venture entity, UEX is currently advancing several other uranium deposits in the Athabasca Basin which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project and the West Bear Uranium Deposit located at its 100%-owned West Bear Project.

We also hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, and in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

Key Issues

Since commencing uranium extraction at our Palangana Mine in November 2010, we have been focused primarily on expanding our South Texas uranium mining activities. Since the completion of the U1A Acquisition in December 2021, we further expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations. In the meantime, we continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing, in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012. In the future we may also rely on cash flows generated from the sales of our uranium inventories under our Physical Uranium Program to fund our operations. However, we have yet to achieve profitability or develop positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines. Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. The Palangana Mine has been our sole source to generate sales revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects and recently acquired Ludeman, Antelope and Charlie Projects, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Response to COVID-19 Pandemic

In response to the COVID-19 pandemic for the protection of our employees, we have arranged, where and when needed from time to time, for our teams at our Vancouver, Corpus Christi and Paraguay offices to work remotely and we have implemented certain health protocols for our employees and contractors who work at the field. In the meantime, we continue to operate our Palangana Mine and recently acquired Christensen Mine at a reduced pace to capture residual uranium only and continue to advance our ISR projects with engineering and geologic evaluations that support the Company’s extraction readiness strategy.

As at July 31, 2022, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of our last five fiscal years as obtained from UxC:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2022	$63.75	$30.50	$46.56	$48.50
July 31, 2021	32.75	27.31	30.38	32.40
July 31, 2020	34.19	23.88	27.66	32.35
July 31, 2019	29.28	23.94	26.95	25.41
July 31, 2018	26.44	19.87	22.09	25.81

Historically, the uranium spot price has been difficult to predict and subject to significant volatility and will continue to be affected by numerous factors beyond our control.

Results of Operations

During Fiscal 2022, we recorded sales and service revenue of $23,161 and realized gross profit of $7,293. No sales and service revenues were recorded during Fiscal 2021 and Fiscal 2020.

For Fiscal 2022, we recorded net income of $5,252 ($0.02 per share), while for Fiscal 2021 and Fiscal 2020, we recorded a net loss of $14,813 ($0.07 per share) and $14,610 ($0.08 per share), respectively. Loss from operations during Fiscal 2022, Fiscal 2021 and Fiscal 2020 totaled $22,710, $17,512 and $14,334, respectively.

During Fiscal 2022, we continued with our strategic plan for reduced operations at our Palangana Mine and, since the closing of the U1A Acquisition, we continued reduced operations at the Christensen Ranch Mine, to capture residual pounds of U3O8 only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at the Palangana Mine and the Christensen Ranch Mine, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations. As a result, no uranium concentrate was extracted at our ISR Mines and processed at the Hobson and the Irigaray Processing Facilities, respectively, during Fiscal 2022 and Fiscal 2021.

We established our Physical Uranium Program in Fiscal 2021.  As of the date of this Annual Report, we have 3.1 million pounds of uranium inventory purchase commitments outstanding for a total purchase price of $118.8 million. Various deliveries are scheduled to occur in December 2022 into December 2025 at a weighted average price of $38.32 per pound of uranium.

During Fiscal 2022, as part of our Physical Uranium Program, we received 1,300,000 pounds of uranium concentrates with a total cost of $52,858. As of July 31, 2022, the carrying value of our inventories was $66,570 (July 31, 2021: $29,172).

Sales and Service Revenue

During Fiscal 2022, we recorded sales of $22,946 from the sale of 500,000 pounds of uranium concentrate inventory. In addition, we recorded revenue from toll processing services of $215, which was generated from processing uranium resins according to a toll processing agreement resulting from the U1A Acquisition. As a result, we realized gross profit of $7,293, representing a gross profit margin of 31.5%. No sales and service revenues were recorded during Fiscal 2021 and Fiscal 2020.

The table below provides a breakdown of sales and service revenue and cost of sales and services:

	Year Ended July 31,
	2022	2021	2020
Sales of purchased uranium inventory	$22,946	$-	$-
Revenue from toll processing services	215	-	-
Total sales and service revenue	$23,161	$-	$-

Cost of purchased uranium inventory	$(15,689)	$-	$-
Cost of toll processing services	(179)	-	-
Total cost of sales and services	$(15,868)	$-	$-

Operating Costs

Mineral Property Expenditures

Mineral property expenditures consisted of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our mineral projects.

The following table provides mineral property expenditures on a project basis during the past three fiscal years:

	Year Ended July 31,
	2022	2021	2020
Mineral Property Expenditures
Palangana Mine	$1,060	$890	$1,343
Burke Hollow Project	3,647	1,446	1,130
Goliad Project	240	237	190
Anderson Project	108	79	71
Workman Creek Project	33	33	33
Reno Creek Project	821	672	597
Christensen Ranch Mine	1,257	-	-
Ludeman Project	219	-	-
Antelope Project	70	-	-
Moore Ranch Project	143	-	-
Barge Project	37	-	-
Yuty Project	86	31	66
Oviedo Project	619	372	350
Alto Paraná Titanium Project	574	199	230
Other Mineral Property Expenditures	1,240	520	572
	$10,154	$4,479	$4,582

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures included costs directly related to maintaining operational readiness and permit compliance at our Palangana Mine and Hobson Processing Facility, which totaled $1,105, $924 and $1,130, respectively. Since the closing of the U1A Acquisition, costs directly related to maintaining operational readiness and permit compliance at our Christensen Ranch Mine and Irigaray Processing Facility totaled $1,161.

The following provides a discussion of significant mineral property expenditures on certain projects:

●	Palangana Mine

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures at our Palangana Mine totaled $1,060, $890 and $1,343, respectively, which were comprised of maintenance of operational readiness and permit compliance of $670, $609 and $772, permitting and property maintenance of $390, $270 and $554, and exploration and development costs of $Nil, $11 and $17, respectively.

●	Burke Hollow Project

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures at our Burke Hollow Project totaled $3,647, $1,446 and $1,130, respectively, which were comprised of permitting and property maintenance costs of $524, $388 and $385, exploration drilling costs of $1,199, $1,025 and $214, and wellfield development costs of $1,924, $33 and $531, respectively. During Fiscal 2022, we continued the drilling campaign initiated in Fiscal 2021 and drilled 91 holes and cased 40 wells totaling 63,682 feet. During Fiscal 2021, we initiated a drilling campaign and drilled 81 exploration holes totaling 38,785 feet. During Fiscal 2020, we drilled 26 exploration holes and 21 monitor wells totaling 21,069 feet.

●	Goliad Project

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures at our Goliad Project totaled $240, $237 and $190, respectively, which were comprised of permitting and property maintenance costs of $160, $165 and $117, and exploration and development costs of $80, $72 and $73, respectively.

●	Reno Creek Project

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures at our Reno Creek Project totaled $821, $672 and $597, respectively, which were comprised of property maintenance costs of $508, $521 and $484, and permitting and exploration costs of $313, $151 and $113, respectively.

●	Yuty Project

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures at our Yuty Project totaled $86, $31 and $66, respectively, primarily for general expenditures.

●	Oviedo Project

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures at our Oviedo Project totaled $619, $372 and $350, respectively, which were comprised of property maintenance costs of $257, $151 and $78, and exploration expenditures of $362, $221 and $272, respectively, primarily for an exploration drilling program conducted.

●	Alto Paraná Titanium Project

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, mineral property expenditures at our Alto Paraná Titanium Project totaled $574, $199 and $230, respectively, which were comprised of exploration costs of $570, $179 and $230, and property maintenance costs of $4, $20 and $Nil, respectively.  During Fiscal 2022, we completed an exploration drilling program and drilled 42 holes totaling 931 feet at the Alto Paraná Titanium Project.

●	UEC Wyoming Portfolio

During Fiscal 2022, we completed the U1A Acquisition and acquired the UEC Wyoming Portfolio including the Irigaray Processing Facility, the Christensen Ranch Mine and the Ludeman, Antelope, Moore Ranch and Barge Projects. During Fiscal 2022, the expenditures occurred at the UEC Wyoming Portfolio totaled $2,296, of which $1,257 was for maintenance of operational readiness, permitting and property maintenance at the Christensen Ranch Mine, with the balance of $1,039 mainly related to property maintenance expenditures for various projects of our UEC Wyoming Portfolio.

General and Administrative

During Fiscal 2022, general and administrative expenses totaled $15,026, which increased by $2,386 compared to $12,640 in Fiscal 2021, which increased by $3,198 compared to $9,442 in Fiscal 2020.

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

●

during Fiscal 2022, salaries, wages and management fees totaled $4,281, an increase of $1,864 compared to $2,417 during Fiscal 2021, which was primarily the result of the corporate-wide salary increases to adjust for inflation, payment of short-term incentive cash bonus for executive officers, as well as additional salary expenses related to the UEC Wyoming operations. During Fiscal 2021, salaries, wages and management fees totaled $2,417, an increase of $706 compared to $1,711 during Fiscal 2020, which was primarily the result of the reinstatement of salaries and management fees. During Fiscal 2020, in response to the financial market uncertainty due to the COVID-19 pandemic, we reduced cash outlays by implementing corporate-wide pay reductions, ceasing cash bonuses and utilizing share compensation in lieu of cash for the Company’s employees, consultants, officers and directors salaries and fees;

●

during Fiscal 2022, office, filing and listing fees, insurance, corporate development, investor relations and travel expenses totaled $4,501, an increase of $736 compared to $3,765 during Fiscal 2021, which was primarily the result of increases in expenses for office, administration and insurance, and expansion of our Wyoming’s operations. During Fiscal 2021, office, filing and listing fees, insurance, corporate development, investor relations and travel expenses increased by $533 compared to $3,232 during Fiscal 2020, primarily due to corporate-wide cost reductions implemented in Fiscal 2020 in response to the COVID-19 pandemic;

●

during Fiscal 2022, professional fees totaled $1,387, an increase of $435 compared to $952 during Fiscal 2021, which was consistent with $953 during Fiscal 2020. Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and for audit, accounting and tax compliance services;

●	during Fiscal 2022, we recorded a foreign exchange loss of $317, primarily resulting from foreign currency transactions, compared to $95 and $53 for Fiscal 2021 and Fiscal 2020, respectively; and

●

during Fiscal 2022, stock-based compensation expense totaled $4,540, a decrease of $871 compared to $5,411 during Fiscal 2021, an increase of $1,918 compared to $3,493 during Fiscal 2020. Stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company under our Stock Incentive Plan. In recent years, we have utilized equity-based payments to our directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays. The stock-based compensation varied from year to year primarily as a result of changes in the amount of compensation shares and stock award expenses which were amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Acquisition-related Costs

During Fiscal 2022, we incurred acquisition-related costs of $3,444 in connection with the U1A Acquisition.

Depreciation, Amortization and Accretion

During Fiscal 2022, depreciation, amortization and accretion totaled $1,379, which increased by $986 compared to $393 during Fiscal 2021, primarily due to depreciation of our plant and equipment acquired from the U1A Acquisition. During Fiscal 2021, depreciation, amortization and accretion totaled $393, which was consistent with $310 during Fiscal 2020. Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

During Fiscal 2022, interest and finance costs totaled $1,519, a decrease of $1,361 compared to $2,880 during Fiscal 2021, which decreased by $582 compared to $3,462 during Fiscal 2020.

Interest and finance costs were comprised of the following:

	Year Ended July 31,
	2022	2021	2020
Interest paid on long-term debt	$409	$1,255	$1,627
Amortization of debt discount	525	1,376	1,670
Surety bond premium	539	187	130
Other	46	62	35
Total	$1,519	$2,880	$3,462

The decrease in interest on long-term debt and amortization of debt discount resulted from the decrease in the outstanding principal amount of our long-term debt to $Nil as at January 31, 2022, from $10,000 as at July 31, 2021, and from $20,000 as at July 31, 2020 due to the principal repayments we made during the last two fiscal years. The increases in surety bond premiums in Fiscal 2022 resulted from the surety bonds assumed as a result of the U1A Acquisition, and the increases in Fiscal 2021 were the result of increases in surety bond premium rates.

Income from Equity-Accounted Investment

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, income from the equity-accounted investment comprised of the following:

	Year Ended July 31,
	2022	2021	2020
Share of income (loss) from URC	$153	$732	$(89)
Gain on dilution of ownership interest	3,973	4,473	3,057
Total	$4,126	$5,205	$2,968

During Fiscal 2022 and Fiscal 2021, we recorded a gain on dilution of ownership interest of $3,973 and $4,473, respectively, as a result of URC issuing more shares from its equity financings, which decreased our ownership interest in URC to $15.5% at July 31, 2022, from 18.1% at July 31, 2021 and from 19.5% at July 31, 2020.

During Fiscal 2020, URC completed its initial public offering and other private placements. As a result, our ownership interest in URC decreased to 19.5% at July 31, 2020 from 32.6% at July 31, 2019, which resulted in a gain on ownership interest dilution of $3,057 being recorded.

Debt Receivable Recovery and Gain on Settlement of Debt Receivable

In connection with the U1A Acquisition, we acquired certain indebtedness totaling $18,342 due from Anfield, which was owed to U1A prior to the closing of the U1A Acquisition (the “Anfield Debt”). We assigned a value of $Nil to the Anfield Debt net of the expected credit loss on the preliminary purchase price allocation given that the probability of the Anfield Debt being collectable was remote at December 17, 2021.

On April 19, 2022, we entered into a debt settlement agreement (the “Settlement Agreement”) and a property swap agreement (the “Swap Agreement”; and together with the Settlement Agreement, the “Anfield Agreements”) with Anfield to settle the Anfield Debt. Pursuant to the Anfield Agreements, the Anfield Debt was settled by the payment by Anfield to UEC of $9,171 in cash and the issuance by Anfield to UEC in units of Anfield (each, an “Anfield Unit”) with a deemed value of $9,171, with each such Anfield Unit being comprised of one common share in the capital of Anfield (each, an “Anfield Common Share”) and one Anfield Common Share purchase warrant (each whole such warrant being an “Anfield Warrant”). Each Anfield Warrant entitles UEC to acquire one Anfield Common Share at a price of CA$0.18 until May 12, 2027 (collectively, the “Anfield Debt Settlement”). Completion of the Anfield Agreements was contingent on Anfield raising additional financing.

On June 7, 2022, we closed the Anfield Debt Settlement whereby we received $9,171 in cash and Anfield Units, being comprised of 96,272,918 Anfield Common Shares with a fair value of $7,702 and 96,272,918 Anfield Warrants with a fair value of $3,249. As a result, UEC owns approximately 16% of Anfield’s outstanding shares.

Consequently, we reversed the entire expected credit loss on the debt receivable and recognized a recovery on debt receivable of $18,342 on our consolidated statements of operations and comprehensive income. The fair value of the cash and the Anfield Common Shares and Anfield Warrants totaled $20,122, which exceeded the amounts of $18,342 previously written off at the date of U1A Acquisition by $1,780, resulting in a gain on settlement of the Anfield Debt receivable on our consolidated statements of operations and comprehensive income. Refer to Note 4: Anfield Debt Settlement and Property Swap to our Consolidated Financial Statements for Fiscal 2022 contained herein.

Gain on Disposition of Assets

Concurrent with the Anfield Debt Settlement, we completed the Swap Agreement whereby we have received from Anfield 25 ISR uranium projects with a fair value of $6,500 located in Wyoming in exchange for the Company’s Slick Rock Project and Long Park Project located in Colorado with a total carrying value of $92. As a result, we recorded a gain of $6,408 on disposition of assets on our consolidated statements of operations and comprehensive income. Refer to Note 4: Anfield Debt Settlement and Property Swap to our Consolidated Financial Statements for Fiscal 2022 contained herein.

Unrealized Loss on Equity Securities

As at July 31, 2022, our investments in certain equity securities are re-evaluated using the market values at period end, which resulted in an unrealized loss totaling $1,898, which was comprised of $1,925 in unrealized loss from re-valuation of our investment in the Anfield Shares and $1,105 in unrealized loss from a re-valuation of the Anfield Warrants, offset by an unrealized gain of $1,132 from a re-valuation of our investment in UEX. Refer to Note 17: Unrealized Loss on Equity Securities contained herein.

Liquidity and Capital Resources

	July 31, 2022	July 31, 2021
Cash and cash equivalents	$32,536	$44,313
Current assets	102,191	75,045
Current liabilities	8,498	13,269
Working capital	93,693	61,776

During Fiscal 2022, we received net proceeds of $163,755 from the 2021 ATM Offerings and $4,259 from the exercises of stock options and share purchase warrants, which significantly strengthened our working capital position. As at July 31, 2022, we had a working capital of $93,693, an increase of $31,917 from $61,776 as at July 31, 2021.

Subsequent to July 31, 2022, we received additional cash proceeds of $14,808 under our 2021 ATM Offering, $7,178 from sales of uranium inventory, and we entered into agreements to sell an additional 600,000 pounds of uranium inventory for gross proceeds of $30,675. We believe our existing cash resources, if necessary, and the cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for the next 12 months from the date that this Annual Report is issued.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales were realized, our revenues generated from sales of produced U3O8 have been inconsistent and we have yet to achieve consistent profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. Although we recorded net income totaling $5,252 in Fiscal 2022, we recorded net losses in all prior years (Fiscal 2021: $14,813; Fiscal 2020: $14,610) and we had an accumulated deficit balance of $286,373 as at July 31, 2022. During Fiscal 2022, net cash used in operating activities totaled $52,987, which included $37,206 net cash used for the purchase of uranium concentrates. Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. As detailed in the preceding paragraph, we have also relied to a limited extent on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012, however, we have yet to achieve consistent profitability or develop positive cash flow from operations. In the future, we may also rely on cash flows generated from the sales of our uranium concentrates to fund our operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control and including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

For our fiscal year ending July 31, 2023 (“Fiscal 2023”), we estimate that a total of up to $3.7 million will be incurred on our mineral projects for permitting, exploration and pre-extraction activities. We hold mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, with annual land-related payments totaling $4.2 million to maintain these rights in good standing.

Our anticipated operations, including exploration and pre-extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such change may include accelerating the pace or broadening the scope of reducing our operations. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

●	if the market price of uranium weakens;
●	if the market price of our common stock weakens;
●	if the COVID-19 pandemic worsens or continues over an extended period and causes further financial market uncertainty; and
●

if a nuclear incident, such as the event that occurred in Japan in March 2011, were to occur, continuing public support of nuclear power as a viable source of electricity generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

On September 23, 2020, and under our 2020 Shelf, we completed an offering of 12,500,000 units at a price of $1.20 per unit for gross proceeds of $15,000 (the “September 2020 Offering”). Each unit was comprised of one share of the Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share at an exercise price of $1.80 per share exercisable immediately upon issuance and expiring 24 months from the date of issuance. In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

During Fiscal 2021, we issued 13,668,906 shares of the Company’s common stock under our 2020 ATM Offering for net cash proceeds of $29,321.

On March 19, 2021, and under our 2020 Shelf, we completed an offering of 10,000,000 shares of the Company’s common stock at a price of $3.05 per share for net proceeds of $29,084.

On April 8, 2021, and under our 2020 Shelf, we completed an offering of 3,636,364 shares of the Company’s common stock at a price of $3.30 per share for net proceeds of $11,316 (the “April 2021 Offering”). In connection with the April 2021 Offering, we also issued, on a private placement basis, 181,818 Agent Warrants to the agent as partial compensation, and each Agent Warrant entitles its holder to acquire one share of common stock at an exercise price of $4.125 per share and expiring five years from the date of issuance.

On May 17, 2021, we filed a Form S-3 shelf registration statement under the Securities Act, which was declared effective by the SEC on June 1, 2021, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $200 million (the “2021 Shelf”), which included an at-the-market offering agreement prospectus (the “May 2021 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $100 million as part of the $200 million under the 2021 Shelf.

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

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively with May 2021 ATM Offering, the “2021 ATM Offerings”).

During Fiscal 2021, we issued 2,265,700 shares of the Company’s common stocks under our May 2021 ATM Offering for net cash proceeds of $6,157.

During Fiscal 2022, we issued 47,507,536 shares of the Company’s common stocks under our 2021 ATM Offerings for net cash proceeds of $163,814.

Subsequent to July 31, 2022, we issued a further 3,510,100 shares of the Company’s common stock under our 2021 ATM Offerings for net cash proceeds of $14,808 and received proceeds of $6,141 from the exercise of share purchase warrants.

Credit Facility

On December 5, 2018, we entered into the Third Amended and Restated Credit Agreement to our credit facility (the “Credit Facility”) with our lenders (each, a “Lender”), whereby we and the Lenders agreed to certain further amendments to our Credit Facility, under which initial funding of $10,000 was received by the Company upon closing of the Credit Facility on July 30, 2013, and additional funding of $10,000 was received by the Company upon closing of the amended Credit Facility on March 13, 2014.

The Third Credit Amended and Restated Agreement superseded, in their entirety, the Company’s prior Second Amended and Restated Credit Agreement, dated and effective February 9, 2016, the Amended and Restated Credit Agreement, dated and effective March 13, 2014, and the Credit Agreement dated and effective July 30, 2013, with our Lenders.

During Fiscal 2021, we made voluntary payments totaling $10,000 to certain Lenders, and during Fiscal 2022, we made payment of $10,000 to the remaining Lender, which decreased the principal balance outstanding to $Nil as at July 31, 2022 under the Credit Facility.

Pursuant to the terms of the Third Amended and Restated Credit Agreement, during Fiscal 2022, we issued 161,594 shares with a fair value of $600, during Fiscal 2021, we issued an aggregate of 1,249,039 shares with a fair value of $1,170, and during Fiscal 2020, we issued an aggregate of 1,743,462 shares to our Lenders, with a fair value of $1,400, as payment of anniversary fees to our Lenders.

Refer to Note 11: Long-Term Debt to our Consolidated Financial Statements herein.

Operating Activities

During Fiscal 2022 and Fiscal 2021, net cash used in operating activities totaled $52,987 and $41,470, respectively, of which $37,206 and $28,961, respectively, was for purchases of uranium concentrates. Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments. During Fiscal 2020, net cash used in operating activities totaled $12,870, primarily for maintaining production readiness, mineral property expenditures and general and administrative expenses.

Financing Activities

During Fiscal 2022, net cash provided from financing activities totaled $157,266, primarily from net cash of $163,755 from the 2021 ATM Offerings and $4,259 from the exercises of stock options and share purchase warrants, offset by the payments of $557 for tax withholding amounts related to the issuance of RSU and PRSU shares, the principal payment of $10,000 to our remaining Lender under the Credit Facility and $191 for a promissory note.

During Fiscal 2021, net cash provided by financing activities totaled $84,458, primarily from net cash of $89,932 from various offerings, and $5,504 from the exercises of stock options and share purchase warrants, offset by the payments of $833 for tax withholding amounts related to the issuance of RSU shares, the principal payment of $10,000 to certain Lenders under the Credit Facility and $145 for a promissory note and a government loan. During Fiscal 2020, net cash provided by financing activities totaled $307 from certain government loans.

Investing Activities

During Fiscal 2022, net cash used by investing activities totaled $110,843, comprised of net cash used in the U1A Acquisition of $113,588, cash used in investment in equity securities of $15,215, cash used for investment in mineral rights and properties of $590 and cash used for the purchase of property, plant and equipment of $620, offset by cash proceeds of $9,980 from sales of equity securities, $9,171 from recovery of the Anfield Debt receivable and $19 from the disposition of assets.

During Fiscal 2021, net cash used by investing activities totaled $3,625, primarily for cash used in investment in term deposits of $10,000, cash used in the acquisition of URC shares of $3,397, cash used in the investment in mineral rights and properties of $80 and cash used in the purchase of property, plant and equipment of $148, offset by cash received from the redemption of term deposits of $10,000. During Fiscal 2020, net cash provided by investing activities totaled $11,671, primarily from cash received from the redemption of term deposits totaling $11,832, offset by cash used in the investment in mineral rights and properties of $80 and cash used in the purchase of property, plant and equipment of $84.

Stock Options and Warrants

As at July 31, 2022, the Company had 8,880,527 stock options outstanding at a weighted-average exercise price of $1.58 per share, and 3,615,454 share purchase warrants outstanding at a weighted-average exercise price of $1.92 per share. As at July 31, 2022, outstanding stock options and share purchase warrants, which were all in-the-money, represented a total 12,495,981 shares issuable for gross proceeds of approximately $21.0 million should these stock options and share purchase warrants be exercised in full. The exercise of these stock options and share purchase warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or share purchase warrants will be exercised in the future.

Plan of Operations

For Fiscal 2023, uranium extraction at PAA-1, 2 and 3 of our Palangana Mine and at the recently acquired Christensen Ranch Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures, and to remain in a state of operational readiness in anticipation of a recovery in uranium prices. In addition, we will continue the drilling program at our Burke Hollow Project.

Material Commitments

As at July 31, 2022, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$28,739	$214	$2,772	$4,998	$20,755
Operating Lease Obligations	1,656	291	217	173	975
Uranium Inventory Purchase Obligations	130,962	65,309	62,033	3,620	-
Other Loan Obligations - Principal and Interests	66	66	-	-	-
Total	$161,423	$65,880	$65,022	$8,791	$21,730

As at July 31, 2022, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S., Vancouver, British Columbia, Canada, and Paraguay for total monthly payments of $28. Office lease agreements for the U.S. and Canada expire between July 2023 and March 2027.

Commitments for Management Services

As at July 31, 2022, we were committed to paying our key executives a total of $888 per year for management services.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods. Areas requiring significant judgements, estimates and assumptions include the valuation of acquired mineral rights and properties, existence of impairment indicators for the Company’s long-lived assets, valuation and measurement of impairment losses on mineral rights and properties, valuation of recoverability of a credit loss, valuation of stock-based compensation and valuation of asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment. Actual results could differ significantly from those estimates and assumptions. The following summary provides a description of our critical accounting policies.

Mineral Rights and Exploration Stage

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves are established for that project.

We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines. However, we have not established proven or probable reserves for any of our uranium projects, including our ISR Mines. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining. As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain in the Exploration Stage and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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

Business Combination

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired and liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements. The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arise.

Equity Investments

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

Additionally, we hold certain equity investments in entities that we do not have the ability to exercise significant influence. These equity investments represent our ownership interests in certain entities, and therefore meet the definition of an equity security under ASC 321 Investments – Equity Securities and are measured at fair value at each period end, with unrealized holding gains or losses recorded to earnings.

Impairment of Long-lived Assets

Long-lived assets including mineral rights and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices; (iii) significant increase in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; (iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

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

Stock-based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards in our Consolidated Statements of Operations and Comprehensive Loss over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes Valuation Model. The fair value of RSUs is determined using the share price of the Company at the date of grant. The fair value of PRSUs is determined using a Monte Carlo Simulation Model. Stock-based compensation expense related to stock awards is recognized over the requisite service period on a graded vesting basis. Forfeitures are accounted for as they occur.

Subsequent Events

On June 13, 2022, we entered into of a definitive UEX Agreement with UEX pursuant to which UEC would acquire all of the issued and outstanding common shares of UEX in an all-share transaction by way of statutory plan of arrangement (the UEX Acquisition).   On June 21, 2022, under the UEX Agreement, we completed a private placement in UEX, whereby UEC acquired 11,627,907 UEX common shares at a price of CA$0.43 per UEX common share for total consideration of $3,867.  Subsequently, UEC acquired an additional 6,844,000 UEX common shares for total consideration of $1,914 by making purchases through the facilities of the Toronto Stock Exchange subject to and in accordance with applicable laws. As of July 31, 2022, we owned 18,471,907 UEX common shares, representing a 3% interest in UEX, with a fair value of $6,914. The investment in UEX was accounted for as investment in equity securities with a change in fair value of $1,132 recorded as unrealized gain in our consolidated statements of operations and comprehensive income.

Subsequent to July 31, 2022, we closed the UEX Acquisition under the Canada Business Corporations Act, pursuant to which UEC acquired all of the issued and outstanding common shares of UEX that we did not already own. The UEX Acquisition was approved at a special meeting of UEX securityholders held on August 15, 2022, and was subsequently approved by the Supreme Court of British Columbia on August 18, 2022. Pursuant to the terms of the UEX Acquisition, UEX shareholders received 0.090 common shares of UEC for each UEX common share held.  As a result, we issued 48,518,745 shares of UEC in exchange for the common shares of UEX that UEC did not already own. The UEX shares we owned before closing the UEX Acquisition were returned to treasury.

Subsequent to July 31, 2022, we sold 150,000 pounds of purchased uranium inventory for gross proceeds of $7,178 and entered into agreements to sell 600,000 pounds of purchased uranium inventory for gross proceeds of $30,675.

Subsequent to July 31, 2022, we issued 3,510,100 shares of the Company’s common stock under our 2021 ATM Offerings for net cash proceeds of $14,808 and received cash proceeds of $6,141 from the exercise of share purchase warrants.

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

Uranium Price Risk

We are subject to market risk related to the market price of uranium. As at July 31, 2022, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2022, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm (PCAOB ID 271);
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Income (Loss);
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021
Sales and service revenue	$78	$9,892	$13,191	$-
Gross profit	13	3,337	3,943	-
Net income (loss)	5,455	7,345	(5,474)	(2,074)
Total comprehensive income (loss)	5,390	7,206	(6,092)	(1,931)
Basic income (loss) per share	0.02	0.03	(0.02)	(0.01)
Diluted income (loss) per share	0.02	0.03	(0.02)	(0.01)
Total assets	354,247	330,793	302,217	232,719

	For the Quarters Ended
	July 31, 2021	April 30, 2021	January 31, 2021	October 31, 2020
Sales and service revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss	(1,798)	(4,590)	(3,461)	(4,964)
Total comprehensive loss	(2,226)	(4,097)	(2,975)	(4,901)
Basic loss per share	(0.01)	(0.02)	(0.02)	(0.03)
Diluted loss per share	(0.01)	(0.02)	(0.02)	(0.03)
Total assets	169,541	163,575	100,143	102,214

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DC&P”) (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. ICFR is a framework designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management has used the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”) in order to assess the effectiveness of the Company’s ICFR. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our ICFR was effective.

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

As at July 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in COSO. Based on that evaluation, the Company’s management concluded that, as of July 31, 2022, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which attestation report appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of September 27, 2022 are as follows:

Name	Age	Position with the Company
Amir Adnani	44	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	70	Chairman and a director
David Kong	76	Lead independent director
Vincent Della Volpe	80	A director
Ganpat Mani	75	A director
Gloria Ballesta	47	A director
Pat Obara	66	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	60	Executive Vice President

The following describes the business experience of each of our directors, including other directorships held in reporting companies.

Amir Adnani. Amir Adnani is a founder of the Company and has served as our President, Chief Executive Officer and a director since January 2005. Under his leadership, the Company has become one of the fastest growing uranium companies listed on the NYSE American with one of the largest resource bases of fully permitted ISR projects of any U.S.-based producer.

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

Mr. Adnani is the founder and Chairman of GoldMining Inc., a publicly-listed gold acquisition and development company and is a director of Gold Royalty Corp., a publicly-listed gold royalty company. Mr. Adnani also serves as the Chairman of Uranium Royalty Corp., a publicly-listed uranium royalty company. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and was a director of the university’s Alumni Association from 2015 to 2021.

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

Mr. Kong holds a Bachelor in Business Administration and earned his Chartered Accountant designation (CPA, CA) in British Columbia, Canada, in 1978. Mr. Kong was a partner at Ellis Foster, Chartered Accountants, from 1981 to 2004, before merging with EY (formerly Ernst & Young LLP), Chartered Professional Accountants, in 2005, where he was a partner until 2010. Mr. Kong is a certified director (ICD.D) of the Institute of Corporate Directors.

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

Gloria Ballesta. Gloria Ballesta has served on our Board of Directors since July 2018.  Ms. Ballesta is the Chief Executive Officer of Content Mode SAS, a contact center based in Colombia, since January 2016, and serves as a director of GoldMining Inc., a public company listed on the TSX and the NYSE American since August 2010. Ms. Ballesta has experience managing administrative and compliance procedures for spin-offs, take-overs and financings of various public companies. Ms. Ballesta holds an LLB (Hons.) from the CEU Cardenal Herrera University in Spain and a Master’s degree in Marketing and Business Management from ESIC School of Business in Spain.

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

Scott Melbye. Mr. Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 38-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of energy to meet the world’s ever-expanding needs.

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

Prior to this, Mr. Melbye spent 22 years with the Cameco Group of companies, both at their Saskatoon head office and with their U.S. subsidiaries. He most recently served as President of Cameco Inc., the subsidiary responsible for managing that company’s world-wide uranium marketing and trading activities (achieving annual sales exceeding 30 million pounds U3O8 through established relationships with most global nuclear utilities). Mr. Melbye’s previous experience includes uranium brokerage and trading at Nukem Inc. in New York, and nuclear fuel procurement at the Palo Verde Nuclear Generating Station in Arizona.

Mr. Melbye is currently the President of the Uranium Producers of America (“UPA”). The UPA is the domestic mining organization that advocates for U.S. Government policies supportive of national energy, and security and interests of a strong and competitive American uranium industry. He is also a past Chair of the Board of Governors of the World Nuclear Fuel Market. Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, United States and Canadian trade missions to markets such as Central Europe, China, India, United Arab Emirates and Mexico. Mr. Melbye has provided expert testimony before the U.S. House Oversight Committee on Department of Energy inventory dispositions, and the U.S. Senate Energy and Natural Resources Committee on regaining American nuclear leadership and foreign critical minerals dependency. In addition, he testified before the U.S. International Trade Commission on uranium imports from Kazakhstan following the dissolution of the Soviet Union. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

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

Audit Committee

Our Board of Directors has established an Audit Committee that operates under a written charter approved by the Board of Directors. Our Audit Committee has been structured to comply with Rule 10A-3 under the Exchange Act. Our Audit Committee is comprised of David Kong, Vincent Della Volpe and Gloria Ballesta, all of whom meet the audit committee member independence standards of the NYSE American. Mr. Kong is the Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Kong satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S-K of the rules of the SEC.

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

Corporate Governance and Nominating Committee

Our Board of Directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board of Directors. The Corporate Governance and Nominating Committee is comprised of Vincent Della Volpe, David Kong and Ganpat Mani. Mr. Della Volpe is the Chairperson of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE American.

The Corporate Governance and Nominating Committee is responsible for developing an appropriate approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of our Company, including recommending director candidates, review of Board of Director procedures, size and organization and monitoring of senior management with respect to governance issues.

The Corporate Governance and Nominating Committee identifies individuals believed to be qualified to become Board of Director members and recommends individuals to fill vacancies. There are no minimum qualifications for consideration for nomination to be a director of the Company. The Corporate Governance and Nominating Committee assesses all nominees using generally the same criteria. In nominating candidates, the Corporate Governance and Nominating Committee takes into consideration such factors as it deems appropriate, including skills, knowledge, experience and personal character, as well as the needs of the Company.

Director Time Commitments Policy

We have adopted a Director Time Commitments Policy (the “Director Time Commitments Policy”). The Director Time Commitments Policy provides that the Company’s non-executive Chairman and lead independent director shall be limited to serving on four public company boards, including the Company’s Board of Directors (excluding private companies and other non-public companies). The Company’s Corporate Governance and Nominating Committee evaluates on at least an annual basis the outside director time commitments of the Company’s non-executive Chairman and lead independent director. The Company’s non-executive Chairman and lead independent director affirm that they are in compliance with the Director Time Commitments Policy as of the date of this Annual Report. Our Director Time Commitments Policy can be viewed on our website at www.uraniumenergy.com.

Sustainability Committee

Our Sustainability Committee is comprised of David Kong, Vincent Della Volpe and Gloria Ballesta. Our Board of Directors has determined that each member of the Sustainability Committee meets the independence standards of the NYSE American. Mr. Kong is the Chairperson of the Sustainability Committee.

The Sustainability Committee is responsible for oversight of sustainability including environmental, social, health and safety matters. The Sustainability Committee is mandated to oversee the Company’s framework for the development of environmental, social, health and safety policies and programs and performance thereunder. The Sustainability Committee reports regularly to the Board of Directors.

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

Pursuant to the Diversity Policy, all Board of Directors and executive officer appointments will be based on merit, and the skill and contribution that the candidate is expected to bring to the Board of Directors and the executive team, with due consideration given to the benefits of diversity. Pursuant to the Diversity Policy, when considering the composition of, and individuals to nominate or hire to, the Board of Directors and the executive team, the Corporate Governance and Nominating Committee and the Board of Directors, as applicable, shall consider diversity from a number of aspects and including, but not limited to, gender, age, ethnicity and cultural diversity.  In addition, when assessing and identifying potential new members to join the Board of Directors or the executive team, the Corporate Governance and Nominating Committee and the Board of Directors, as applicable, considers the current level of diversity on the Board of Directors and the executive team.

The Corporate Governance and Nominating Committee and the Board of Directors are responsible for developing measurable objectives to implement the Diversity Policy and to measure its effectiveness. The Corporate Governance and Nominating Committee meets annually, or otherwise as applicable, to consider whether to set targets based on diversity for the appointment of individuals to the Board of Directors or the executive team, recognizing that, notwithstanding any targets set in any given year, the selection of diverse candidates will depend on the pool of available candidates with the necessary skills, knowledge and experience. The Corporate Governance and Nominating Committee and the Board of Directors have set a target of 30% female directors by the end of Fiscal 2023.

As at the date of this Annual Report, 67% of our Board of Directors identify as diverse based on ethnicity and 17% identify as female. 67% of our executive officers identify as diverse based on ethnicity, with 0% female representation. The Board of Directors believes that diversity will increase the effectiveness of the Board of Directors and the long-term performance of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2022 within two business days as required by the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our Board of Directors has established a Compensation Committee that operates under a written charter approved by the Board of Directors. The Compensation Committee is comprised of Vincent Della Volpe, David Kong and Gloria Ballesta. Mr. Della Volpe is the Chairperson of the Compensation Committee. All of the members of the Compensation Committee meet the compensation committee independence standards of the NYSE American. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The independence of the Compensation Committee members is re-assessed regularly by the Company.

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

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2022 the Compensation Committee once again retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2022 included:

●	compensation philosophy validation;
●	peer group review;
●	executive compensation review and recommendations for our Chief Executive Officer, Chief Financial Officer and Executive Vice President;
●	review and design of the annual non-equity incentive plan;
●	non-management director compensation review; and
●	review of compensation discussion and analysis in the Company’s proxy statement.

Fees paid for GGA’s services for our last two fiscal years were $27,067 and $43,417 for Fiscal 2021 and Fiscal 2022, respectively.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

In Fiscal 2022, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and non-management director total compensation plans.

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

Benchmarking Compensation and Peer Groups

In Fiscal 2022 the Compensation Committee commissioned a peer group review from GGA as part of a competitive compensation market update review of executive and director compensation in order to stay abreast of changes in the external market and to ensure that the Company continued to benchmark compensation with appropriate market comparators. In addition to external market trends, the Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, revised the Peer Group from the prior year to address changes in the external market and to better reflect our Company’s business. The Peer Group remained relatively consistent with the prior year and included uranium mining companies and other companies operating in the consumable fuels sector, primarily in North America, of similar size and having a market capitalization and/or total assets generally ranging between 0.25 times and four times that of the Company’s. The companies identified below were removed from or added to the Peer Group based on whether they met or continued to meet this selection criteria. The companies removed from the Peer Group were delisted or were smaller than the Company from a market capitalization perspective and were deemed to be less relevant to the Company. The companies added to the Peer Group aligned better to the Company based on their market capitalization and/or total assets. The Company’s market capitalization was positioned above the median of the Peer Group at the time of the GGA Recommendations. The Peer Group was used by the Compensation Committee to establish the compensation levels for the Company’s executive officers and its Board of Directors.

In Fiscal 2022, with the GGA Recommendations, our compensation philosophy aimed to align both our executive officers’ and Board of Directors’ compensation around the median of the Peer Group. At the time of the Peer Group review, the Company was positioned at the 60th percentile on a market capitalization basis, and at the 22nd percentile on a total assets basis compared with the Peer Group.

In Fiscal 2022, the following companies were removed from or added to the Peer Group:

Removed from the Peer Group	Added to the Peer Group
Contango Oil & Gas Company	Global Atomic Corporation
Silvercorp Metals Inc.	Gulfport Energy Corporation
UEX Corporation	Northern Oil and Gas, Inc.

In Fiscal 2022, the Peer Group was comprised of the following companies:

Peer Group
Centrus Energy Corp.	Global Atomic Corporation	Northern Oil and Gas, Inc.
Comstock Resources, Inc.	Gulfport Energy Corporation	PolyMet Mining Corp.
Denison Mines Corp.	IsoEnergy Ltd.	UR-Energy Inc.
Energy Fuels Inc.	NACCO Industries, Inc.
Fission Uranium Corp.	NexGen Energy Ltd.

Compensation Elements and Rationale

The Company’s executive compensation program consists of: base compensation; short-term incentive awards; and long-term incentive equity compensation.

Base Compensation

Base compensation is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base compensation is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

Effective on March 1, 2022 and again effective on August 1, 2022, the base compensation paid on an annual basis to our executive officers and to Mr. Adnani, respectively, was increased to position pay competitively with the market and to reflect the Company’s growth and performance.

The following table sets forth the direct and indirect base compensation paid to our executive officers on an annual basis at each quarter end for our Fiscal 2022 and thereafter.

	Fiscal 2022				Fiscal 2023
Name and Principal Position	October 31, 2021	January 31, 2022	April 30, 2022	July 31, 2022	As of the date hereof
Amir Adnani President and Chief Executive Officer	$440,000	$440,000	$462,000	$462,000	$478,000
Pat Obara Secretary, Treasurer and Chief Financial Officer	CA$180,000	CA$180,000	CA$189,000	CA$189,000	CA$189,000
Scott Melbye Executive Vice President	$250,000	$250,000	$262,500	$262,500	$262,500

The base compensation paid to our executive officers is more particularly described below under “Executive Services Agreements” herein.

Short-Term Incentive Awards

The short-term incentive plan (the “STIP”) is a variable component of compensation and has the objective of motivating the executive officers to achieve corporate objectives over a one-year period and to provide a means to reward the achievement of corporate milestones and fulfillment of the annual business plan. The STIP provides an opportunity for an annual cash payout based on performance relative to the achievement of corporate and individual performance goals and metrics. The STIP has a maximum payout opportunity, which is 200% of each executive officer’s target STIP.

The Compensation Committee establishes STIP performance goals, metrics, weightings and targets in the first quarter of each fiscal year. Each of our executive officers has a target STIP set as a percentage of their base compensation (each, a “Target Award”), with payouts based on a performance multiplier dependent on corporate and individual performance. The performance multiplier and payouts achieved can range between 0% and 200% of each Target Award. No payout is awarded if the Compensation Committee deems that the Company failed to achieve performance goals. To determine Target Awards our Compensation Committee considers the breadth, scope and complexity of each executive officer’s role, internal equity and whether the executive officer's incentive compensation is competitive relative to similarly situated executives at companies in our Peer Group.

The following sets forth the formula for payment of STIP awards.

The following sets forth the Target Awards expressed as a percentage of executive officer base compensation along with the corresponding corporate and individual performance weightings for Fiscal 2022. The performance weightings vary by position within the Company, with corporate performance having a higher weighting for more senior executive officers.

		Fiscal 2022 Target Award		Performance Weighting
Executive Officer	Base Compensation	% of Base Compensation	Target Award	Corporate	Individual
Amir Adnani President and Chief Executive Officer	$440,000	100%	$440,000	80%	20%
Pat Obara Secretary, Treasurer and Chief Financial Officer	CA$180,000	65%	CA$117,000	60%	40%
Scott Melbye Executive Vice President	$250,000	50%	$125,000	60%	40%

Performance Scorecard

The Compensation Committee establishes a performance scorecard in the first quarter of each fiscal year that sets out performance goals and metrics to guide and motivate the executives to execute on our strategy. At the end of each fiscal year, the Compensation Committee evaluates actual performance relative to the performance goals and metrics and recommends to the Board of Directors the payment of STIP awards. The Compensation Committee and the Board of Directors may exercise discretion to pay cash bonuses outside of the STIP and to not pay STIP awards even if performance awards are earned.

In the first quarter of Fiscal 2022, the Compensation Committee selected performance goals and metrics within a performance scorecard. At the end of Fiscal 2022, the Compensation Committee evaluated the performance achieved relative to the performance goals and metrics and assigned each of Messrs. Adnani and Obara an award at breakthrough for corporate and individual performance and assigned Mr. Melbye an award at breakthrough and target for corporate and individual performance, respectively. Mr. Adnani achieved an award at 200% of target. In order to achieve internal equity and to control costs, the Compensation Committee and the Board of Directors exercised negative discretion to reduce the payouts awarded to Messrs. Obara and Melbye to 164% and 120% of target, respectively.

The following sets forth the scorecard for Fiscal 2022.

	Weight		Performance Levels
Performance Metrics	Chief Executive Officer	Chief Financial Officer & Executive Vice President	Threshold (50% of Target Award)	Target (100% of Target Award)	Breakthrough (200% of Target Award)	Result	Payout
S-K 1300 Reporting	10%	7.5%	One TRS report	Two TRS reports	Three TRS reports	S-K 1300: Four TRS reports filed	Breakthrough
Production Growth	30%	22.5%	Increase production capabilities through strategic acquisition			Acquisition: Completed	Breakthrough

Balance Sheet	10%	7.5%	Strengthen the balance sheet to support growth initiatives with at least $50 million of liquid assets comprised of cash, and the fair value of physical uranium and equity holdings			Balance Sheet: Exceeded $70 million	Breakthrough
			$50 million	$60 million	$70 million
Burke Hollow Pre-Production Program	10%	7.5%	Develop and advance the Burke Hollow Project by completion of installation of the monitor well ring at Production Area 1			Burke Hollow: Completed	Breakthrough

ESG Program	10%	7.5%

Goal 1: Develop Greenhouse Gas Emissions Management Policy for UEC’s Texas projects

Goal 2: Create emissions inventory of all sources (mobile and stationary) for each Texas project and initiate fuel consumption tracking by individual source at each project

Goal 3: Identify, assess and calculate cost benefit analysis for emission reduction opportunities at UEC’s Texas projects

Goal 4: Setup a contract with electricity provider at Palangana to purchase renewable energy credits to ensure power to the project will be from renewal energy and all the Scope 2 emissions associated with that purchased power will be deducted from our total emissions footprint

						ESG Program: Four of four goals completed	Breakthrough
			Two of four goals	Three of four goals	Four of four goals
Total Recordable Injury and Illness Incidence Rate	10%	7.5%	Promote high performing safe environments with no recordable injuries Total Recordable Injury and Illness Incidence Rate: Zero			Rate: Zero	Breakthrough
Chief Executive Officer Individual Performance	20%	--	Chief Executive Officer: Exceeded Expectations			Individual Performance: Exceeded Expectations	Breakthrough
			Below Expectations	Met Expectations	Exceeded Expectations
Chief Financial Officer Individual Performance	--	40%	Chief Financial Officer: Exceeded Expectations			Individual Performance: Exceeded Expectations	Breakthrough
			Below Expectations	Met Expectations	Exceeded Expectations
Executive Vice President Individual Performance	--	40%	Executive Vice President: Met Expectations			Individual Performance: Met Expectations	Target
			Below Expectations	Met Expectations	Exceeded Expectations

The following sets forth the STIP awards paid to our executive officers for Fiscal 2022.

Executive Officer	Base Compensation	Fiscal 2022 Target Award		Performance		Fiscal 2022 STIP Payout(1)	% of Target
		% of Base Compensation	Target Award	Corporate	Individual
Amir Adnani President and Chief Executive Officer	$440,000	100%	$440,000	80% x 200%	20% x 200%	$880,000	200%
Pat Obara(2) Secretary, Treasurer and Chief Financial Officer	CA$180,000	65%	CA$117,000	60% x 200%	40% x 200%	$150,011	164%
Scott Melbye Executive Vice President	$250,000	50%	$125,000	60% x 200%	40% x 100%	$150,000	120%

Performance Goals and Metrics

The Compensation Committee selected the following performance goals and metrics within the Company’s performance scorecard on the belief that these performance goals and metrics were aligned with our corporate strategy and could be impacted by our executive officers. In Fiscal 2022, the payout opportunities for threshold, target and breakthrough performance levels were set at 50%, 100% and 200% of each Target Award, respectively, with interpolation between performance levels.

SEC S-K 1300 Reporting: The Compensation Committee selected this metric based on the belief that adopting the reporting requirements of S-K 1300 is important to the Company’s organizational development and is required for compliance with SEC regulations to provide our stockholders with a more comprehensive understanding of our mineral holdings. This metric represented 10%, 7.5% and 7.5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. Publication of two TRS reports represented the target level of performance, publication of one TRS report represented the threshold level of performance and publication of three TRS reports represented the breakthrough level of performance. The result was breakthrough performance at 200%. As of July 31, 2022 the Company had completed and filed four TRS reports respecting each of its Reno Creek, Wyoming Hub and Spoke, Anderson and Yuty Projects on February 8, 2022, April 4, 2022, July 12, 2022 and July 19, 2022, respectively.

Production Growth: The Compensation Committee selected this metric based on the belief that the acquisition of additional accretive uranium deposits will further potential production capacity and create stockholder value through higher production levels and lower production costs. This metric represented 30%, 22.5% and 22.5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. The U1A Acquisition represented a unique opportunity to acquire an advanced asset base from a subsidiary of Uranium One Inc., one of the global leaders in the nuclear energy industry, and to double the Company’s production capacity in three key categories: total number of permitted U.S. ISR projects; resources and processing infrastructure. Completion of the U1A Acquisition represented the breakthrough level of performance. No threshold or target award opportunities were established for this metric.  The result was breakthrough performance at 200%. On December 17, 2021 the Company completed the U1A Acquisition.

Balance Sheet: The Compensation Committee selected this metric based on the belief that strengthening the balance sheet with at least $50 million of liquid assets comprised of cash and the fair value of physical uranium and equity holdings is important to support the Company’s growth initiatives. This metric represented 10%, 7.5% and 7.5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. $60 million of liquid assets represented the target level of performance, $50 million of liquid assets represented the threshold level of performance and $70 million of liquid assets represented the breakthrough level of performance. The result was breakthrough performance at 200%.  As of July 31, 2022, the Company had liquid assets of $131 million.

Burke Hollow Pre-Production Program: The Compensation Committee selected this metric based on the belief that developing and advancing the Burke Hollow Project by completion of installation of the monitor well ring at PAA-1 is important to support the Company’s strategy to advance production-readiness. This metric represented 10%, 7.5% and 7.5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. Completion of installation of the monitor well ring represented the breakthrough level of performance. No threshold or target award opportunities were established for this metric. The result was breakthrough performance at 200%.  As of July 31, 2022, installation of the monitor well ring was completed.

ESG Program: The Compensation Committee selected this metric to support the Company’s commitment to being a responsible steward of our environment and the communities where we operate. This metric required the Company to: (i) develop a Greenhouse Gas Emissions Management Policy for the Company’s Texas projects; (ii) create an emissions inventory of all sources (mobile and stationary) for each Texas project and initiate fuel consumption tracking by individual source at each project; (iii) identify, assess and calculate a cost benefit analysis for emission reduction opportunities at the Company’s Texas projects; and (iv) setup a contract with our electricity provider at Palangana to purchase renewable energy credits to ensure power to the project will be from renewal energy and all the Scope 2 emissions associated with that purchased power will be deducted from our total emissions footprint. This metric represented 10%, 7.5% and 7.5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. The target level of performance required the Company to achieve any three of the four goals, the threshold level of performance required the Company to achieve any two of the four goals and the breakthrough level of performance required the Company to achieve all of the four goals. The result was breakthrough performance at 200%. As of July 31, 2022, the Company had achieved all of the four goals.

Total Recordable Injury and Illness Incidence Rate: The Compensation Committee selected this metric based on the belief that the total recordable Injury and Illness Incidence Rate (“IIR”) is critical to the Company’s overall approach to promoting high performing safe environments. The Company’s IIR is calculated by multiplying the total number of Occupational Safety and Health Administration (“OSHA”) recordable injuries and illnesses at our operations in the U.S. by 200,000 and dividing that result by the total number of hours worked by all employees at our operations in the U.S. In this formula, 200,000 represents the number of hours that would be worked by 100 employees working 40 hours per week, 50 weeks per year, and provides the standard base for calculating incidence rates for a year pursuant to OSHA guidance. This metric represented 10%, 7.5% and 7.5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. An IIR of zero represented the breakthrough level of performance. No threshold or target award opportunities were established for this metric. The result was breakthrough performance at 200%. The Company achieved an IIR of zero for Fiscal 2022, having no work-related fatalities, injuries or illnesses among employees at our operations in the U.S.

Individual Performance: The Compensation Committee made a subjective determination of individual performance for each executive officer to determine whether the executive officer earned an award for performance in Fiscal 2022.  This metric represented 20%, 40% and 40% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. Individual performance goals included maintaining a high performing leadership team, strategic planning and advancing growth objectives. Performance that qualified for an award at the threshold level was expected in normal operating circumstances, performance that qualified for an award at the target level was believed to be achievable only with additional efforts and results and performance that qualified for an award at the breakthrough level was determined to be achievable only with extraordinary efforts and results. The result was performance achieved at 200%, 200% and 100% for Messrs.. Adnani, Obara and Melbye respectively.

Review of Executive Officer Performance

On an annual basis, the Compensation Committee reviews the overall compensation package for our executive officers and evaluates executive officer performance relative to performance goals. The Compensation Committee has the opportunity to meet with the executive officers at various times throughout the year, which assists the Compensation Committee in forming its own assessment of each individual’s performance. The executive officers are not present during voting or deliberations of the Compensation Committee relating to their compensation. The Compensation Committee submits its recommendations regarding executive compensation to the Board of Directors for approval.

In Fiscal 2022 the following milestones were attained by the Company as a result of the success of the executives meeting their performance goals:

●

we completed the acquisition of U1A on December 17, 2021. The acquisition of U1A (now UEC Wyoming Corp.) represented a unique opportunity to acquire an advanced asset base from a subsidiary of Uranium One Inc., one of the global leaders in the nuclear industry, and to double the Company’s production capacity in three key categories: total number of permitted U.S. ISR projects; resources; and processing infrastructure;

●	we repaid the remaining $10 million balance of our secured Credit Facility on January 31, 2022 and are now completely debt free;

●

we completed and filed TRS reports in accordance with S-K 1300 disclosing mineral resources for each of our Reno Creek, Wyoming ISR Hub and Spoke, Anderson and Yuty Projects on February 8, 2022, April 4, 2022, July 12, 2022 and July 19, 2022, respectively;

●	we launched our ESG program and achieved several key milestones;

●	we completed installation of the monitor well ring at PAA-1 of our Burke Hollow Project;

●	the Company’s shares were included on the Russell 2000 and Russell 3000 indexes; and

●

we secured an additional 1,816,000 pounds of U.S. warehoused uranium, expanding our Physical Uranium Program to 5.5 million pounds U3O8, with delivery dates out to December 2025 at a volume weighted average price of approximately $37.30 per pound;

Subsequent to Fiscal 2022:

●

we completed and filed TRS reports in accordance with S-K 1300 disclosing mineral resources for each of our Texas ISR Hub and Spoke and our updated Wyoming ISR Hub and Spoke Projects on August 11, 2022 and September 14, 2022, respectively; and

●	we completed the acquisition of UEX on August 19, 2022, making us one of the largest diversified North American focused uranium companies.

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

In Fiscal 2019 the Compensation Committee considered the advice of GGA and the recommendations issued by leading independent proxy advisors and implemented a performance based long-term incentive award structure to more closely align pay with future performance.

In Fiscal 2020 performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PSOs. The PSOs vest over 36 months. The PSOs had a premium exercise price at the time of grant set at 21% above the fair market value of the Company’s stock price at the time of grant. The PSOs will only have value if the Company’s future stock price is accretive beyond the exercise price of the PSO awards.

In Fiscal 2021 and Fiscal 2022 performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs are measured based on the Company’s three year total stockholder return relative to the Global X Uranium ETF. The PRSUs cliff vest and settle based on the achievement of the performance criteria at the end of 36 months. The number of PRSUs that may vest at the end of 36 months is contingent on the level of performance achieved and ranges from 0% to 200% of the PRSU target number of units. Regardless of the relative TSR performance of the Company versus the Global X Uranium ETF TSR, if the Company’s absolute share price is negative between the grant date and the 36th month share price, the maximum number of PRSUs that can vest is capped at 100%.

The following table summarizes the vesting schedule for outstanding PRSUs.

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

In Fiscal 2021 and Fiscal 2022 long-term equity incentive plan awards were awarded to the executive officers in the form of RSUs, which vest over 36 months.

In Fiscal 2022 the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Peer Group and determined that RSUs and PRSUs were the most appropriate form of long-term equity incentive to grant in Fiscal 2022 due to market practice. The long-term equity incentive plan awards awarded to our executive officers in Fiscal 2022 are more particularly described below in the “Grants of Plan Based Awards” table.

The following table summarizes the pay mix for our executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2022:

	Base	Non-Equity Incentive Plan	Stock	At-Risk
	Compensation	& Cash Bonus (1)	Awards (2)	Pay
Name and Principal Position	Cash	(STIP)	(LTIP)	(STIP & LTIP)
Amir Adnani	19%	39%	42%	81%
President and Chief Executive Officer

Pat Obara	30%	31%	39%	70%
Secretary, Treasurer and Chief Financial Officer

Scott Melbye	38%	24%	38%	62%
Executive Vice President

Notes:

(1)	These amounts include discretionary bonuses comprising 1%, 2% and 2% of the pay mix for Messrs. Adnani, Obara and Melbye, respectively.
(2)	These amounts represent RSUs and PRSUs.

Other Non-Cash Compensation

The Company provides standard health benefits to its executive officers, including medical, dental and disability insurance.

The Company’s other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Executive Compensation

Amir Adnani, President and Chief Executive Officer

During Fiscal 2022, Amir Adnani, through an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control, was retained to provide certain services to the Company, and his direct and indirect compensation as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise to the Company.

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

Retirement, Resignation or Termination Plans

Company executive officers with contracts for services have notice requirements which permit pay in lieu of notice.

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

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure that our executive compensation program does not incentivize risk outside the Company’s risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

●	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;
●	retained an independent compensation advisor, GGA, to provide advice on the structure and levels of compensation for our executive officers and directors;
●	our STIP has a cap on the total amount of payment any position may receive;
●	the use of performance based long-term incentive compensation to encourage a focus on long-term corporate performance;
●	disclosure of executive compensation to stakeholders;
●	established a clawback policy applicable to all cash and equity incentive compensation; and
●	adoption of say-on-pay.

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

Stock Ownership Guidelines

We adopted Stock Ownership Guidelines for our executive officers to further align the interests of our executive officers and stockholders (the “Stock Ownership Guidelines”). The Stock Ownership Guidelines provide that each executive officer should attain a specified level of ownership of shares of the Company’s common stock equal to a multiple of their base compensation within five years of the executive officer’s first appointment to their role. The stock ownership requirement is three times (3x) base compensation for our President and Chief Executive Officer and one times (1x) base compensation for our other executive officers. The following table sets forth the total stock ownership and value thereof for each of our executive officers as of September 27, 2022.

Executive Officer	Total Stock Ownership	Total Value of Stock Owned (*)	Stock Ownership Requirement	Meets Stock Ownership Requirement
Amir Adnani President and Chief Executive Officer	3,555,101	$14,327,057	$1,434,000	Yes
Pat Obara Secretary, Treasurer and Chief Financial Officer	664,277	$2,677,036	CA$189,000	Yes
Scott Melbye Executive Vice President	752,781	$3,033,707	$262,500	Yes

Note:

(*)	The total value of stock owned is based on the $4.03 average closing price of our common stock for the 56 days preceding September 27, 2022.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2022 annual meeting of stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 96% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2022 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2022, there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended July 31, 2022, 2021 and 2020 (each a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)		Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani	2022	$449,167	$22,000	$964,705	(6)	$-	$880,000	$-	$-	$2,315,872
President and Chief Executive Officer	2021	440,000	300,000	895,553	(7)	-	-	-	-	1,635,553
	2020	341,496	-	728,000	(8)	419,169	-	-	-	1,488,665

Pat Obara (11)	2022	156,877	7,087	201,820	(6)	-	150,011	-	-	515,795
Secretary, Treasurer	2021	141,309	50,000	255,292	(7)	-	-	-	-	446,601
and Chief Financial Officer	2020	87,767	-	228,766	(9)	160,175	-	-	-	476,708

Scott Melbye	2022	263,862	12,500	264,893	(6)	-	150,000	-	-	691,255
Executive Vice President	2021	250,000	50,000	255,292	(7)	-	-	-	-	555,292
	2020	176,669	-	185,434	(10)	149,859	-	-	-	511,962

Notes:

(1)

These amounts represent fees paid by us to our Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below. For Fiscal 2021, these amounts include the following restitution payments: to Mr. Adnani: $71,507; to Mr. Obara: CA$25,112; and to Mr. Melbye: $27,944.

(2)	For Fiscal 2022, these amounts represent discretionary bonuses paid in the fiscal year.
(3)

For Fiscal 2022 and Fiscal 2021, these amounts represent the aggregate grant date fair value of RSUs and PRSUs. For Fiscal 2020, these amounts represent the aggregate grant date fair value of RSUs and, for Messrs. Obara and Melbye, the fair value of shares at the date of issuance. For Fiscal 2022, the grant date fair value of each RSU is $3.98 per share based on the most recent closing price of our common stock as of the grant date of July 29, 2022, and the grant date fair value of each PRSU is $4.8033 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 29, 2022: expected risk free interest rate: 2.80%; expected volatility: 90.90%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 76.89%. For Fiscal 2021, the grant date fair value of each RSU is $2.15 per share based on the most recent closing price of our common stock as of the grant date of July 21, 2021, and the grant date fair value of each PRSU is $2.48 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 21, 2021: expected risk free interest rate: 0.39%; expected volatility: 78.03%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 66.02%. For Fiscal 2020, the grant date fair value of each RSU is $0.91 per share based on the most recent closing price of our common stock as of the grant date of July 16, 2020.

(4)

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

(5)	These amounts represent cash awards under our STIP. These awards were paid in August 2022 after our year-end results were evaluated.
(6)	This amount represents the aggregate grant date fair value of RSUs and PRSUs granted on July 29, 2022.
(7)	This amount represents the aggregate grant date fair value of RSUs and PRSUs granted on July 21, 2021.
(8)	This amount represents the grant date fair value of the RSUs granted to Mr. Adnani on July 16, 2020.
(9)	These amounts include: (i) $14,916 for stock awards issued in lieu of cash compensation in order to reduce cash outlays; and (ii) $213,850 for RSUs granted to Mr. Obara on July 16, 2020.
(10)	These amounts include: (i) $30,734 for stock awards issued in lieu of cash compensation in order to reduce cash outlays; and (ii) $154,700 for RSUs granted to Mr. Melbye on July 16, 2020.
(11)

The Company pays Mr. Obara in Canadian currency. For the purpose of reporting the base compensation paid to Mr. Obara, the compensation was converted from Canadian currency to U.S. currency at the Bank of Canada rate for the years ended July 31st.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2022, as follows:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock and
Name	Award Type (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum	Stock or Units	Option Awards ($)
Amir Adnani	STIP	August 1, 2021	110,000	220,000	880,000	-	-	-	-	-
President and Chief Executive Officer	RSU	July 29, 2022	-	-	-	-	-	-	144,121	573,602	(3)
	PRSU	July 29, 2022	-	-	-	40,712	81,424	162,484	-	391,104	(4)
Pat Obara	STIP	August 1, 2021	28,511	57,022	182,473	-	-	-	-	-
Secretary, Treasurer and	RSU	July 29, 2022	-	-	-	-	-	-	30,151	120,001	(3)
Chief Financial Officer	PRSU	July 29, 2022	-	-	-	8,517	17,034	34,068	-	81,819	(4)
Scott Melbye	STIP	August 1, 2021	39,063	78,125	250,000	-	-	-	-	-
Executive Vice President	RSU	July 29, 2022	-	-	-	-	-	-	39,573	157,501	(3)
	PRSU	July 29, 2022	-	-	-	11,179	22,358	44,716	-	107,392	(4)

Notes:

(1)	STIP – refers to awards under the Short-Term Incentive Plan.
RSU – refers to restricted stock units granted under our Stock Incentive Plan.
PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.
(2)	These figures represent possible payouts pursuant to the STIP for Fiscal 2022.
(3)	The grant date fair value of each RSU is $3.98 per share based on the most recent closing price of our common stock as of the grant date of July 29, 2022.
(4)

The grant date fair value of each PRSU is $4.8033 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted: expected risk free interest rate: 2.80%; expected volatility: 90.90%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 76.89%.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2022, relating to equity awards that have been granted to the Named Executive Officers:

			Option Awards				Stock Awards
Name	Award Type (1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($) (5)
Amir Adnani	Option	August 22, 2017	165,000	-	1.28	August 22, 2022	-	-	-	-
President and	Option	July 25, 2018	400,000	-	1.53	July 25, 2023	-	-	-	-
Chief Executive	Option	July 30, 2019	550,000	-	0.9421	July 30, 2029	-	-	-	-
Officer	Option	July 16, 2020	150,000	-	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	566,666	283,334	1.10	July 16, 2030	-	-	-	-
	RSU	July 16, 2020	-	-	-		133,333	559,999	-	-
	RSU	July 21, 2021	-	-	-		156,977	659,303	-	-
	RSU	July 29, 2022	-	-	-		144,121	605,308	-	-
	PRSU	July 21, 2021	-	-	-		-	-	156,977	389,303
	PRSU	July 29, 2022	-	-	-		-	-	81,424	391,104

Pat Obara	Option	August 22, 2017	80,000	-	1.28	August 22, 2022	-	-	-	-
Secretary,	Option	July 25, 2018	100,000	-	1.53	July 25, 2023	-	-	-	-
Treasurer and	Option	July 30, 2019	200,000	-	0.9421	July 30, 2029	-	-	-	-
Chief Financial	Option	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
Officer	PSO	July 16, 2020	166,666	83,334	1.10	July 16, 2030	-	-	-	-
	RSU	July 16, 2020	-	-	-		39,166	164,497	-	-
	RSU	July 21, 2021	-	-	-		44,749	187,946	-	-
	RSU	July 29, 2022	-	-	-		30,151	126,634	-	-
	PRSU	July 21, 2021	-	-	-		-	-	44,749	110,978
	PRSU	July 29, 2022	-	-	-		-	-	17,034	81,819

Scott Melbye	Option	July 25, 2018	75,000	-	1.53	July 25, 2023	-	-	-	-
Executive	Option	July 30, 2019	125,000	-	0.9421	July 30, 2029	-	-	-	-
Vice President	Option	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	150,000	75,000	1.10	July 16, 2030	-	-	-	-
	RSU	July 16, 2020	-	-	-		56,666	237,997	-	-
	RSU	July 21, 2021	-	-	-		67,123	281,917	-	-
	RSU	July 29, 2022	-	-	-		39,573	166,207	-	-
	PRSU	July 21, 2021	-	-	-		-	-	44,749	110,978
	PRSU	July 29, 2022	-	-	-		-	-	22,358	107,392

Notes:

(1)	Option – refers to stock options granted under our Stock Incentive Plan.
PSO – refers to performance stock options granted under our Stock Incentive Plan.
RSU – refers to restricted stock units granted under our Stock Incentive Plan.
PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.
(2)

RSUs granted on July 16, 2020 vest one-half on July 16, 2021 and one-half in substantially equal installments on each of July 16, 2021, 2022 and 2023. RSUs granted on July 21, 2021 vest in substantially equal installments on each of July 21, 2022, 2023 and 2024. RSUs granted on July 29, 2022 vest in substantially equal installments on each of July 29, 2023, 2024 and 2025.

(3)	The value shown is based on the closing price of our common stock of $4.20 per share on July 29, 2022, the last business day of the fiscal year.
(4)

Represents unearned shares under target PRSUs granted on July 21, 2021 and on July 29, 2022. The PRSUs granted on July 21, 2021 cliff vest on July 21, 2024 depending on three-year relative TSR performance. The PRSUs granted on July 29, 2022 cliff vest on July 29, 2025 depending on three-year relative TSR performance.

(5)

The grant date fair value of each PRSU granted on July 21, 2021 is $2.48 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 21, 2021: expected risk free interest rate: 0.39%; expected volatility: 78.03%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 66.02%. The grant date fair value of each PRSU granted on July 29, 2022 is $4.8033 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 29, 2022: expected risk free interest rate: 2.80%; expected volatility: 90.90%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 76.89%.

Option Exercises and Stock Vested

The following table sets forth the value realized on stock options exercised and stock awards vested for the Named Executive Officers for Fiscal 2022:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2) ($)
Amir Adnani, President and Chief Executive Officer	-	-	822,496	3,288,090
Pat Obara, Secretary, Treasurer and Chief Financial Officer	-	-	265,098	1,065,017
Scott Melbye, Executive Vice President	65,000	139,100	142,308	558,292

Notes:

(1)	This amount represents the difference between the closing price of our common stock on the date of exercise and the exercise price of the stock option.

(2)

These amounts represent the number of RSUs and PRSUs vested multiplied by the closing price of our common stock on each of the vesting dates and is calculated before payment of any applicable withholding taxes.

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

Director Compensation

Our directors receive an annual retainer consisting of cash and equity compensation for their annual service. The value and form of equity awards granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to directors of other companies in the industry. In Fiscal 2022 RSUs, stock options and cash bonuses were awarded to the directors. The stock options vest over 24 months. The RSUs vest over 36 months.

The following table sets forth information relating to compensation paid to our directors for Fiscal 2022:

Name (1)	Fees Earned Or Paid In Cash	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Spencer Abraham	$153,125	$97,498	$97,544	$-	$-	$52,500	$400,667
David Kong	24,129	55,000	55,024	-	-	13,681	147,834
Vincent Della Volpe	30,625	45,002	45,020	-	-	11,500	132,147
Ganpat Mani	25,521	47,501	47,520	-	-	1,250	121,792
Gloria Ballesta	24,129	50,001	50,021	-	-	11,181	135,332

Notes:

(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)	These amounts represent the grant date fair value of RSUs granted on July 29, 2022. RSUs granted on July 29, 2022 vest in substantially equal installments on each of July 29, 2023, 2024 and 2025.
(3)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on July 29, 2022: exercise price: $3.98; expected risk free interest rate: 2.682%; expected annual volatility: 78.946%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $2.58.

(4)	These amounts represent discretionary bonuses paid in the fiscal year.

As at July 31, 2022, our directors held stock options to acquire an aggregate of 3,199,901 shares of our common stock as follows: Spencer Abraham: 69,920 stock options; Amir Adnani: 2,115,000 stock options including PSOs; David Kong: 230,776 stock options; Vincent Della Volpe: 227,735 stock options; Ganpat Mani: 261,735 stock options; and Gloria Ballesta: 294,735 stock options.

Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017, and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company and, prior to May 31, 2021, was to be compensated at a rate of $10,833 per month, paid in monthly installments, and $20,000 per year, paid in quarterly installments, for his services as a director of the Company. Effective on May 1, 2016 and again effective on April 1, 2020, the fees payable to Mr. Abraham were reduced on a non-accrued basis. Effective on October 1, 2020 and again effective on May 31, 2021, the fees payable to Mr. Abraham were reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 and again effective on March 1, 2022, the annual fee payable to Mr. Abraham was increased to $30,000 and $31,500, respectively. Effective on March 1, 2022 the monthly fee payable to Mr. Abraham was set at $10,500. The compensation paid to Mr. Abraham is more particularly described below under “Director Services Agreement”.

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

In Fiscal 2022 David Kong, Vincent Della Volpe, Ganpat Mani and Gloria Ballesta served as independent directors of the Company. Mr. Kong serves as the Company’s lead independent director and as Chairperson of the Company’s Audit Committee. Mr. Della Volpe serves as Chairperson of each of the Company’s Compensation Committee and Corporate Governance and Nominating Committee.

The Company’s independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees. In the first and second quarter of Fiscal 2022 the annual retainer fees paid to our independent directors were as follows: David Kong: CA$30,000 per year; Vincent Della Volpe: $30,000 per year; Ganpat Mani: $25,000 per year; and Gloria Ballesta: CA$30,000 per year.

Effective from March 1, 2022, the annual retainer fees paid to our independent directors were increased as follows: David Kong: CA$31,500 per year; Vincent Della Volpe: $31,500 per year; Ganpat Mani: $26,250 per year; and Gloria Ballesta: CA$31,500 per year.

The amounts listed above are all-inclusive retainer fees and there are no additional committee and/or chairperson fees or meeting attendance fees.

In addition to such retainers, our directors may, from time to time, receive bonus payments or equity compensation, which are granted on a discretionary basis. The amount of any bonus payments or the value and form of equity compensation granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to directors of other companies in the industry.

Standard retainer amounts paid to directors, as well as any bonus payments and equity compensation, are determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2022, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our CEO) was $94,858; and
●	the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $2,315,872.

Based on this information, for Fiscal 2022 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 24 to 1.

We believe our CEO Pay Ratio for Fiscal 2022 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short and long-term corporate performance. The ratio of our CEO’s base compensation to the base compensation of our median employee was approximately 24 to 1 because our compensation philosophy aims to position the fixed portion of our CEO’s compensation near the 50th percentile of his position per the review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards the CEO a mix of compensation with a higher variable component (i.e., annual bonus, PSOs, RSUs and PRSUs) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase shareholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2022 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;
●

we determined that, as of July 31, 2022, our employee population consisted of approximately 63 individuals working for us and our consolidated subsidiaries, with approximately 60% of these individuals located in the United States, 21% in Canada and 19% in Paraguay. This population consisted of our full-time employees. We do not have part-time, temporary and seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2022 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2022. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2022;
●	no adjustments were made for cost-of-living differences;
●	an average exchange rate for the U.S. dollar for Fiscal 2022 was applied to compensation reported in a foreign currency; and
●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $94,858. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our “Summary Compensation Table” included above.

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

Pursuant to the terms and provisions of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (ii) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective on May 1, 2016, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis, from its original and stated amount to $30,600, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis from its original and stated amount to $16,830. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Adnani Corp. was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 and again effective on March 1, 2022, the monthly fee payable to Adnani Corp. was increased to $36,666 and $38,500, respectively. Effective on August 1, 2022, the monthly fee payable to Adnani Corp. was increased to $39,833.

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

The Adnani Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Adnani, in which case the Company shall be obligated to provide a termination package to Adnani Corp. or Mr. Adnani’s estate as follows, provided that Adnani Corp. is or was in compliance with the relevant terms and conditions of the Adnani Agreement: (i) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. or Mr. Adnani’s estate within 14 calendar days of the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; and (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension.

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

Pursuant to the terms and provisions of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee of $20,833. In consultation with the Compensation Committee and Board of Directors, effective on May 1, 2016, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis, from its original and stated amount to $18,750. Effective on June 1, 2016, a portion of monthly fees were paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis from its original and stated amount to $12,187.50. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Mr. Melbye was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on March 1, 2022, the monthly fee payable to Mr. Melbye was increased to $21,875.

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

Pursuant to the terms and provisions of the Obara Agreement: (i) Mr. Obara provides various services to the Company which are in addition to his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer; and (ii) we shall pay to Mr. Obara a monthly fee of CA$13,750. In consultation with the Compensation Committee and Board of Directors, effective on May 1, 2016, the monthly fee payable to Mr. Obara was reduced on a non-accrued basis, from its original and stated amount to CA$12,375, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Obara was reduced on a non-accrued basis from its original and stated amount to CA$8,043.75. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Mr. Obara was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 and again effective on March 1, 2022, the monthly fee payable to Mr. Obara was increased to CA$15,000 and CA$15,750, respectively.

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

Pursuant to the Abraham Agreement: (i) Mr. Abraham was appointed as non-executive Chairman of our Board of Directors and shall provide duties to us commensurate with his position; (ii) we shall pay to Mr. Abraham a monthly fee of $10,833; and (iii) we shall pay to Mr. Abraham an annual fee of $20,000 in connection with his tenure as a director of our Company.

In consultation with the Compensation Committee and Board of Directors, effective on May 1, 2016: (i) the monthly fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $9,750, of which a portion was paid in shares of common stock in lieu of cash; and (ii) the annual fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $18,000, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time. Effective on April 1, 2020, due to the COVID-19 pandemic: (i) the monthly fee payable to Mr. Abraham was reduced on a non-accrued basis from its original and stated amount to $6,337.50; and (ii) the annual fee payable to Mr. Abraham was reduced on a non-accrued basis, from its original and stated amount to $11,700. Effective on October 1, 2020 and again effective on May 31, 2021: (i) the monthly fee payable to Mr. Abraham was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively; and (ii) the annual fee payable to Mr. Abraham was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 and again effective on March 1, 2022, the annual fee payable to Mr. Abraham was increased to $30,000 and $31,500, respectively. Effective on March 1, 2022, the monthly fee payable to Mr. Abraham was set at $10,500.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 27, 2022, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and
●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 345,766,062 shares of common stock outstanding as of September 27, 2022.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following September 27, 2022, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Executive Officers:
Amir Adnani 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	5,224,767 (2)	1.5%
Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	571,667 (3)	*
David Kong 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	320,469 (4)	*
Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	499,198 (5)	*
Ganpat Mani 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	404,018 (6)	*
Gloria Ballesta 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	326,985 (7)	*
Pat Obara 1030 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 2Y3	1,255,943 (8)	*
Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	1,227,781 (9)	*
All directors and executive officers as a group (8 persons)	9,830,828 (10)	2.8%
Major Stockholders:
State Street Corporation 1 Lincoln Street Boston, MA, U.S.A., 02111	27,131,990 (11)	7.9%
BlackRock, Inc. 55 East 52nd Street New York, NY, U.S.A., 10055	16,796,041 (12)	5.0%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date hereof. As of September 27, 2022, there were 345,766,062 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 3,555,101 shares of our common stock, (ii) 3,000 shares of our common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 1,666,666 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 566,937 shares of our common stock and (ii) stock options to purchase 4,730 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(4)	This figure represents (i) 130,586 shares of our common stock and (ii) stock options to purchase 189,883 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(5)	This figure represents (i) 309,380 shares of our common stock and (ii) stock options to purchase 189,818 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(6)	This figure represents (i) 215,064 shares of our common stock and (ii) stock options to purchase 188,954 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(7)	This figure represents (i) 74,394 shares of our common stock and (ii) stock options to purchase 252,591 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(8)	This figure represents (i) 664,277 shares of our common stock and (ii) stock options to purchase 591,666 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(9)	This figure represents (i) 752,781 shares of our common stock and (ii) stock options to purchase 475,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(10)

This figure represents (i) 6,271,520 shares of our common stock and (ii) stock options to purchase 3,559,308 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(11)	This information is based on a Schedule 13G filed with the SEC by State Street Corporation on January 10, 2022.
(12)	This information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on February 3, 2022.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2022, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which a related person had or will have a direct or indirect material interest.

During Fiscal 2022 and Fiscal 2021, we incurred $9,171 and $77,033, respectively, in general and administrative expenses due to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company.  Our President and Chief Executive Officer does not sit on any of our Board of Directors’ key committees: Audit Committee; Compensation Committee; Corporate Governance and Nominating Committee; or Sustainability Committee. Blender is an award-winning design agency and a leader of investor marketing in North America. Blender works with over 500 private and publicly traded companies on all major stock exchanges including the NYSE, NASDAQ and TSX.

At July 31, 2022, amounts owed to Blender totaled $3,205 (July 31, 2021: $843).  These amounts are unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2022 and 2021.  Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2022	Year Ended July 31, 2021
Audit Fees	$464,943	$270,347
Audit Related Fees	-	-
Tax Fees	138,787	33,521
Total	$603,730	$303,868

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, PricewaterhouseCoopers LLP, for Fiscal 2022.

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

2.5	Purchase Agreement between Uranerz Energy Corporation and Uranium Energy Corp., dated November 1, 2017 (47)
2.6	Share Purchase Agreement between Uranium One Investments Inc. and Uranium Energy Corp., dated November 8, 2021 (60)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (30)
4.1	Form of Indenture (27)
4.2	Form of Indenture (40)
4.3	Description of Registrant’s Securities *
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)

10.13	Uranium Mining Lease dated August 24, 2005 (11)
10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)
10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)
10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29	2009 Stock Incentive Plan, as amended on May 25, 2010(13)
10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)
10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated October 25, 2011(18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. dated November 7, 2011(19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated February 28, 2012(20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)
10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41	2013 Stock Incentive Plan (25)
10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)

10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)
10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47	2014 Stock Incentive Plan (31)
10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49	2015 Stock Incentive Plan (33)
10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)
10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)
10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham *
10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)
10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)
10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)
10.59	Form of Warrant (38)
10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)
10.61	2016 Stock Incentive Plan (39)
10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)
10.63	Form of Warrant (41)
10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)
10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 (46)
10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)
10.67	Royalty Purchase Agreement between Uranium Energy Corp. and Uranium Royalty Corp., dated August 20, 2018 (49)
10.68	2018 Stock Incentive Plan (48)

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
10.77

Engagement Agreement, dated as of March 16, 2022, as amended on March 18, 2022, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, Haywood Securities Inc., TD Securities (USA) LLC and Roth Capital Partners, LLC(57)

10.78	Form of Securities Purchase Agreement, dated as of March 17, 2022, by and between Uranium Energy Corp. and the investors in the offering(57)
10.79	Engagement Agreement, dated as of April 5, 2022, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC.(58)
10.80	Form of Securities Purchase Agreement, dated as of April 5, 2022, by and between Uranium Energy Corp. and the investors in the offering.(58)
10.81

At The Market Offering Agreement, dated May 14, 2022 by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, TD Securities (USA) Inc., Haywood Securities (USA) Inc., Roth Capital Partners, LLC, Eight Capital and BMO Capital Markets Corp.(59)

10.82	Settlement Agreement between Anfield Energy Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.83	Property Swap Agreement between Anfield Energy Inc., ARH Wyoming Corp., Highbury Resources Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.84	Arrangement Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 13, 2022 (64)
10.85	Form of Lock-up Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and certain Consenting Shareholders of UEX Corporation, dated June 13, 2022 (64)
10.86	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 23, 2022 (67)
10.87	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 5, 2022 (68)
10.88	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 15, 2022 (70)
21.1	Subsidiaries of Uranium Energy Corp. *
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP *
23.2	Consent of Benjamin J. Schiffer *
23.3	Consent of Western Water Consultants, Inc. *
23.4	Consent of Douglas L. Beahm *
23.5	Consent of Clyde L. Yancey *
23.6	Consent of BRS, Inc. *
23.7	Consent of Victor Fernandez-Crosa *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
96.1	Technical Report Summary Mineral Resource Report Reno Creek Project Campbell County, WY, effective date December 31, 2021 (61)
96.2	Technical Report Summary Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY, USA, dated March 31, 2022(62)
96.3	Anderson Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Yavapai County, Arizona, USA; effective date July 1, 2022 (65)
96.4	Yuty Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Paraguay, SA; effective date July 1, 2022 (66)
96.5	Technical Report Summary Mineral Resource Report Texas Hub and Spoke ISR Project, TX USA, effective date August 2, 2022 (69)
96.6	SK-1300 Technical Report Summary Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, effective date September 13, 2022 (71)

101.1NS 101.SCH	Inline XBRL Instance Document Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

*	Filed herewith.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.
(55)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2020.
(56)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2020.
(57)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(58)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 8, 2021.
(59)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on May 17, 2021.
(60)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 9, 2021.
(61)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 8, 2022.
(62)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 5, 2022.
(63)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 13, 2022.
(64)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2022.
(65)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 12, 2022.
(66)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 19, 2022.
(67)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2022.
(68)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2022.
(69)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2022.
(70)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 15, 2022.
(71)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 14, 2022.

Item 16. Form 10-K Summary

None.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Reports of Independent Registered Public Accounting Firms (Firm ID 271)

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Uranium Energy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. and its subsidiaries (together, the Company) as of July 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended July 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Acquisition of Uranium One Americas, Inc. - Valuation of the mineral rights and properties

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired all of the issued and outstanding shares of Uranium One Americas, Inc. on December 17, 2021 for total cash consideration of $128,495 thousand, which resulted in $110,693 thousand of mineral rights and properties being recorded. The acquisition was accounted for as a business combination. Management prepared a discounted cash flow model and applied significant judgment in determining the fair value of the mineral rights and properties, including the use of significant assumptions related to future uranium prices, production based on current estimates of recoverable mineral resources, future operating costs and capital expenditures, and the discount rate. The Company’s estimates of recoverable mineral resources are based on information prepared by qualified persons (management’s specialists).

The principal considerations for our determination that performing procedures relating to the acquisition of Uranium One Americas, Inc. - valuation of the mineral rights and properties is a critical audit matter are: (i) the significant judgment by management, including the use of management’s specialists, in determining the fair value of the mineral rights and properties, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the valuation of the mineral rights and properties including the significant assumptions related to future uranium prices, production based on current estimates of recoverable mineral resources, future operating costs and capital expenditures and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the mineral rights and properties, including controls over the development of significant assumptions related to future uranium prices, production based on current estimates of recoverable mineral resources, future operating costs and capital expenditures and the discount rate. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for determining the fair value of the mineral rights and properties. Testing management’s process included evaluating the appropriateness of the discounted cash flow model, testing the completeness and accuracy of the data provided by management and evaluating the reasonableness of the significant assumptions related to the future uranium prices, production based on current estimates of recoverable mineral resources, future operating costs and capital expenditures, and the discount rate. Evaluating the reasonableness of the future uranium prices assumption involved comparing those prices to external market and industry data. Evaluating the reasonableness of future operating costs and capital expenditures involved comparing these costs and expenditures to historical operating costs and capital expenditures to operate the mineral rights and properties of comparable mineral rights and properties. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the production based on current estimates of recoverable mineral resources. As a basis for using this work, the management’s specialists’ qualifications were understood and the Company’s relationship with management’s specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists and an evaluation of management’s specialists’ findings. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and the discount rate assumption.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

September 29, 2022

We have served as the Company's auditor since 2020.

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars)

	Note(s)	July 31, 2022	July 31, 2021

CURRENT ASSETS
Cash and cash equivalents	3,8	$32,536	$44,313
Inventories	3,5	66,570	29,172
Prepaid expenses and deposits	3	2,871	1,434
Other current assets		214	126
TOTAL CURRENT ASSETS		102,191	75,045

MINERAL RIGHTS AND PROPERTIES	3,6	181,948	63,784
PROPERTY, PLANT AND EQUIPMENT	3,7	20,234	7,358
RESTRICTED CASH	3,8	7,251	2,038
EQUITY-ACCOUNTED INVESTMENT	9	24,177	20,730
INVESTMENT IN EQUITY SECURITIES	4,17,21	14,834	-
OTHER NON-CURRENT ASSETS	3	3,612	586
TOTAL ASSETS		$354,247	$169,541

CURRENT LIABILITIES
Accounts payable and accrued liabilities	10	$8,162	$2,764
Other current liabilities	3,13	336	430
Current portion of long-term debt	11	-	10,075
TOTAL CURRENT LIABILITIES		8,498	13,269

ASSET RETIREMENT OBLIGATIONS	3,12	17,276	3,939
OTHER NON-CURRENT LIABILITIES	3,13	1,028	337
DEFERRED TAX LIABILITIES		536	541
TOTAL LIABILITIES		27,338	18,086

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 289,638,307 shares issued and outstanding (July 31, 2021 - 236,796,866)	14	289	237
Additional paid-in capital		613,179	441,990
Share issuance obligation		-	360
Accumulated deficit		(286,373)	(291,625)
Accumulated other comprehensive income		(186)	493
TOTAL EQUITY		326,909	151,455
TOTAL LIABILITIES AND EQUITY		$354,247	$169,541

SUBSEQUENT EVENTS	5,14,21

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in thousands of U.S. dollars, except per share data)

		Year Ended July 31,
	Note(s)	2022	2021	2020
SALES AND SERVICE REVENUE	16	$23,161	$-	$-
COST OF SALES AND SERVICES	16	(15,868)	-	-
GROSS PROFIT		7,293	-	-

OPERATING COSTS
Mineral property expenditures	6	10,154	4,479	4,582
General and administrative	15	15,026	12,640	9,442
Acquisition-related costs	3	3,444	-	-
Depreciation, amortization and accretion	6,7,12	1,379	393	310
TOTAL OPERATING COSTS		30,003	17,512	14,334
LOSS FROM OPERATIONS		(22,710)	(17,512)	(14,334)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(1,519)	(2,880)	(3,462)
Income from equity-accounted investment	9	4,126	5,205	2,968
Debt receivable recovery	4	18,342	-	-
Gain on settlement of debt receivable	4	1,780	-	-
Gain (loss) on disposition of assets	4	6,427	(2)	2
Unrealized loss on equity securities	4,17,21	(1,898)	-	-
Realized gain on equity securities		547	-	-
Other income		152	372	210
OTHER INCOME (EXPENSES)		27,957	2,695	(282)
INCOME (LOSS) BEFORE INCOME TAXES		5,247	(14,817)	(14,616)

DEFERRED TAX BENEFIT		5	4	6
NET INCOME (LOSS) FOR THE YEAR		5,252	(14,813)	(14,610)

OTHER COMPREHENSIVE (LOSS) INCOME
Translation (loss) gain	9	(679)	613	(133)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME		(679)	613	(133)
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE YEAR		$4,573	$(14,200)	$(14,743)

NET INCOME (LOSS) PER SHARE	18
Basic		$0.02	$(0.07)	$(0.08)
Diluted		$0.02	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		271,019,472	210,295,992	183,041,766
Diluted		280,102,073	210,295,992	183,041,766

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

		Year Ended July 31
	Note(s)	2022	2021	2020
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net income (loss) for the year		$5,252	$(14,813)	$(14,610)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	15	4,681	5,471	3,493
Depreciation, amortization and accretion	6,7,12	1,379	393	310
Amortization of long-term debt discount	11	525	1,376	1,670
Income from equity-accounted investment	9	(4,126)	(5,205)	(2,968)
Debt receivable recovery	4	(18,342)	-	-
Gain on settlement of debt receivable	4	(1,780)	-	-
(Gain) loss on disposition of assets	4	(6,427)	2	(2)
Unrealized loss on equity securities	4,17,21	1,898	-	-
Realized gain on equity security		(547)	-	-
Gain on loan extinguishment		-	(286)	-
Deferred tax benefits		(5)	(4)	(6)
Changes in operating assets and liabilities
Inventories	5	(37,206)	(28,961)	-
Prepaid expenses and deposits		(1,398)	(113)	454
Other current assets		17	(6)	146
Accounts payable and accrued liabilities		3,262	669	(1,281)
Other liabilities		(170)	7	(76)
NET CASH USED IN OPERATING ACTIVITIES		(52,987)	(41,470)	(12,870)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	14	168,014	95,436	-
Repayments of long-term debt	11	(10,000)	(10,000)	-
Repayments of other loans		(191)	(145)	-
Proceeds from government loans		-	-	307
Cash paid for withholding amounts on RSU and PRSU shares		(557)	(833)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		157,266	84,458	307

INVESTING ACTIVITIES
Net cash used in U1A Acquisition	3	(113,588)	-	-
Investment in mineral rights and properties	6	(590)	(80)	(80)
Purchase of property, plant and equipment		(620)	(148)	(84)
Purchase of additional interest in equity-accounted investment		-	(3,397)	-
Investment in term deposits		-	(10,000)	-
Investment in equity securities	4,21	(15,215)	-	-
Proceeds from redemption of term deposits		-	10,000	11,832
Proceeds from debt receivable recovery	4	9,171	-	-
Proceeds from sale of equity security		9,980	-	-
Proceeds from disposition of assets		19	-	3
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(110,843)	(3,625)	11,671

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(6,564)	39,363	(892)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR		46,351	6,988	7,880
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	8	$39,787	$46,351	$6,988

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2021	236,796,866	$237	$441,990	$360	$(291,625)	$493	$151,455
Common stock
Issued as anniversary fees for credit facility	161,594	-	600	-	-	-	600
Issued under ATM offering, net of issuance costs	47,507,536	48	163,707	-	-	-	163,755
Issued upon vesting of RSUs and PRSUs	628,803	-	(2,188)	(360)	-	-	(2,548)
Issued upon exercise of stock options	2,152,095	2	932	-	-	-	934
Issued upon exercise of warrants	1,771,869	2	3,323	-	-	-	3,325
Issued for acquisition of mineral properties	111,864	-	426	-	-	-	426
Stock-based compensation
Common stock issued for consulting services	56,273	-	187	-	-	-	187
Common stock issued under Stock Incentive Plan	451,407	-	1,478	-	-	-	1,478
Amortization of stock-based compensation	-	-	2,724	-	-	-	2,724
Net income for the year	-	-	-	-	5,252	-	5,252
Other comprehensive loss	-	-	-	-	-	(679)	(679)
Balance, July 31, 2022	289,638,307	$289	$613,179	$-	$(286,373)	$(186)	$326,909

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2019	180,896,431	$181	$336,048	$187	$(262,202)	$13	$74,227
Common stock
Issued as anniversary fees for credit facility	1,743,462	2	1,398	-	-	-	1,400
Issued (accrued) upon vesting of RSUs and PRSUs	105,844	-	(154)	104	-	-	(50)
Stock-based compensation
Common stock issued for consulting services	380,933	-	351	-	-	-	351
Common stock issued under Stock Incentive Plan	1,509,200	2	1,308	(187)	-	-	1,123
Amortization of stock-based compensation	-	-	2,085	-	-	-	2,085
Warrants
Issued for consulting services	-	-	23	-	-	-	23
Net loss for the year	-	-	-	-	(14,610)	-	(14,610)
Other comprehensive loss	-	-	-	-	-	(133)	(133)
Balance, July 31, 2020	184,635,870	185	341,059	104	(276,812)	(120)	64,416
Common stock
Issued under direct offerings, net of issuance costs	26,136,364	26	52,515	-	-	-	52,541
Issued under ATM offering, net of issuance costs	15,934,606	16	35,219	-	-	-	35,235
Issued as anniversary fees for credit facility	1,249,039	1	1,169	-	-	-	1,170
Issued (accrued) upon vesting of RSUs and PRSUs	536,361	1	(1,255)	256	-	-	(998)
Issued upon exercise of stock options	3,326,255	3	1,913	-	-	-	1,916
Issued upon exercise of warrants	3,692,865	4	3,585	-	-	-	3,589
Stock-based compensation
Common stock issued for consulting services	312,302	-	953	-	-	-	953
Common stock issued under Stock Incentive Plan	973,204	1	1,593	-	-	-	1,594
Amortization of stock-based compensation	-	-	3,260	-	-	-	3,260
Warrants
Issued in connection with ATM offering	-	-	1,518	-	-	-	1,518
Issued in connection with a direct offering as issuance costs	-	-	461	-	-	-	461
Net loss for the year	-	-	-	-	(14,813)	-	(14,813)
Other comprehensive income	-	-	-	-	-	613	613
Balance, July 31, 2021	236,796,866	$237	$441,990	$360	$(291,625)	$493	$151,455

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

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

As at July 31, 2022, we had working capital (current assets less current liabilities) of $93,693 including cash and cash equivalents of $32,536 and uranium inventory holdings of $66,160. Subsequent to July 31, 2022, we received further cash proceeds of $14,808 under the 2021 ATM Offerings (refer to Note 14: Capital Stock).  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date that our audited consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and are presented in thousands of United States dollars. All inter-company transactions and balances have been eliminated upon consolidation.

Certain financial statement line items have been reclassified to conform with current year’s presentation.

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana and Christensen Ranch Mines (collectively, the “ISR Mines”). We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including our ISR Mines. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines. As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

Beginning with our annual report on Form 10-K for the year ended July 31, 2022, we report our mineral holdings in accordance with the SEC’s S-K 1300.

Since we commenced extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

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

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

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

Business Combination

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired and liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements (the “income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (the “market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (the “cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.  Areas requiring significant judgements, estimates and assumptions include the valuation of acquired mineral rights and properties, existence of impairment indicators for the Company’s long-live assets, valuation and measurement of impairment losses on mineral rights and properties, valuation of recoverability of a credit loss, valuation of stock-based compensation and asset retirement obligations. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment.  Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of our Company, including its subsidiaries, is the United States dollar. Our subsidiaries, UEC Resources Ltd., UEC Resources (SK) Ltd. and Cue Resources Ltd., maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A., Metalicos Y No Metalicos S.R.L. and Trier S.A. maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with ASC 830: Foreign Currency Matters, the financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and term deposits with an original maturity of three months or less.

Fair Value Measurement

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

●

Level 2 - Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, quoted prices or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

●	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, are carried at cost, which approximate their fair values due to the immediate or short-term maturity. Investments in equity securities are carried at fair value. Other loans payable and long-term debt are carried at amortized costs which approximate their respective fair values.

Inventories

Inventories are comprised of supplies, work-in-progress and uranium concentrates (“U3O8”) from production and purchased uranium concentrates from the market. Expenditures related to the extraction and processing of uranium concentrates and depreciation and depletion charges of extraction and processing plant and equipment are capitalized as work-in-progress and uranium concentrates from production. Costs of purchased uranium concentrates include the purchase price and other direct costs incurred during the purchase process.

Inventories are carried at the lower of cost or net realizable value and are charged to cost of sales using the average costing method.

Equity Investments

Investments in an entity in which our ownership is greater than 20% but less than 50%, or where other facts and circumstances indicate that we have the ability to exercise significant influence over the operating and financing policies of an entity, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-accounted investments are recorded initially at cost and adjusted subsequently to recognize our share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. We periodically evaluate whether declines in fair values of our equity investments below the carrying value are other-than-temporary and, if so, whether an impairment loss is required.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Additionally, we hold certain equity investments in entities that we do not have the ability to exercise significant influence. These equity investments represent our ownership interests in certain entities, and therefore meet the definition of an equity security under ASC 321 Investments – Equity Securities and are measured at fair value at each period end, with unrealized holding gains or losses recorded to earnings.

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

Mineral Rights

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves, as defined by the SEC under S-K 1300, are established for that project.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated to their estimated residual values using the straight-line method over their estimated useful lives, as follows:

●	Plant and processing facilities: 10 to 21 years;
●	Mining and logging equipment and vehicles: 5 to 10 years;
●	Computer equipment: 3 years;
●	Furniture and fixtures: 5 years; and
●	Buildings: 20 years.

Impairment of Long-Lived Assets

Long-lived assets including mineral rights and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors including significant decreases in uranium or titanium prices; significant increases in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

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

Asset retirement obligations consist of estimated final well closure, plant and equipment decommissioning and removal and environmental remediation costs to be incurred by our Company in the future. The asset retirement obligation is estimated based on the current costs escalated at an inflation rate and discounted at a credit adjusted risk-free rate at inception. The asset retirement obligations are capitalized as part of the costs of the underlying assets and amortized over its remaining useful life. The asset retirement obligations are accreted to an undiscounted value until they are settled. The accretion expenses are charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

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

Revenue Recognition

Our revenues are primarily derived from the sale of U3O8 that we purchased under our Physical Uranium Program.  The sales contracts specify the quantity to be delivered, the price, payment terms and the year of the delivery.  Ten days before the scheduled delivery date, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

Stock-Based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards over the requisite service period of employees or consultants.  The fair value of stock options is determined using the Black-Scholes Valuation Model.  The fair value of restricted stock units (“RSU”s) is determined using the share price of the Company at the date of grant.  The fair value of performance based restricted stock units (“PRSU”s) is determined using the Monte Carlo Simulation Model.  Stock-based compensation expense related to stock option awards is recognized over the requisite service period on a graded vesting basis.  Forfeitures are accounted for as they occur.

The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company’s performance and related tax impacts.

Earnings (Loss) Per Common Share

Basic earnings or loss per share includes no potential dilution and is computed by dividing the earnings or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflect the potential dilution of securities that could share in the earnings or loss of our Company. Dilutive securities are excluded from the calculation of our diluted weighted average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss from continuing operations.

NOTE 3:	ACQUISITION OF URANIUM ONE AMERICAS, INC.

On December 17, 2021, we completed the acquisition of all the issued and outstanding shares of Uranium One Americas, Inc. (“U1A”), a Nevada corporation, from Uranium One Investments Inc., a subsidiary of Uranium One Inc., for total cash consideration of $128,495 (the “U1A Acquisition”). Subsequent to the completion of the U1A Acquisition, we changed the name of U1A to UEC Wyoming Corp. (“UEC Wyoming”) and, in conjunction therewith, we also changed the name of U1A’s wholly-owned subsidiary, Uranium One USA Inc., a Delaware corporation, to UEC Uranium Corp.

The UEC Wyoming Portfolio consists of the Irigaray Processing Facility, the Christensen Ranch Mine and the Ludeman, Antelope, Moore Ranch and Barge Projects located in Wyoming, which creates a Wyoming hub-and-spoke operation for the Company.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

The U1A Acquisition was accounted for as a business combination with UEC identified as the acquirer. The Company’s judgement that the U1A Acquisition is a business combination is based on the Company’s assessment that substantially all the fair value of the assets are not concentrated in a single asset or group of similar assets. In accordance with the acquisition method of accounting, the purchase price has been assigned to the assets acquired, and the liabilities assumed, based on their estimated fair values at the acquisition date. In connection with the U1A Acquisition, we incurred acquisition-related costs of $3,444, which were expensed in Fiscal 2022.

As of July 31, 2022, we had completed the analysis to assign fair values to all assets acquired and liabilities assumed and, therefore, the purchase price allocation for the U1A Acquisition is final.

The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed for the U1A Acquisition as at July 31, 2022:

Consideration paid
Cash	$125,593
Working capital adjustment (1)	2,902
Total consideration paid	$128,495

Assets acquired and liabilities assumed
Cash & cash equivalents (1)	$1,183
Prepaid expenses and deposits (1)	1,550
Other current assets (1)	73
Inventories (1)	192
Mineral rights and properties (2)	110,693
Property, plant and equipment (3)	13,004
Restricted cash	13,755
Debt receivable (4)	-
Other non-current assets (5)	1,613
Total assets	142,063

Accounts payable and accrued liabilities (1)	96
Other liabilities (5)	765
Asset retirement obligations (6)	12,707
Total liabilities	13,568
Total net assets	$128,495

Notes:

(1)

The working capital adjustment represents the working capital of U1A at the date of the U1A Acquisition, which was comprised of: (i) cash and cash equivalents of $1,183; (ii) prepaid expenses and deposits of $1,550; (iii) other current assets of $73; (iv) inventories of $192; and (v) accounts payable and accrued liabilities of $96.  The fair value of these working capital items approximates their respective carrying values at the date of the acquisition.

(2)

The fair value of mineral rights and properties was determined using the discounted cash flow model (being the net present value of expected future cash flows).  Expected future cash flows are based on estimates of future uranium prices, production based on current estimates of recoverable mineral resources, future operating costs and capital expenditures and the discount rate.  The Company’s estimates of recoverable mineral resources are based on information prepared by qualified persons (management’s specialists).

(3)	The fair value of property, plant and equipment was determined using a replacement cost approach.
(4)

Other non-current assets included certain material and supply inventories classified as non-current and ROU assets associated with U1A’s operating leases. The fair value of long-term inventory was determined to approximate its carrying value. ROU assets and lease liabilities for operating leases are measured based on the present value of the future lease payments over the remaining lease terms at the acquisition date.

(5)

The fair value of asset retirement obligations was measured based on the expected costs and timing for final well closure, plant and equipment decommissioning and removal, and environmental remediation, which are discounted to present value using credit adjusted risk-free rates.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Since it has been consolidated from December 17, 2021, UEC Wyoming’s net income of $15,616, primarily resulted from the recovery of the Anfield Debt, and operating costs of $4,206 were included in the Company’s consolidated statements of operations and comprehensive income for Fiscal 2022.

The following unaudited proforma financial information presents consolidated results assuming the U1A Acquisition occurred on August 1, 2020.

	Year Ended July 31,
	2022	2021
Sales and service revenue	$23,298	$192
Net income (loss) for the year	2,626	(21,945)

NOTE 4:	ANFIELD DEBT SETTLEMENT AND PROPERTY SWAP

In connection with the U1A Acquisition, we acquired certain indebtedness totaling $18,342 due from Anfield, which was owed to U1A prior to the closing of the U1A Acquisition (the “Anfield Debt”). We assigned a value of $Nil to the Anfield Debt net of the expected credit loss on the preliminary purchase price allocation given that the probability of the Anfield Debt being collectable was remote at December 17, 2021.

On April 19, 2022, we entered into a debt settlement agreement (the “Settlement Agreement”) and a property swap agreement (the “Swap Agreement”; and together with the Settlement Agreement, the “Anfield Agreements”) with Anfield to settle the Anfield Debt. Pursuant to the Anfield Agreements, the Anfield Debt was settled by the payment by Anfield to UEC of $9,171 in cash and the issuance by Anfield to UEC in units of Anfield (each, an “Anfield Unit”) with a deemed value of $9,171, with each such Anfield Unit being comprised of one common share in the capital of Anfield (each, an “Anfield Common Share”) and one Anfield Common Share purchase warrant (each whole such warrant being an “Anfield Warrant”). Each Anfield Warrant entitles UEC to acquire one Anfield Common Share at a price of CA$0.18 until May 12, 2027 (collectively, the “Anfield Debt Settlement”). Completion of the Anfield Agreements was contingent on Anfield raising additional financing.

On June 7, 2022, we closed the Anfield Debt Settlement whereby we received $9,171 in cash and Anfield Units, being comprised of 96,272,918 Anfield Common Shares with a fair value of $7,702 and 96,272,918 Anfield Warrants with a fair value of $3,249. As a result, UEC owns approximately 16% of Anfield’s outstanding shares.

Anfield Common Shares were measured using the Anfield share price of US$0.08 per share at the date of issuance. Anfield Warrants were measured at US$0.03 per share using the Black-Sholes Valuation Model at the date of issuance with the following assumptions.

Expected Risk Free Interest Rate	2.93%
Annual Volatility	64.94%
Life in Years	4.94
Expected Annual Dividend Yield	0%

Our investment in Anfield Common Shares and Anfield Warrants are accounted for as Investment in Equity Securities with changes in fair value charged to Unrealized Gain or Loss from Equity Securities on our consolidated statements of operations and comprehensive income.

Consequently, we reversed the entire expected credit loss on the debt receivable and recognized a recovery on debt receivable of $18,342 on our consolidated statements of operations and comprehensive income.  The fair value of the cash and the Anfield Common Shares and Anfield Warrants totaled $20,122, which exceeded the amounts of $18,342 previously written off at the date of U1A Acquisition by $1,780.  In accordance with ASC 326 Financial Instruments – Credit Loss, as amended by ASU 2019-04, “expected recoveries of amounts previously written off and expected to be written off shall be included in the valuation account and shall not exceed the aggregate of amounts previously written off and expected to be written off by an entity.”  As a result, we recorded a gain of $1,780 on settlement of the Anfield Debt receivable on our consolidated statements of operations and comprehensive income.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Concurrent with the Anfield Debt Settlement, we completed the Swap Agreement whereby we have received from Anfield 25 ISR uranium projects with a fair value of $6,500 located in Wyoming in exchange for the Company’s  Slick Rock Project and Long Park Project located in Colorado with a total carrying value of $92.  The Property Swap was considered a nonmonetary transaction, and in accordance with ASC 850 – Nonmonetary Transactions, the accounting for nonmonetary transactions should be based on the fair values of the assets involved. The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss is recognized on the exchange.  The fair value of properties we surrendered was estimated to be $6,500 using the discounted cash flow model.  As a result, we recorded a gain of $6,408 on disposition of assets on our consolidated statements of operations and comprehensive income.

NOTE 5:	INVENTORIES

As at July 31, 2022, we held 1,800,000 pounds of purchased uranium concentrate inventory. Costs of inventory consisted of the following:

	July 31, 2022	July 31, 2021
Material and supplies	$232	$33
Uranium concentrates from production	178	178
Purchased uranium inventories	66,160	28,961
	$66,570	$29,172

As at July 31, 2022, our uranium inventory purchase commitments over the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2023	1,721,000	$65,309
Fiscal 2024	895,000	38,913
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	3,316,000	$130,962

Subsequent to July 31, 2022, we sold 150,000 pounds of purchased uranium inventory for gross proceeds of $7,178 and entered into agreements to sell 600,000 pounds of purchased uranium inventory for gross proceeds of $30,675 with delivery dates in October 2022.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

NOTE 6:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at July 31, 2022, we had mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium. As at July 31, 2022, annual maintenance payments of approximately $4.2 million were required to maintain these mineral rights.

As at July 31, 2022, the carrying value of these mineral rights and properties was as follows:

	July 31, 2022	July 31, 2021
Mineral Rights and Properties
Palangana Mine	$6,028	$6,028
Goliad Project	8,689	8,689
Burke Hollow Project	1,496	1,496
Anderson Project	3,470	3,470
Workman Creek Project	1,000	900
Reno Creek Project	31,528	31,528
Christensen Ranch Mine	39,062	-
Ludeman Project	32,306	-
Antelope Project	29,855	-
Moore Ranch Project	4,972	-
Irigaray Project	1,362	-
Barge Project	3,136	-
Gas Hills Project	980	-
Nine Mile Project	954	-
Charlie Project	905	-
Diabase Project	982	547
Yuty Project	11,947	11,947
Oviedo Project	1,133	1,133
Alto Paraná Titanium Project	1,933	1,433
Other Properties	4,139	540
	185,877	67,711
Accumulated Depletion	(3,930)	(3,930)
	181,947	63,781

Databases and Land Use Agreements	2,459	2,459
Accumulated Amortization	(2,458)	(2,456)
	1	3
	$181,948	$63,784

We have not established proven or probable reserves, as defined by the SEC under the S-K 1300, for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines. Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Mineral property expenditures incurred on our projects were as follows:

	Year Ended July 31,
	2022	2021	2020
Mineral Property Expenditures
Palangana Mine	$1,060	$890	$1,343
Burke Hollow Project	3,647	1,446	1,130
Goliad Project	240	237	190
Anderson Project	108	79	71
Workman Creek Project	33	33	33
Reno Creek Project	821	672	597
Christensen Ranch Mine	1,257	-	-
Ludeman Project	219	-	-
Antelope Project	70	-	-
Moore Ranch Project	143	-	-
Barge Project	37	-	-
Yuty Project	86	31	66
Oviedo Project	619	372	350
Alto Paraná Titanium Project	574	199	230
Other Mineral Property Expenditures	1,240	520	572
	$10,154	$4,479	$4,582

United States Projects

●	Palangana Mine, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Palangana Mine. These agreements are subject to certain royalty and overriding royalty interests indexed to the sale price of uranium and generally have an initial five-year term with extension provisions.

During Fiscal 2022 and Fiscal 2021, we continued with reduced operations at the Palangana Mine to capture residual uranium only.  As a result, no depletion for the Palangana Mine was recorded on our consolidated financial statements.

●	Goliad Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Goliad Project. These agreements are subject to certain fixed royalty interests based on net proceeds from sales or indexed to the sales price of uranium and have an initial five-year term with extension provisions.

●	Burke Hollow Project, Texas

We hold various mining lease and surface use agreements granting us the exclusive right to explore, develop and mine for uranium at the Burke Hollow Project. These agreements are subject to fixed royalty interests based on net proceeds from sales and have an initial five-year term with extension provisions.

●	Anderson Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims and state leases at the Anderson Project located in Yavapai County, Arizona.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

●	Workman Creek Project, Arizona

We hold an undivided 100% interest in contiguous mineral lode claims in the Workman Creek Project located in Gila County, Arizona. The Workman Creek Project is subject to a 3.0% net smelter royalty requiring an annual advance royalty payment of $50 for 2016 and 2017, and $100 thereafter. We have an exclusive right and option to acquire 1.5% of the net smelter royalty for $1,000 at any time until January 21, 2024. Additionally, certain individuals hold an option to acquire a 0.5% net smelter royalty exercisable by paying the Company the sum of $333 at any time until January 21, 2024. We have made all required payments.

●	Reno Creek Project, Wyoming

The Reno Creek Project consists of U.S. federal mineral lode claims, state mineral leases, various private mineral leases and certain surface use agreements which grant us the exclusive right to explore, develop and mine for uranium.

During Fiscal 2022, we acquired the following projects through the U1A Acquisition. The fair value of these projects was determined using a discounted cash flow model, being the net present value of expected future cash flows. Refer to Note 3: Acquisition of Uranium One Americas, Inc.

●	Christensen Ranch Mine, Wyoming

The Christensen Ranch Mine consists of U.S. federal mineral lode claims, state mineral leases and private mining and surface use agreements, which grant us the exclusive right to explore, develop and mine for uranium. These state mineral leases and the mining and surface use agreements are subject to certain royalty interests based on gross proceeds from sales of uranium, and have terms ranging from 10 years to the life of the mine (through end of mining and final reclamation) if held by production.

●	Irigaray Project, Wyoming

The Irigaray Project consists of U.S. federal mineral lode claims, state mineral leases and private mining and surface use agreements which grant us the exclusive right to explore, develop and mine for uranium. These state mineral leases and the mining and surface use agreements are subject to certain royalty interests based on gross proceeds from sales of uranium, and have terms ranging from 10 years to the life of the mine, through end of mining and final reclamation, if held by production.

●	Ludeman Project, Wyoming

The Ludeman Project consists of various U.S. federal mineral lode claims, state mineral leases and private mining and surface use agreements which grant us the exclusive right to explore, develop and mine for uranium. These state mineral leases and the mining and surface use agreements are subject to certain royalty interests based on gross proceeds from sales or indexed to the sales price of uranium, and have terms ranging from 10 years to the life of the mine, if held by production.

●	Moore Ranch Project, Wyoming

The Moore Ranch Project consists of U.S. federal mineral lode claims, state mineral leases and private mining and surface use agreements which grant us the exclusive right to explore, develop and mine for uranium. The state mineral leases and the mining and surface use agreements are subject to certain royalty interests based on gross proceeds from sales or indexed to the sales price of uranium, and have terms ranging from 10 years to the life of the mine, if held by production.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

●	Barge Project, Wyoming

The Barge Project consists of U.S. federal mineral lode claims which grant us the exclusive right to explore, develop and mine for uranium. We currently do not have a surface use agreement, therefore there are no royalty requirements at this time.

●	Antelope Project, Wyoming

The Antelope Project consists of U.S. federal mineral lode claims along with several state mineral leases. Only the state leases are subject to royalty interests based on gross proceeds from sales, not the mineral lode claims. The state leases have a term of 10 years and the federal mineral claims are held by payment on an annual basis.

During Fiscal 2022, we acquired the following projects through the Swap Agreement with Anfield. The allocated fair value of these projects was determined based on the identified or historic resources. Refer to Note 4: Anfield Debt Settlement and Property Swap.

●	Gas Hills Project, Wyoming

The Gas Hill Project consists of U.S. federal mineral lode claims and several state mineral leases. Only the state leases are subject to royalty interests based on gross proceeds from sales of uranium, not the mineral lode claims. The state leases have a term of 10 years and the federal mineral claims are held by payment on an annual basis.

●	Nine Mile Project, Wyoming

The Nine Mile Lake Project consists of U.S. federal mineral lode claims, state mineral leases private mineral leases and surface use agreements. The state mineral leases and the private mining and surface use agreements are subject to certain royalty interests based on gross proceeds from sales of uranium, and have terms ranging from 10 years to the life of the mine, through end of mining and final reclamation, if held by production.

●	Charlie Project, Wyoming

The Charlie Project consists of a single State of Wyoming mining lease. The state mineral lease is subject to a royalty interest based on gross proceeds from sales of uranium, with a lease term of 10 years, extendable for the life of exploration and mining. The mineral leases and surface use agreements are subject to certain royalty interests based on gross proceeds from sales of uranium, with terms ranging from five to 20 years, some of which have extension provisions.

Canadian Project

●	Diabase Project, Canada

During Fiscal 2022, we entered into property purchase agreements whereby we acquired 10 mineral claims as additions to our existing Diabase Project (the “Diabase Additions”) located on the southern rim of the Athabasca Basin uranium district in Saskatchewan, Canada. In connection with the Diabase Additions, we paid total consideration of $435, which consisted of 111,864 shares with a fair value of $426 and transaction costs of $9. As a result of these claims being added to our existing Diabase Project, the carrying value of our Diabase Project increased to $982 ( July 31, 2021: $547).

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Paraguay Projects

During Fiscal 2018 and Fiscal 2019, we had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the former MOPC took the position that certain concessions forming part of the Company’s Yuty and Alto Paraná Projects were not eligible for extension as to exploration or continuation to exploitation in their current stages.  While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions.

●	Yuty Project, Paraguay

The Yuty Project is a property under one exploitation concession and is subject to an overriding royalty of $0.21 per pound of uranium produced from the Yuty Project.

●	Oviedo Project, Paraguay

The Oviedo Project is a property under one exploration permit and is subject to a 1.5% gross overriding royalty over which we have an exclusive right and option at any time to acquire 0.5% for $167 and a right of first refusal to acquire all or any portion of the remaining 1.0%.

●	Alto Paraná Titanium Project, Paraguay

The Alto Paraná Titanium Project is a property under certain titanium mineral concessions located in the departments of Alto Paraná and Canindeyú in Paraguay.  The Alto Paraná Titanium Project is subject to a 1.5% net smelter returns royalty. We have the right, exercisable to July 2023, to acquire 0.5% of the net smelter royalty at a purchase price of $500.

During Fiscal 2022, the Company exercised its option to acquire one-half percent of the net smelter returns royalty payable on its Alto Paraná Project for total consideration of $500 pursuant to the terms of a Net Smelter Returns Royalty Agreement under a Share Purchase and Option Agreement as entered between UEC and CIC Resources Inc. in March 2016.   The consideration of $500 paid for this option exercise was capitalized to mineral rights and properties and added to the carrying value of the Alto Paraná Titanium Project.

NOTE 7:         PROPERTY, PLANT AND EQUIPMENT

During Fiscal 2022, in connection with the U1A Acquisition, we acquired a satellite plant located at the Christensen Ranch Mine, a central processing plant (the “Irigaray Processing Facility”) and various equipment with a total fair value of $13,004 (refer to Note 3: Acquisition of Uranium One Americas, Inc.). The recently acquired plants, facility and equipment have an estimated useful life of three to 21 years and will be depreciated using the straight-line method over their respective useful lives.

As at July 31, 2022, property, plant and equipment consisted of the following:

	July 31, 2022			July 31, 2021
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and Processing Facilities	$18,964	$(1,306)	$17,658	$6,643	$(851)	$5,792
Mining Equipment	2,777	(2,382)	395	2,355	(2,313)	42
Logging Equipment and Vehicles	2,666	(1,851)	815	1,924	(1,775)	149
Computer Equipment	360	(313)	47	326	(284)	42
Furniture and Fixtures	190	(177)	13	185	(172)	13
Buildings	298	(72)	226	298	(58)	240
Land	1,080	-	1,080	1,080	-	1,080
	$26,335	$(6,101)	$20,234	$12,811	$(5,453)	$7,358

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

NOTE 8:	RESTRICTED CASH

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

As at July 31, 2022, restricted cash consisted of the following:

	July 31, 2022	July 31, 2021
Balance, beginning of year	$2,038	$1,839
Restricted cash received from U1A Acquisition	13,755	-
(Release) addition of surety bond collateral	(8,550)	199
Interest received	8	-
Balance, end of year	$7,251	$2,038

During Fiscal 2022, we received $8,550 as a result of the partial release of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility.

Cash, cash equivalents and restricted cash are included in the following accounts:

	July 31, 2022	July 31, 2021	July 31, 2020
Cash and cash equivalents	$32,536	$44,313	$5,149
Restricted cash	7,251	2,038	1,839
Total cash, cash equivalents and restricted cash	$39,787	$46,351	$6,988

NOTE 9:	EQUITY-ACCOUNTED INVESTMENT

As at July 31, 2022, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 15.5% ( July 31, 2021: 18.1%) interest in URC.  In addition, two of our officers are members of URC’s board of directors, and one is also an executive officer of URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during Fiscal 2022.  Should URC’s outstanding options and warrants be fully exercised, UEC’s ownership interest would decrease from 15.5% to 13.0%.

URC is a public company listed on the TSX Venture Exchange with the trading symbol URC.V and on NASDAQ with the trading symbol UROY. As at July 31, 2022, the fair value of our investment in URC was approximately $43.7 million.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the changes in carrying value of our equity-accounted investment are summarized as follows:

Balance, July 31, 2019	$8,680
Share of loss from URC	(89)
Gain on dilution of ownership interest	3,057
Translation loss	(133)
Balance, July 31, 2020	11,515
Addition	3,397
Share of income from URC	732
Gain on dilution of ownership interest	4,473
Translation gain	613
Balance, July 31, 2021	20,730
Share of income from URC	153
Gain on dilution of ownership interest	3,973
Translation loss	(679)
Balance, July 31, 2022	$24,177

During Fiscal 2021, we participated in an equity financing and acquired an additional 1,000,000 common shares of URC at a price of CA$4.10 per share for total consideration of $3,397.

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we recorded a gain on dilution of ownership interest of $3,973, $4,473 and $3,057, respectively, as a result of URC issuing more shares from its equity financings and the exercises of certain of URC’s share purchase warrants.

During Fiscal 2022 and Fiscal 2020, we recorded a translation loss of $679 and $133, respectively, whereas during Fiscal 2021 we recorded a translation gain of $613, as a result of translating the ending balance of the equity-accounted investment denominated in Canadian Dollars to U.S. Dollars using the period end exchange rates, which was included in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 10:	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at July 31, 2022, accounts payable and accrued liabilities consisted of the following:

	July 31, 2022	July 31, 2021
Trade payables	$2,019	$1,301
Accrued purchases	1,497	459
Accrued payroll liabilities	3,946	418
Liabilities assumed from prior acquisitions	700	586
	$8,162	$2,764

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

NOTE 11:	LONG-TERM DEBT

As at July 31, 2022, our long-term debt consisted of the following:

	July 31, 2022	July 31, 2021
Balance, beginning of year	$10,075	$19,869
Amortization of discount and accrued fees	525	1,376
Payment of anniversary fees	(600)	(1,170)
Principal repayment	(10,000)	(10,000)
Balance, end of year	$-	$10,075

During Fiscal 2021, we made voluntary principal payments totaling $10,000 to certain Lenders, and during Fiscal 2022, we repaid the remaining $10,000 principal amount to the remaining Lender, which decreased the principal balance outstanding to $Nil as at July 31, 2022 under our Credit Facility.

Pursuant to the terms of our Third Amended and Restated Credit Agreement, during Fiscal 2022, we issued 161,594 shares with a fair value of $600 as payment of anniversary fees to our remaining Lender. During Fiscal 2021, we issued an aggregate of 1,249,039 shares with a fair value of $1,170, and during Fiscal 2020, we issued an aggregate of 1,743,462 shares with a fair value of $1,400, as payments of anniversary fees to the Lenders.

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the amortization of debt discount and accrued fees totaled $525, $1,376 and $1,670, respectively, which was recorded as interest expense and included in our Consolidated Statements of Operations and Comprehensive Income (Loss). During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we paid $409, $1,255 and $1,627, respectively, in cash for interest on our long-term debt.

NOTE 12:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project and Alto Paraná Titanium Project, as well as our recently acquired Christensen Ranch Mine and Irigaray Processing Facility pursuant to the U1A Acquisition.

	July 31, 2022	July 31, 2021
Balance, beginning of year	$3,939	$3,735
Accretion	630	204
Assumed from U1A Acquisition	12,707	-
Balance, end of year	$17,276	$3,939

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2022			July 31, 2021
Undiscounted amount of estimated cash flows	$28,739			$8,221

Payable in years	1	to	23	9	to	21
Inflation rate	1.56%	to	5.32%	1.56%	to	2.17%
Discount rate	3.72%	to	6.35%	5.50%	to	5.96%

During Fiscal 2022, we assumed ARO of $12,707 related to the Christensen Ranch Mine and Satellite Plant and the Irigaray Processing Facility as a result of the U1A Acquisition. The estimated timing of cash flows for the remediation and decommissioning activities ranges from one year to 23 years from the date of U1A Acquisition.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2023	$214
Fiscal 2024	1,300
Fiscal 2025	1,472
Fiscal 2026	2,489
Fiscal 2027	2,509
Remaining balance	20,755
$28,739

NOTE 13:	LEASE LIABILITIES

The Company primarily has operating leases for corporate offices and processing facilities with a remaining term of 1.0 to 21.9 years as at July 31, 2022.  The lease for the processing facilities has an evergreen option that can continue for so long as they are in operation.  Short-term leases, which have an initial term of 12 months or less, are not recorded on our Consolidated Balance Sheets.

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, total lease expenses include the following components:

	Year Ended July 31,
	2022	2021	2022
Operating Leases	$274	$220	$230
Short-term Leases	1,401	607	445
Total Lease Expenses	$1,675	$827	$675

As at July 31, 2022 and 2021, the weighted average remaining lease term was 16.5 and 17.0 years, and the weighted average discount rate was 4.52% and 4.74%, respectively.

During Fiscal 2022, Fiscal 2021, and Fiscal 2020, cash paid for amounts included in the measurement of operating lease liabilities totaled $472, $252 and $176, respectively.

Minimum future lease payments under operating leases with terms longer than one year are as follows:

Fiscal 2023	$291
Fiscal 2024	113
Fiscal 2025	104
Fiscal 2026	104
Fiscal 2027	69
Thereafter	975
Total lease payments	1,656
Less: imputed interest	(472)
Present value of lease liabilities	$1,184

Current portion of lease liabilities	$244
Non-current portion of lease liabilities	$940

Current lease liabilities are included in Other Current Liabilities, and non-current liabilities are included in Other Non-Current Liabilities in our Consolidated Balance Sheets.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

NOTE 14:	CAPITAL STOCK

Equity Financing

On September 23, 2020, we completed our September 2020 Offering of 12,500,000 units at a price of $1.20 for gross proceeds of $15,000. Each unit was comprised of one share of our Company and one-half of one share purchase warrant, and each whole warrant entitles its holder to acquire one share at an exercise price of $1.80 per share, exercisable immediately upon issuance and expiring 24 months from the date of issuance. In connection with the September 2020 Offering, we also issued compensation share purchase warrants to agents as part of share issuance costs to purchase 583,333 shares of our Company exercisable at an exercise price of $1.80 per share and expiring 24 months from the date of issuance.

The shares were valued at the Company’s closing price of $0.96 per share on September 23, 2020. The share purchase warrants were valued at $0.23 per warrant using the Black-Scholes Valuation Model with the following assumptions.

Expected Risk Free Interest Rate	0.14%
Expected Annual Volatility	76.81%
Expected Contractual Life in Years	2.00
Expected Annual Dividend Yield	0.00%

Net proceeds from the September 2020 Offering were allocated to the fair values of the shares and share purchase warrants as presented below:

Fair Value of Shares	$12,000
Fair Value of Share Purchase Warrants	1,446
Total Fair Value Before Allocation to Net Proceeds	$13,446

Gross Proceeds	$15,000
Share Issuance Costs - Cash	(878)
Net Cash Proceeds Received	$14,122

Relative Fair Value Allocation to:
Shares	$12,603
Share Purchase Warrants	1,519
$14,122

During Fiscal 2021, we issued 13,668,906 shares of the Company’s common stock under our 2020 ATM Offering for net cash proceeds of $29,321.

On March 19, 2021, we completed a registered direct offering of 10,000,000 shares of the Company’s common stock for net proceeds of $29,084.

On April 8, 2021, we completed a registered direct offering of 3,636,364 shares of the Company’s common stock for net proceeds of $11,316. In connection with the April 2021 Offering, we also issued, on a private placement basis, 181,818 common stock purchase warrants (each, an “Agent Warrant”) to the agent as partial compensation, and each Agent Warrant entitles its holder to acquire one share of common stock at an exercise price of $4.125 per share and expiring five years from the date of issuance.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

The Agent Warrants were valued at $1.80 per warrant using the Black-Scholes Valuation Model with the following assumptions.

Expected Risk Free Interest Rate	0.85%
Expected Annual Volatility	72.17%
Expected Contractual Life in Years	5.00
Expected Annual Dividend Yield	0.00%

During Fiscal 2021, we issued 2,265,700 shares of the Company’s common stocks under our May 2021 ATM Offering for net cash proceeds of $6,157.

During Fiscal 2022, we issued 47,507,536 shares of the Company’s common stocks under our 2021 ATM Offerings for net cash proceeds of $163,814.

Subsequent to July 31, 2022, we issued a further 3,510,100 shares of the Company’s common stock under our 2021 ATM Offerings for net cash proceeds of $14,808.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at July 31, 2022, and the changes during the periods, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2019	19,443,910	$1.94
Issued	300,000	1.38
Expired	(12,021,929)	1.87
Balance, July 31, 2020	7,721,981	2.03
Issued in connection with September 2020 Offering	6,833,333	1.80
Issued in connection with April 2021 Offering	181,818	4.13
Exercised	(8,240,505)	1.99
Expired	(1,109,304)	1.87
Balance, July 31, 2021	5,387,323	1.90
Exercised	(1,771,869)	1.88
Balance, July 31, 2022	3,615,454	$1.92

A summary of share purchase warrants outstanding and exercisable as at July 31, 2022 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.80	3,408,636	0.15	September 23, 2022
1.64	25,000	0.80	May 21, 2023
4.13	181,818	3.68	April 5, 2026
$1.92	3,615,454	0.33

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we received cash proceeds totaling $3,325, $3,589 and $Nil, respectively, from the exercise of share purchase warrants.

Subsequent to July 31, 2022, we received cash proceeds totaling $6,141 from the exercise of share purchase warrants.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

NOTE 15:	STOCK-BASED COMPENSATION

Stock Options

As at July 31, 2022, we had one stock option plan, our 2022 Stock Incentive Plan (the “2022 Plan”), which superseded and replaced the Company’s 2021 Stock Incentive Plan (collectively the “Stock Incentive Plan”), such that no further shares are issuable under the prior plan.

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we granted stock options under the Stock Incentive Plan to certain of our directors, officers, employees and consultants to purchase an aggregate of 1,279,692, 959,588 and 4,838,900 shares of the Company, respectively, which are subject to a 24-month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable. In addition, during Fiscal 2020, we granted performance stock options (the “PSO”s) under the Stock Incentive Plan to certain of our directors and officers to purchase an aggregate of 1,325,000 shares of the Company. The PSOs are subject to a three-year vesting provision whereby one-third of the total PSOs become exercisable at the end of each of the first, second and third year after the date of grant.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Valuation Model, with the following weighted average assumptions:

	Year Ended July 31,
	2022	2021	2020
Expected Risk Free Interest Rate	2.73%	0.70%	0.40%
Expected Volatility	78.75%	72.57%	60.48%
Expected Life in Years	4.96	5.00	4.93
Expected Dividend Yield	0%	0%	0%
Weighted-Average Grant Date Fair Value	$2.45	$1.30	$0.45

A continuity schedule of outstanding stock options as at July 31, 2022, and the changes during the fiscal year periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2019	15,738,350	$1.30
Granted	6,163,900	0.95
Cancelled/Forfeited	(179,344)	1.02
Expired	(6,208,156)	1.39
Balance, July 31, 2020	15,514,750	1.13
Granted	959,588	2.21
Exercised	(4,705,005)	1.09
Expired	(1,365,000)	1.48
Balance, July 31, 2021	10,404,333	1.21
Granted	1,279,692	3.80
Exercised	(2,728,498)	1.17
Expired	(75,000)	2.50
Balance, July 31, 2022	8,880,527	$1.58

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

The table below sets forth the number of shares issued and cash received upon exercise of stock options:

	Year Ended July 31,
	2022	2021	2020
Number of Options Exercised on Cash Basis	872,580	1,734,127	-
Number of Options Exercised on Forfeiture Basis	1,855,918	2,970,878	-
Total Number of Options Exercised	2,728,498	4,705,005	-

Number of Shares Issued on Cash Exercise	872,580	1,734,127	-
Number of Shares Issued on Forfeiture Basis	1,279,515	1,592,128	-
Total Number of Shares Issued Upon Exercise of Options	2,152,095	3,326,255	-

Cash Received from Exercise of Stock Options	$934	$1,916	$-
Total Intrinsic Value of Options Exercised	$8,336	$6,882	$-

A continuity schedule of outstanding unvested stock options at July 31, 2022, and the changes during the fiscal year periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2019	3,310,600	$0.59
Granted	6,163,900	0.45
Vested	(2,590,154)	0.60
Cancelled/Forfeited	(86,875)	0.43
Balance, July 31, 2020	6,797,471	0.46
Granted	959,588	1.30
Vested	(3,865,852)	0.47
Balance, July 31, 2021	3,891,207	0.66
Granted	1,279,692	2.45
Vested	(2,984,745)	0.59
Balance, July 31, 2022	2,186,154	$1.79

As at July 31, 2022, the aggregate intrinsic value of all outstanding stock options granted was estimated at $23,292 (vested: $20,469 and unvested: $2,823). As at July 31, 2022, the unrecognized compensation cost related to unvested stock options was $3,196 expected to be recognized over 1.17 years.

A summary of stock options outstanding and exercisable as at July 31, 2022 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at July 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at July 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	3,968,499	$0.92	7.55	3,968,499	$0.92	7.55
$1.00	to	$1.99	2,738,875	1.29	4.23	2,297,207	1.32	3.52
$2.00	to	$2.99	903,461	2.22	8.95	416,167	2.22	8.94
$3.00	to	$3.98	1,269,692	3.80	9.75	12,500	3.18	4.91
			8,880,527	$1.58	6.98	6,694,373	$1.14	6.25

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Restricted Stock Units

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company granted RSUs to certain directors and officers of the Company under our Stock Incentive Plan. RSUs granted during Fiscal 2022 and Fiscal 2021 have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant. RSUs granted during Fiscal 2020 have a vesting period of three years from the grant date, whereby one-half of the RSUs will vest at the end of the first year, and one-third of the remaining one-half will vest at the end of each of the first, second and third year, respectively, from the date of grant. The fair value of these RSUs were determined using the share prices at the respective grant dates.

A continuity schedule of outstanding RSUs as at July 31, 2022, and the changes during the fiscal year end periods, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance, July 31, 2019	465,000	$0.94
Granted	1,305,000	0.91
Vested	(155,000)	0.94
Balance, July 31, 2020	1,615,000	0.92
Granted	407,617	2.15
Vested	(1,025,005)	0.91
Balance, July 31, 2021	997,612	1.42
Granted	346,790	4.03
Vested	(508,368)	1.25
Balance, July 31, 2022	836,034	$2.61

A summary of outstanding unvested RSUs as at July 31, 2022, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 16, 2020	217,498	$0.91	0.96	$913
July 21, 2021	271,746	2.15	1.98	1,141
May 01, 2022	58,824	4.25	2.75	247
July 29, 2022	287,966	3.98	3.00	1,209
	836,034	$2.61	2.12	$3,510

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the number of RSUs vested, the net RSU shares issued and the net RSU shares forfeited as payments of tax withholding amounts are as follows:

	Year Ended July 31,
	2022	2021	2020
Number of RSUs vested	508,368	1,025,005	155,000
Number of net RSU shares issued	267,681	536,361	105,844
Number of RSU shares forfeited as payments of withholding amount	240,687	488,644	49,156

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, stock-based compensation relating to the RSUs were $780, $1,060 and $309, respectively. As at July 31, 2022, unrecognized compensation costs related to unvested RSUs totaled $1,749, which is expected to be recognized over a period of approximately 1.85 years.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

Performance Based Restricted Stock Units

During Fiscal 2022 and Fiscal 2021, the Company granted 120,816 and 246,475 target PRSUs (the “Target PRSUs”) and allocated up to the same amount of respective PRSUs (the “Additional PRSUs”, and together with the Target PRSUs, the “PRSUs”) respectively, to the Company’s executive officers under our Stock Incentive Plan. These PRSUs vest based on certain performance goals measured by the Company’s share price relative to the Global X Uranium ETF share price over a three-year period (the “Performance Period”). The PRSUs vest based on relative Total Shareholder Return’s (“TSR”) (stock price appreciation) over the measurement period from the grant date of the PRSUs (the “Measurement Period”). No PRSUs were granted in Fiscal 2020.

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

The fair values of the Target PRSUs granted in Fiscal 2022 and Fiscal 2021 were valued using the Monte Carlo Simulation Model at the date of grant with the following principal assumptions. No PRSUs were granted in Fiscal 2020.

	Year Ended July 31,
	2022	2021
Expected Risk Free Interest Rate	2.80%	0.39%
Expected Volatility	90.90%	78.03%
Expected Dividend Yield	0%	0%
Expected Life in Years	3	3
Correlation	76.89%	66.02%
Grant Price	$3.98	$2.15
Grant Date Fair Value	$4.80	$2.48

During Fiscal 2022, an aggregate of 445,000 PRSUs vested based on UEC’s share performance relative to the Global X Uranium ETF. These vested PRSUs, together with 222,500 and 90,001 PRSUs vested and accrued during Fiscal 2021 and Fiscal 2020, respectively, were settled in July 2022, which was the end of three-year Performance Period. As a result, 757,501 PRSU shares vested and were settled, with 361,122 net PRSU shares being issued and 396,379 net PRSU shares being forfeited as payment of tax withholding amounts.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

A continuity schedule of unvested PRSUs comprised of Target PRSUs and Additional PRSUs as at July 31, 2022, and the changes during the fiscal year end periods, is as follows:

	Number of Unvested PRSUs	Weighted Average Grant Date Fair Value
Balance, July 31, 2019	890,000	$1.15
Forfeited	(132,499)	1.15
Balance, July 31, 2020	757,501	1.15
Granted	492,950	2.48
Balance, July 31, 2021	1,250,451	1.67
Granted	241,632	4.80
Vested	(757,501)	1.15
Balance, July 31, 2022	734,582	$3.24

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, stock-based compensation related to amortization of PRSUs totaled $293, $156 and $274, respectively. As at July 31, 2022, unrecognized compensation costs relating to unvested PRSUs totaled $981, which is expected to be recognized over a period of approximately 2.41 years.

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2022, Fiscal 2021 and Fiscal 2020, is as follows:

	Year Ended July 31,
	2022	2021	2020
Stock-Based Compensation for Consultants
Common stock issued to consultants	$770	$877	$540
Amortization of stock option expenses	220	288	240
	990	1,165	780
Stock-Based Compensation for Management
Common stock issued to management	-	135	225
Amortization of stock option expenses	471	774	645
Amortization of RSU and PRSU expenses	1,035	1,215	583
	1,506	2,124	1,453
Stock-Based Compensation for Employees
Common stock issued to employees	1,187	1,200	635
Amortization of stock option expenses	960	982	640
Amortization of RSU expenses	38	-	-
	2,185	2,182	1,275

Settlement of share issuance obligation	-	-	(15)
	$4,681	$5,471	$3,493

NOTE 16:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

During Fiscal 2022, we recorded sales of $22,946 from the sales of 500,000 pounds of our uranium concentrate inventory. During Fiscal 2022, we recorded revenue from toll processing services of $215, which was generated from processing uranium resins according to a toll processing agreement that we inherited from the U1A Acquisition. No sales of purchased inventory and revenue from toll processing services are recorded in Fiscal 2021 and Fiscal 2020.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

The table below provides a breakdown of sales and service revenue and cost of sales and service revenue:

	Year Ended July 31,
	2022	2021	2020
Sales of purchased uranium inventory	$22,946	$-	$-
Revenue from toll processing services	215	-	-
Total sales and service revenue	$23,161	$-	$-

Cost of purchased uranium inventory	$(15,689)	$-	$-
Cost of toll processing services	(179)	-	-
Total cost of sales and services	$(15,868)	$-	$-

Of the total sales of purchased uranium inventory, sales to customer A represent 57% and sales to customer B represent 43%.

NOTE 17:	UNREALIZED LOSS ON EQUITY SECURITIES

During Fiscal 2022, we recorded unrealized loss on equity securities as a result of re-valuating our investments in equity securities as at July 31, 2022. Our investments in Anfield and UEX shares are level 1 financial instruments, which was re-valuated using the quoted share prices, and our investment in Anfield Warrants is a level 2 financial instrument, which was re-valuated using observable inputs using the Black-Sholes Valuation Model with the following assumptions.

Expected Risk Free Interest Rate	2.59%
Annual Volatility	64.76%
Expected Contractual Life in Years	4.78
Expected Annual Dividend Yield	0%

Unrealized loss on equity securities for Fiscal 2022 consisted for the following:

Urealized loss from investment in Anfield shares	$(1,925)
Urealized loss from investment in Anfield warrants	(1,105)
Urealized gain from investment in UEX shares	1,132
Total	$(1,898)

NOTE 18:	NET INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted income (loss) per share for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

	Year Ended July 31,
Numerator	2022	2021	2020
Net Income (Loss) for the Year	$5,252	$(14,813)	$(14,610)

Denominator
Basic Weighted Average Number of Shares	271,019,472	210,295,992	183,041,766
Dilutive Effect of Stock Awards and Warrants	9,082,601	-	-
Diluted Weighted Average Number of Shares	280,102,073	210,295,992	183,041,766

Net Income (Loss) Per Share - Basic	$0.02	$(0.07)	$(0.08)
Net Income (Loss) Per Share - Diluted	$0.02	$(0.07)	$(0.08)

For Fiscal 2021 and Fiscal 2020, all outstanding share purchase warrants and stock awards including stock options, RSUs and PRSUs were excluded from the computation of diluted loss per share as their effects would be anti-dilutive.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

NOTE 19:	INCOME TAXES

As at July 31, 2022, we had U.S. net operating loss carry-forwards of approximately $199.0 million and Canadian net operating loss carry-forwards of approximately $4.5 million in Canadian dollars that may be available to reduce future years’ taxable income.  These carry-forwards will begin to expire, if not utilized, commencing in 2023.  In addition, as at July 31, 2022, we had U.S. net operating loss totaling $95.9 million and interest expenses of $5.5 million subject to IRC section 163(j) limitation, which will be carried forward indefinitely as a result of the Tax Cut and Jobs Act enacted on December 22, 2017.  Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization has been determined not likely to occur and, accordingly, we have recorded a full valuation allowance for the deferred tax assets relating to these tax loss carry-forwards.

We review the valuation allowance requirements on an annual basis based on projected future operations. When circumstances change resulting in a change in management’s judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will generally be reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2022	2021	2020
Federal income tax provision rate	21.00%	21.00%	21.00%
State income tax provision rate, net of federal income tax effect	2.95%	0.83%	0.72%
Total income tax provision rate	23.95%	21.83%	21.72%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes.

The components of these differences are as follows:

	Year Ended July 31,
	2022	2021	2020
Income (Loss) before income taxes	$5,247	$(14,817)	$(14,616)
Corporate tax rate	23.95%	21.83%	21.72%
Expected tax expense (recovery)	1,257	(3,235)	(3,175)
Increase (decrease) resulting from
Foreign tax rate differences	158	77	86
Permanent differences	(326)	(217)	170
Prior year true-up	6	(270)	118
Change in state tax rate	(460)	(406)	(553)
Foreign exchange rate differences	(4)	(56)	17
Other	188	163	72
Change in valuation allowance	(824)	3,940	3,233
Tax adjustment from operations	(5)	(4)	(32)

Unrealized loss, other comprehensive loss	-	-	26
Deferred tax benefits	$(5)	$(4)	$(6)

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years.

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

As at July 31, 2022, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged. As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2022	2020	2019
United States	$6,054	$(14,297)	$(13,962)
Canada	268	94	54
Paraguay	(1,075)	(614)	(708)
	$5,247	$(14,817)	$(14,616)

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2022	July 31, 2021
Deferred tax assets (liabilities)
Mineral properties	$1,401	$1,277
Exploration costs	1,875	6,547
Stock option expense	4,651	4,623
Depreciable property	1,078	(1,163)
Inventories	(3,955)	(3,608)
Asset retirement obligations	2,924	107
Other	654	81
Section 163(j) interest expense carry forwards	2,040	1,061
Loss carry forwards	70,162	49,988
	80,830	58,913
Valuation allowance	(80,454)	(58,913)
Deferred tax assets	-	-
Deferred tax assets, other comprehensive loss	-	-

Deferred tax liabilities
Mineral properties	(536)	(541)
Net deferred tax liabilities	$(536)	$(541)

As the criteria for recognizing deferred tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2023	$1,887
July 31, 2024	2,035
July 31, 2025	2,398
July 31, 2026	8,461
July 31, 2027	6,807
Remaining balance	177,442
$199,030

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183
July 31, 2028	630
July 31, 2029	769
July 31, 2030	764
July 31, 2031	1,206
Remaining balance	980
$4,532

NOTE 20:	SEGMENTED INFORMATION

We currently operate in a single reportable segment and we are focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

As at July 31, 2022, long-term assets located in the U.S. were $196,137 or 78% of our total long-term assets of $252,056.

The table below provides a breakdown of the Company’s long-term assets by geographic segment:

	July 31, 2022
Balance Sheet Items	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Mineral Rights and Properties	$12,420	$4,727	$148,720	$85	$982	$15,014	$181,948
Property, Plant and Equipment	7,068	-	12,773	-	26	367	20,234
Restricted Cash	1,949	15	5,287	-	-	-	7,251
Equity-Accounted Investment	-	-	-	-	24,177	-	24,177
Investment in Equity Securities	-	-	-	-	14,834	-	14,834
Other Non-Current Assets	1,447	-	1,646	-	519	-	3,612
Total Long-Term Assets	$22,884	$4,742	$168,426	$85	$40,538	$15,381	$252,056

	July 31, 2021
Balance Sheet Items	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Mineral Rights and Properties	$12,421	$4,627	$31,528	$147	$547	$14,514	$63,784
Property, Plant and Equipment	6,646	-	313	-	34	365	7,358
Restricted Cash	1,949	15	74	-	-	-	2,038
Equity-Accounted Investment	-	-	-	-	20,730	-	20,730
Other Non-Current Assets	522	-	16	-	48	-	586
Total Long-Term Assets	$21,538	$4,642	$31,931	$147	$21,359	$14,879	$94,496

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2022

The table below provides a breakdown of our operating results by geographic segment. All intercompany transactions have been eliminated.

	Year ended July 31, 2022
Statement of Operations	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Sales and service revenue	$-	$-	$215	$22,946	$-	$-	$23,161
Cost of sales and services	-	-	(179)	(15,689)	-	-	(15,868)
Gross profit	-	-	36	7,257	-	-	7,293

Operating Costs:
Mineral property expenditures	5,525	156	3,117	72	5	1,279	10,154
General and administrative	9,817	15	922	1	4,226	45	15,026
Acquisition-related costs	-	-	3,444	-	-	-	3,444
Depreciation, amortization and accretion	375	-	983	-	16	5	1,379
Total operating costs	15,717	171	8,466	73	4,247	1,329	30,003
Income (loss) from operations	(15,717)	(171)	(8,430)	7,184	(4,247)	(1,329)	(22,710)

Other income (expenses)	(1,096)	(19)	6,074	-	22,994	4	27,957
Income (loss) before income taxes	$(16,813)	$(190)	$(2,356)	$7,184	$18,747	$(1,325)	$5,247

	Year ended July 31, 2021
Statement of Operations	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Operating Costs:
Mineral property expenditures	$3,002	$125	$672	$69	$8	$603	$4,479
General and administrative	9,596	15	86	2	2,894	47	12,640
Depreciation, amortization and accretion	358	-	15	-	17	3	393
Total operating costs	12,956	140	773	71	2,919	653	17,512
Loss from operations	(12,956)	(140)	(773)	(71)	(2,919)	(653)	(17,512)

Other income (expenses)	(2,542)	(19)	(10)	-	5,259	7	2,695
Loss before income taxes	$(15,498)	$(159)	$(783)	$(71)	$2,340	$(646)	$(14,817)

	Year ended July 31, 2020
Statement of Operations	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Operating Costs:
Mineral property expenditures	$3,166	$104	$597	$70	$-	$645	$4,582
General and administrative	6,983	14	112	2	2,272	59	9,442
Depreciation, amortization and accretion	274	-	15	1	12	8	310
Total operating costs	10,423	118	724	73	2,284	712	14,334
Loss from operations	(10,423)	(118)	(724)	(73)	(2,284)	(712)	(14,334)

Other income (expenses)	(3,418)	(19)	2	-	3,148	5	(282)
Loss before income taxes	$(13,841)	$(137)	$(722)	$(73)	$864	$(707)	$(14,616)

NOTE 21:	SUBSEQUENT EVENT

On June 13, 2022, we entered into a definitive agreement with UEX pursuant to which UEC would acquire all of the issued and outstanding common shares of UEX in an all-share transaction by way of the UEX Acquisition.  On June 21, 2022, under the UEX Agreement, we completed a private placement in UEX, whereby UEC acquired 11,627,907 UEX common shares at a price of CA$0.43 per UEX common share for total consideration of $3,867.  Subsequently, UEC acquired an additional 6,844,000 UEX common shares for total consideration of $1,914 by making purchases through the facilities of the TSX subject to and in accordance with applicable laws.  As of July 31, 2022, we owned 18,471,907 UEX common shares, representing a 3% interest in UEX, with a fair value of $6,914.  The investment in UEX was accounted for as investment in equity securities with change in fair value of $1,132 recorded as unrealized gain in our consolidated statements of operations and comprehensive income.

Subsequent to July 31, 2022, we closed the UEX Acquisition under the Canada Business Corporations Act, pursuant to which UEC acquired all of the issued and outstanding common shares of UEX that UEC did not already own.  The UEX Acquisition was approved at a special meeting of UEX securityholders held on August 15, 2022 and was subsequently approved by the Supreme Court of British Columbia on August 18, 2022. Pursuant to the terms of the UEX Acquisition, UEX shareholders received 0.090 common shares of UEC for each UEX common share held.  As a result, we issued 48,518,745 shares of UEC in exchange for the common shares of UEX that UEC did not already own.  The UEX shares UEC owned before closing the UEX Acquisition were returned to treasury.

At the date of these consolidated financial statements are issued, we are not able to gather sufficient information to determine whether the UEX Acquisition is an asset acquisition or business combination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: September 29, 2022.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: September 29, 2022.

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Date: September 29, 2022.

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: September 29, 2022.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: September 29, 2022.

By:	/s/ David Kong
David Kong
Director
Date: September 29, 2022.

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: September 29, 2022.

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: September 29, 2022.

277