Form 10-Q
period 2022-10-31
URANIUM ENERGY CORP
filed 2022-12-19
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 North Shoreline, Ste. 800, Corpus Christi, Texas, U.S.A.	78401
(Address of principal executive offices)	(Zip Code)

(361) 888-8235
(Registrant’s telephone number, including area code)

1030 West Georgia Street, Suite 1830, Vancouver, B.C., Canada, V6E 2Y3
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 369,803,042 shares of common stock outstanding as of December 16, 2022.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022

(Unaudited – Expressed in thousands of U.S. Dollars unless otherwise stated)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	October 31, 2022	July 31, 2022

CURRENT ASSETS
Cash and cash equivalents		$20,965	$32,536
Inventories	5	29,165	66,570
Prepaid expenses and deposits		3,564	2,871
Other current assets		1,201	214
TOTAL CURRENT ASSETS		54,895	102,191

MINERAL RIGHTS AND PROPERTIES	6	558,366	181,948
PROPERTY, PLANT AND EQUIPMENT	7	20,116	20,234
RESTRICTED CASH	8	7,251	7,251
EQUITY-ACCOUNTED INVESTMENTS	9	46,073	24,177
INVESTMENT IN EQUITY SECURITIES	10	5,666	14,834
OTHER NON-CURRENT ASSETS	3	3,120	3,612
TOTAL ASSETS		$695,487	$354,247

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$14,214	$8,162
Asset retirement obligations - current	11	362	-
Derivative liabilities	12	2,706	-
Other current liabilities		326	336
TOTAL CURRENT LIABILITIES		17,608	8,498

ASSET RETIREMENT OBLIGATIONS	11	17,777	17,276
OTHER NON-CURRENT LIABILITIES		1,015	1,028
DERIVATIVE LIABILITY	12	8,822	-
DEFERRED TAX LIABILITIES	3,4	68,826	536
TOTAL LIABILITIES		114,048	27,338

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 366,075,053 shares issued and outstanding (July 31, 2022 - 289,638,307)	13	366	289
Additional paid-in capital		882,156	613,179
Accumulated deficit		(290,129)	(286,373)
Accumulated other comprehensive loss		(10,954)	(186)
TOTAL EQUITY		581,439	326,909
TOTAL LIABILITIES AND EQUITY		$695,487	$354,247

SUBSEQUENT EVENTS	5,10,13

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands, except per share data)

		Three Months Ended October 31,
	Notes	2022	2021
SALES AND SERVICE REVENUE	14	$57,292	$-
COST OF SALES AND SERVICES	14	(43,434)	-
GROSS PROFIT		13,858	-

OPERATING COSTS
Mineral property expenditures		4,051	1,657
General and administrative		5,722	3,117
Depreciation, amortization and accretion	6,7,11	492	98
TOTAL OPERATING COSTS		10,265	4,872
INCOME (LOSS) FROM OPERATIONS		3,593	(4,872)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(196)	(530)
Income from equity-accounted investments	9	31	2,753
Change in fair value of derivative liability	12	(2,625)	-
Change in fair value of equity securities	10	(3,466)	547
Other income (expenses)		(1,122)	27
OTHER INCOME (EXPENSES)		(7,378)	2,797
LOSS BEFORE INCOME TAXES		(3,785)	(2,075)

DEFERRED TAX BENEFIT		29	1
NET LOSS FOR THE PERIOD		(3,756)	(2,074)

OTHER COMPREHENSIVE (LOSS) INCOME
Translation (loss) gain	9	(10,768)	143
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME		(10,768)	143
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(14,524)	$(1,931)

NET LOSS PER SHARE
Basic and Diluted	15	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic and Diluted		336,790,726	246,859,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands)

		Three Months Ended October 31
	Notes	2022	2021
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(3,756)	$(2,074)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	1,821	1,381
Depreciation, amortization and accretion	6,7,11	492	98
Amortization of long-term debt discount		-	266
Income from equity-accounted investment	9	(31)	(2,753)
Change in fair value of equity securities	10	3,466	(547)
Change in fair value of derivative liability	12	2,625	-
Deferred tax benefits		(29)	(1)
Changes in operating assets and liabilities
Inventories		37,405	(7,045)
Prepaid expenses and deposits		(87)	(577)
Other current assets		(139)	(2)
Accounts payable and accrued liabilities		(5,229)	(1,034)
Other liabilities		(7)	5
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		36,531	(12,283)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	13	28,060	63,965
Repayments of other loans		(49)	(47)
Cash paid for withholding amounts on option exercise		(147)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		27,864	63,918

INVESTING ACTIVITIES
Acquisition of UEX, net of cash acquired	3	4,369	-
Acquisition of Roughrider	4	(80,000)	-
Investment in mineral rights and properties	6	-	(6)
Purchase of property, plant and equipment		(152)	(7)
Prepaid transaction costs		-	(176)
Investment in equity securities		-	(9,433)
Proceeds from sale of equity securities		-	9,980
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(75,783)	358

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(11,388)	51,993
FOREIGN EXCHANGE DIFFERENCE ON CASH		(183)	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING		39,787	46,350
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END	8	$28,216	$98,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FROM MAY 16, 2003 (INCEPTION) TO OCTOBER 31, 2022

(Expressed in thousands)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2022	289,638,307	$289	$613,179	$(286,373)	$(186)	$326,909
Common stock
Issued for acquistion of UEX and Roughrider	66,324,560	66	235,306	-	-	235,372
Issued under ATM offering, net of issuance costs	5,218,890	5	21,709	-	-	21,714
Issued upon exercise of stock options	1,404,601	2	58	-	-	60
Issued upon exercise of warrants	3,410,898	4	6,136	-	-	6,140
Stock-based compensation
Common stock issued for consulting services	4,179	-	17	-	-	17
Common stock issued under Stock Incentive Plan	73,618	-	299	-	-	299
Amortization of stock-based compensation	-	-	1,426	-	-	1,426
Replacement options issued for acquisition of UEX	-	-	4,026	-	-	4,026
Net loss for the period	-	-	-	(3,756)	-	(3,756)
Other comprehensive loss	-	-	-	-	(10,768)	(10,768)
Balance, October 31, 2022	366,075,053	$366	$882,156	$(290,129)	$(10,954)	$581,439

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income	Equity
Balance, July 31, 2021	236,796,866	$237	$441,991	$360	$(291,625)	$493	$151,456
Common stock
Issued under ATM offering, net of issuance costs	20,743,878	21	62,650	-	-	-	62,671
Issued upon exercise of stock options	753,990	1	383	-	-	-	384
Issued upon exercise of warrants	491,849	-	910	-	-	-	910
Issued for acquisition of mineral properties	64,149	-	219	-	-	-	219
Stock-based compensation
Common stock issued for consulting services	4,607	-	14	-	-	-	14
Common stock issued under Stock Incentive Plan	141,490	-	355	-	-	-	355
Amortization of stock-based compensation	-	-	803	-	-	-	803
Net loss for the period	-	-	-	-	(2,074)	-	(2,074)
Other comprehensive income	-	-	-	-	-	143	143
Balance, October 31, 2021	258,996,829	$259	$507,325	$360	$(293,699)	$636	$214,881

 The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

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

As at October 31, 2022, we had working capital of $37,287 including cash and cash equivalents of $20,965 and uranium inventory holdings of $28,769.  Subsequent to October 31, 2022, we received further cash proceeds of $13,505 from our at-the-market offerings (refer to Note 13: Capital Stock) and sold 500,000 pounds of uranium inventories for total proceeds of $25,185.  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that our interim condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2022 (“Fiscal 2022”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023 (“Fiscal 2023”).

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana and Christensen Ranch Mines (collectively, the “ISR Mines”).  We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of our uranium projects, including our ISR Mines.  Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines.  As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain an Exploration Stage company, as defined by the SEC, and will continue to remain as an Exploration Stage company until such time proven or probable reserves have been established.

Beginning with our annual report on Form 10-K for the year ended July 31, 2022, we report our mineral holdings in accordance with the SEC’s S-K 1300.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

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

NOTE 3:	ACQUISITION OF UEX CORPORATION

During Fiscal 2022, on June 13, 2022, we entered into a definitive agreement with UEX Corporation (“UEX”, the “UEX Agreement”) pursuant to which we would acquire all of the issued and outstanding common shares of UEX in an all-share transaction (the “UEX Acquisition”).   On June 21, 2022, in accordance with the UEX Agreement, we completed a private placement in UEX, whereby we acquired 11,627,907 UEX common shares at a price of CA$0.43 per UEX common share for total consideration of $3,867.  Subsequently, we acquired an additional 6,844,000 UEX common shares for total consideration of $1,914 by making purchases of UEX common share through the facilities of the TSX subject to and in accordance with applicable laws.

On August 19, 2022, we acquired all of the issued and outstanding common shares of UEX that we did not already own pursuant to the completion of the UEX Acquisition. Pursuant to the terms of the UEX Acquisition, UEX shareholders received 0.09 common shares of UEC for each UEX common share held.  As a result, we issued 48,518,745 shares of our Company in exchange for the common shares of UEX that we did not already own.  The UEX shares we owned before closing the UEX Acquisition were returned to treasury.

UEX owns a portfolio of uranium projects in the eastern, western and northern perimeters of the Athabasca Basin in Canada. In connection with the UEX Acquisition, we also issued 2,301,750 stock options (the “Replacement Options”) and 4,660,580 warrants (the “Replacement Warrants”) to replace the outstanding stock options and warrants of UEX that were outstanding immediately prior to the completion of the UEX Acquisition.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The estimated fair value of the Replacement Options in the amount of $4,026 is classified as equity and presented in additional paid in capital in accordance with ASC 718 Compensation – Stock Compensation. The fair value of the Replacement Options as of August 19, 2022 was estimated using the Black-Scholes model with the following assumptions, which is level 3 of the fair value measurement hierarchy:

Exercise Price in USD	$1.07	to	3.94
Exercise Price in CAD	CA$1.39	to	CA$5.12
Expected Risk Free Interest Rate	2.40%	to	3.23%
Expected Volatility	76.01%	to	97.53%
Expected Life in Years	0.12	to	1.0
Expected Dividend Yield		0.00%

The estimated fair value of the Replacement Warrants in the amount of $8,903 is classified as derivative liabilities in accordance with ASC 815 Derivatives and Hedging, because the exercise prices of the Replacement Warrants are denominated in Canadian dollars, which differs from the Company’s functional currency. The change in fair value on the derivative liabilities is recorded as a change in fair value of derivative liability in our condensed consolidated statements of operations. The fair value of the Replacement Warrants as of August 19, 2022 was estimated using the Black-Scholes model with the following assumptions, which is level 3 of the fair value measurement hierarchy:

Exercise Price in USD	$1.11	to	3.42
Exercise Price in CAD	CA$1.44	to	CA$4.44
Expected Risk Free Interest Rate	3.18%	to	3.23%
Expected Volatility	90.98%	to	101.52%
Expected Life in Years	0.75	to	2.05
Expected Dividend Yield		0.00%

The UEX Acquisition is accounted for as an acquisition of assets rather than a business because UEX does not meet the definition of a business in accordance with ASC 805 Business Combinations.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the UEX Acquisition:

Consideration paid
UEC share issued	171,271
Fair value UEX shares acquired by UEC before acquisition	$5,830
Replacement options issued	4,026
Replacement warrants issued	8,903
Acquisition related costs	2,643
Total consideration paid	$192,673

Assets acquired and liabilities assumed
Cash & cash equivalents	$4,627
Prepaid expenses and deposits	159
Accounts receivable	892
Mineral rights and properties	208,008
Equity accounted investment	24,502
Investment in equity securities	135
Other non-current assets	118
Total assets	238,441

Accounts payable and accrued liabilities	7,080
Other liabilities	111
Asset retirement obligations	211
Deferred tax liabilities	38,366
Total liabilities	45,768
Total net assets	$192,673

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	ACQUISITION OF THE ROUGHRIDER PROJECT

On October 14, 2022, we completed the acquisition of all of the issued and outstanding shares of Roughrider Mineral Holdings Inc. (“Roughrider”) which owns the Roughrider uranium development project (the “Roughrider Project”) located in the Athabasca Basin, in Saskatchewan, Canada, from a subsidiary of Rio Tinto plc (the “Roughrider Acquisition”). The Roughrider Acquisition is accounted for as an acquisition of assets rather than a business as the Roughrider Project does not meet the definition of a business in accordance with ASC 805 Business Combinations.

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the Roughrider Acquisition:

Consideration paid
Cash	$80,000
Fair value of 17,805,815 UEC shares issued at $3.60 per share	64,101
Acquisition related costs	2,117
Total consideration paid	$146,218

Assets acquired and liabilities assumed
Mineral rights and properties	178,438
Total assets	178,438

Asset retirement obligations	445
Deferred tax liabilities	31,775
Total liabilities	32,220
Total net assets	$146,218

NOTE 5:	INVENTORIES

As at October 31, 2022, we held 766,000 pounds of purchased uranium concentrate inventory. Costs of the inventories consisted of the following:

	October 31, 2022	July 31, 2022
Material and supplies	$218	$231
Uranium concentrates from production	178	178
Purchased uranium inventories	28,769	66,161
	$29,165	$66,570

 As of October 31, 2022, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2023	1,505,000	$53,134
Fiscal 2024	895,000	38,913
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	3,100,000	$118,787

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Subsequent to October 31, 2022, we received 600,000 pounds of uranium inventories for a total purchase price of $21,510 and sold 500,000 pounds of uranium inventories for total proceeds of $25,185.

NOTE 6:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at October 31, 2022, we had mineral rights in the States of Arizona, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. As of October 31, 2022, annual maintenance payments of approximately $4,313 will be required to maintain these mineral rights.

As at October 31, 2022, the carrying value of our mineral rights and properties were as follows:

	Uranium Mines/Projects		Titanium Project
Cost	ISR Mines and Projects	Conventional Projects	Conventional Project	Databases and Land Use Agreements	Total
Balance, July 31, 2022	$171,649	$12,295	$1,933	$2,459	$188,336
Additions	-	386,446	-	-	386,446
Impact of foreign currency translation	-	(10,028)	-	-	(10,028)
Balance, October 31, 2022	171,649	388,713	1,933	2,459	564,754

Accumulated Depletion and Amortization	ISR Mines and Projects	Conventional Projects	Conventional Project	Databases and Land Use Agreements	Total
Balance, July 31, 2022	(3,930)	-	-	(2,458)	(6,388)
Additions	-	-	-	-	-
Balance, October 31, 2022	(3,930)	-		(2,458)	(6,388)
	$167,719	$388,713	$1,933	$1	$558,366

We have not established proven or probable reserves, as defined by the SEC under the S-K 1300, for any of our mineral projects. We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines. Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 31, 2022			July 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and Processing Facilities	$19,099	$(1,478)	$17,621	$18,964	$(1,306)	$17,658
Mining Equipment	2,794	(2,412)	382	2,777	(2,382)	395
Logging Equipment and Vehicles	2,657	(1,896)	761	2,666	(1,851)	815
Computer Equipment	360	(322)	38	360	(313)	47
Furniture and Fixtures	190	(178)	12	190	(177)	13
Buildings	298	(76)	222	298	(72)	226
Land	1,080	-	1,080	1,080	-	1,080
	$26,478	$(6,362)	$20,116	$26,335	$(6,101)	$20,234

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

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

Cash, cash equivalents and restricted cash are included in the following accounts as of October 31, 2022 and October 31, 2021:

	October 31, 2022	October 31, 2021
Cash and cash equivalents	$20,965	$96,304
Restricted cash	7,251	2,038
Total cash, cash equivalents and restricted cash	$28,216	$98,342

NOTE 9:	EQUITY-ACCOUNTED INVESTMENTS

As at October 31, 2022, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 15.4% ( July 31, 2022: 15.5%) interest in URC.  In addition, two of our officers are members of URC’s board of directors, and one of which is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2022.  Should URC's outstanding options and warrants be fully exercised, UEC's ownership interest would decrease from 15.4% to 12.9%. URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V” and on NASDAQ with the trading symbol “UROY”. As at October 31, 2022, the fair value of our investment in URC was approximately $33.3 million ( July 31, 2022: $43.7 million).

As at October 31, 2022, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through the UEX Acquisition completed on August 19, 2022. JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada. It has partnership and interests in 12 uranium exploration and development projects in the Athabasca Basin and Nunavut, including a 10% interest in Denison’s Wheeler River Project, a 30.1% interest in Cameco’s Millennium Project, a 33.8% interest in Orano’s Kiggavik Project and a 34.5% interest in UEX’s Christie Lake Project. The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During the three months ended October 31, 2022, we incurred $394 primarily on recoverable exploration expenditures with JCU.  As at October 31, 2022, the amount owing from JCU totaled $577 ( July 31, 2022: $Nil)

During the three months ended October 31, 2022, the change in carrying value of our equity-accounted investments is summarized as follows:

In USD$
Balance, July 31, 2022	$24,177
Investment in JCU (Note 3)	24,502
Share of loss from JCU	(598)
Share of income from URC	403
Gain on dilution of ownership interest in URC	226
Foreign exchange difference	(2,637)
Balance, October 31, 2022	$46,073

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

For the three months ended October 31, 2022 and 2021, income (loss) from our equity-accounted investment consisted of the following:

	Three Months Ended October 31
	2022	2021
Share of income (loss)	$(195)	$835
Gain on dilution of ownership interest in URC	226	1,918
Total	$31	$2,753

NOTE 10:	INVESTMENTS IN EQUITY SECURITIES

As of October 31, 2022, our investment in equity securities included our investments in Anfield Energy Inc. (“Anfield”) shares in the amount of $4,814 ( July 31, 2022: $5,776), Anfield warrants in the amount of $705 ( July 31, 2022: $2,144) and common shares of ALX Resource Corp. in the amount of $147 ( July 31, 2022: $nil).

On August 19, 2022, we completed the UEX Acquisition (Note 3), and our investment in UEX shares in the amount of $6,914 as of July 31, 2022 has been re-measured to its fair value of $5,830 based on the closing price of UEX on August 19, 2022 and adjusted pursuant to the terms of the consideration underlying the UEX Acquisition.

During the three months ended October 31, 2022, the changes in our investments in equity securities is summarized as follows:

Balance, July 31, 2022	$14,834
Adjustment to consideration of UEX Acquisition (Note 3)	(5,830)
Investment acquired from UEX Acquisition (Note 3)	135
Fair value adjustment	(3,466)
Foreign exchange difference	(7)
Balance, October 31, 2022	$5,666

Subsequent to October 31, 2022, we invested a total of $18,413 to acquire equity securities.

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities with our plants, processing facilities and various projects, and are summarized as follows:

	October 31, 2022	July 31, 2022
Balance, beginning of period	$17,276	$3,939
Accretion	223	630
Assumed from U1A Acquisition	-	12,707
Assumed from Roughrider Acquisition (Note 4)	445	-
Assumed from UEX Acquisition (Note 3)	211	-
Rehabilitation expenditures	(6)	-
Foreign exchange adjustment	(10)	-
Balance, end of period	18,139	17,276
Asset retirement obligations, current	362	-
Asset retirement obligations, non-current	$17,777	$17,276

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2022			July 31, 2022
Undiscounted amount of estimated cash flows		$29,212			$28,739

Payable in years	1	to	23	1	to	23
Inflation rate	1.56%	to	5.32%	1.56%	to	5.32%
Discount rate	3.72%	to	6.35%	3.72%	to	6.35%

Our undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2023	$362
Fiscal 2024	1,300
Fiscal 2025	1,472
Fiscal 2026	2,489
Fiscal 2027	2,509
Remaining balance	21,080
$29,212

NOTE 12:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued Replacement Warrants (Note 3) in connection with the closing of the UEX Acquisition. The Replacement Warrants are accounted for as derivative liabilities because the exercise prices of the warrants are denominated in Canadian dollars which differs from our functional currency.  As at October 31, 2022, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 3 of the fair value measurement hierarchy:

Exercise Price in USD	$1.06	to	$3.25
Exercise Price in CAD	CA$1.44	to	CA$4.44
Expected Risk Free Interest Rate	4.53%	to	4.48%
Expected Volatility	92.88%	to	96.99%
Expected Life in Years	0.55	to	1.85
Expected Dividend Yield		0.00%

The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2022	$-
Fair value of derivative liability assumed from UEX Acquisition (Note 3)	8,903
Change in fair value during the period	2,625
Balance, October 31, 2022	11,528
Derivative liabilities, current	2,706
Derivative liabilities, non-current	$8,822

NOTE 13:	CAPITAL STOCK

Equity Financing

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

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the 2021 ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the 2021 ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively with the May 2021 ATM Offering, the “2021 ATM Offering”).

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for and units which include common stock, debt securities, warrants or any combination thereof (the “2022 Shelf”), which included an at-the-market offering agreement prospectus (the “2022 ATM Offering”; and, collectively, with the 2021 ATM Offering, the “ATM Offerings”) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

On November 16, 2022, we entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “2022 ATM Managers”) as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

During the three months ended October 31, 2022, we issued 5,218,890 shares of the Company’s common stock under the 2021 ATM Offering for net cash proceeds of $21,714.

Subsequent to October 31, 2022, we issued 3,687,663 common shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $13,505.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the three months ended October 31, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2022	3,615,454	$1.92
Issuance of Replacement Warrants (Note 3,12)	4,660,580	2.80
Exercised	(3,410,898)	1.80
Expired	(27,550)	1.80
Balance, October 31, 2022	4,837,586	$2.85

A summary of our share purchase warrants outstanding and exercisable as of October 31, 2022, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.71	144,194	0.55	May 20, 2023
1.64	25,000	0.55	May 21, 2023
1.43	811,362	0.59	June 2, 2023
3.15	3,675,212	1.85	September 7, 2024
4.13	181,818	3.43	April 5, 2026
$2.85	4,837,586	1.65

As at October 31, 2022, outstanding Replacement Warrants issued in connection with UEX Acquisition, which are dominated in CAD, were 4,630,768.

During the three months ended October 31, 2022, we received cash proceeds totaling $6,140 from the exercise of share purchase warrants.

Stock Options

As of October 31, 2022, we had one stock option plan, our 2022 Stock Incentive Plan (the “2022 Plan”), which superseded and replaced the Company’s 2021 Stock Incentive Plan (collectively the “Stock Incentive Plan”), such that no further shares are issuable under the prior plan.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding stock options for the three months ended October 31, 2022, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2022	8,880,527	$1.58
Issuance of Replacement Options (Note 3)	2,301,750	1.90
Granted	5,000	4.23
Exercised	(2,331,222)	1.61
Balance, October 31, 2022	8,856,055	$1.65

The table below sets forth the number of shares issued and cash received upon exercise of our stock options:

	Three Months Ended October 31,
	2022	2021
Number of Options Exercised on Cash Basis	138,537	344,998
Number of Options Exercised on Forfeiture Basis	2,192,685	685,545
Total Number of Options Exercised	2,331,222	1,030,543

Number of Shares Issued on Cash Exercise	138,537	344,998
Number of Shares Issued on Forfeiture Basis	1,266,064	408,992
Total Number of Shares Issued Upon Exercise of Options	1,404,601	753,990

Cash Received from Exercise of Stock Options	$206	$384
Total Intrinsic Value of Options Exercised	$5,595	$1,905

A continuity schedule of our outstanding unvested stock options as of October 31, 2022, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2022	2,186,154	$1.79
Issuance of Replacement Options (Note 3)	2,301,750	1.75
Granted	5,000	2.70
Vested	(2,467,341)	1.79
Balance, October 31, 2022	2,025,563	$1.74

As at October 31, 2022, the aggregate intrinsic value of all of our outstanding stock options was estimated at $22,631 (vested: $19,868 and unvested: $2,763). As at October 31, 2022, our unrecognized compensation cost related to unvested stock options was $2,715, which is expected to be recognized over 1.10 years.

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our stock options outstanding and exercisable as at October 31, 2022, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at October 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at October 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	3,688,374	$0.92	7.28	3,688,374	$0.92	7.28
$1.00	to	$1.99	2,703,500	1.30	4.47	2,261,832	1.34	3.83
$2.00	to	$2.99	1,028,814	2.22	7.91	554,643	2.22	7.23
$3.00	to	$3.99	1,430,367	3.80	8.68	325,643	3.77	5.81
$4.00	to	$4.23	5,000	4.23	9.98	-	4.23	9.98
			8,856,055	$1.65	6.72	6,830,492	$1.30	6.06

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (“RSU”s) as of October 31, 2022, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 16, 2020	217,498	$0.91	0.71	$916
July 21, 2021	271,746	2.15	1.72	1,144
May 01, 2022	58,824	4.25	2.50	248
July 29, 2022	287,966	3.98	2.75	1,212
	836,034	$2.61	1.87	$3,520

During the three months ended October 31, 2022 and 2021, our stock-based compensation related to RSUs were $293 and $189, respectively.  As at October 31, 2022, our unrecognized compensation costs related to unvested RSUs totaled $1,456, which is expected to be recognized over a period of approximately 1.67 years.

Performance Based Restricted Stock Units

During the three months ended October 31, 2022 and 2021, our stock-based compensation relating to amortization of target performance based restricted stock units (“PRSU”s) totaled $99 and $73, respectively. As at October 31, 2022, our outstanding unvested PRSUs were 734,582 ( July 31, 2022: 734,582), and our unrecognized compensation costs relating to unvested PRSUs totaled $881 ( July 31, 2022: $981), which is expected to be recognized over a period of approximately 2.17 years ( July 31, 2022: 2.41 years).

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows:

	Three Months Ended October 31,
	2022	2021
Stock-Based Compensation for Consultants
Common stock issued to consultants	$148	$305
Amortization of stock option expenses	228	80
	376	385
Stock-Based Compensation for Management
Amortization of stock option expenses	133	166
Amortization of RSU and PRSU expenses	354	262
	487	428
Stock-Based Compensation for Employees
Common stock issued to employees	247	272
Amortization of stock option expenses	673	296
Amortization of RSU expenses	38	-
	958	568
	$1,821	$1,381

NOTE 14:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

During the three months ended October 31, 2022, we recorded sales of $57,209 from the sales of 500,000 pounds of our uranium concentrate inventory, and revenue of $83 from toll processing services which was generated from processing uranium resins according to a toll processing agreement that we inherited from our acquisition of Uranium One Americas, Inc. (“U1A”) in December of 2021 (the “U1A Acquisition”). No sales of purchased inventory or revenue from toll processing services were recorded for the three months ended October 31, 2021.

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended October 31,
	2022	2021
Sales of purchased uranium inventory	$57,209	$-
Revenue from toll processing services	83	-
Total sales and service revenue	$57,292	$-

Cost of purchased uranium inventory	$(43,365)	$-
Cost of toll processing services	(69)	-
Total cost of sales and services	$(43,434)	$-

Gross Profit	$13,858	$-

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 15:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended October 31,
	2022	2021
Numerator
Net Loss for the Period	$(3,756)	$(2,074)

Denominator
Basic Weighted Average Number of Shares	336,790,726	246,859,322
Dilutive Stock Options, RSUs, PRSUs and Warrants	-	-
Diluted Weighted Average Number of Shares	336,790,726	246,859,322

Net Loss per Share, Basic and Diluted	$(0.01)	$(0.01)

For the three months ended October 31, 2022 and 2021, all of our outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of our diluted loss per share since their effects would be anti-dilutive.

NOTE 16:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

The tables below provide a breakdown of the long-term assets by geographic segments:

	October 31, 2022
Balance Sheet Items	United States				Canada	Paraguay	Total
	Texas	Arizona	Wyoming	Other States
Mineral Rights and Properties	$12,419	$4,728	$148,720	$85	$377,400	$15,014	$558,366
Property, Plant and Equipment	7,133	-	12,585	-	32	366	20,116
Restricted Cash	1,949	15	5,287	-	-	-	7,251
Equity-Accounted Investments	-	-	-	-	46,073	-	46,073
Investment in Equity Securities	-	-	-	-	5,666	-	5,666
Other Non-Current Assets	1,223	-	1,618	-	279	-	3,120
Total Long-Term Assets	$22,724	$4,743	$168,210	$85	$429,450	$15,380	$640,592

	July 31, 2022
Balance Sheet Items	United States
	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Mineral Rights and Properties	$12,420	$4,727	$148,720	$85	$982	$15,014	$181,948
Property, Plant and Equipment	7,068	-	12,773	-	26	367	20,234
Restricted Cash	1,949	15	5,287	-	-	-	7,251
Equity-Accounted Investment	-	-	-	-	24,177	-	24,177
Investment in Equity Securities	-	-	-	-	14,834	-	14,834
Other Non-Current Assets	1,447	-	1,646	-	519	-	3,612
Total Long-Term Assets	$22,884	$4,742	$168,426	$85	$40,538	$15,381	$252,056

URANIUM ENERGY CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The tables below provide a breakdown of our operating results by geographic segments for the three months ended October 31, 2022 and 2021. All intercompany transactions have been eliminated.

	Three months ended October 31, 2022
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Sales and service revenue	$-	$-	$83	$57,209	$-	$-	$57,292
Cost of sales and services	-	-	(69)	(43,365)	-	-	(43,434)
Gross profit	-	-	14	13,844	-	-	13,858

Operating Costs:
Mineral property expenditures	1,603	29	1,034	4	1,058	323	4,051
General and administrative	3,934	4	371	-	1,395	18	5,722
Depreciation, amortization and accretion	105	-	375	-	11	1	492
Total operating costs	5,642	33	1,780	4	2,464	342	10,265
Income (loss) from operations	(5,642)	(33)	(1,766)	13,840	(2,464)	(342)	3,593

Other income (expenses)	(2,668)	(5)	(137)	(1,185)	(3,384)	1	(7,378)
Income (loss) before income taxes	$(8,310)	$(38)	$(1,903)	$12,655	$(5,848)	$(341)	$(3,785)

	Three months ended October 31, 2021
	United States
Statement of Operations	Texas	Arizona	Wyoming	Other States	Canada	Paraguay	Total
Operating Costs:
Mineral property expenditures	$1,152	$29	$200	$20	$3	$253	$1,657
General and administrative	2,602	4	21	-	480	10	3,117
Depreciation, amortization and accretion	90	-	4	-	4	-	98
Total operating costs	3,844	33	225	20	487	263	4,872
Loss from operations	(3,844)	(33)	(225)	(20)	(487)	(263)	(4,872)

Other income (expenses)	27	(5)	-	-	2,774	1	2,797
Loss before income taxes	$(3,817)	$(38)	$(225)	$(20)	$2,287	$(262)	$(2,075)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2022, and our Form 10-K Annual Report for the fiscal year ended July 31, 2022, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2022, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2022, our most recently completed year end, to October 31, 2022, and our results of operations for the three months ended October 31, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2022.

Business

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2022.

We utilize in-situ recovery (“ISR”) mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We have two ISR Mines which utilize ISR mining to extract yellowcake (“U3O8”).  We have two uranium processing facilities located in the vicinity of our IRS Mines, which process material from our ISR Mines into drums of U3O8 for shipping to a third-party storage and sales facility.  At October 31, 2022, we had no uranium supply or off-take agreements in place.

We utilize a “hub-and-spoke” strategy whereby our processing facilities act as the central processing sites (the “hubs”) for our ISR Mines and future satellite uranium mining activities, such as our Burke Hollow Project, located within the South Texas Uranium Belt, and our Moore Ranch Project, located in the State of Wyoming (the “spokes”). In Texas our fully-licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy, specifically the South Texas Uranium Belt, which is licensed to process up to four million pounds of U3O8 annually. In Wyoming, our fully-licensed and 100% owned Irigaray Processing Facility forms the basis for our regional operating strategy in the Powder River Basin and Great Divide Basin, which is licensed to process up to one million pounds of U3O8 annually.

On August 19, 2022, we completed the UEX Acquisition.  UEX is a Canadian uranium and cobalt exploration and development company involved with a portfolio of uranium projects. UEX’s directly-owned portfolio of projects is located in the eastern, western and northern perimeters of the Athabasca Basin in Saskatchewan, Canada.

On October 14, 2022, we completed the acquisition of the Roughrider Project located in the Athabasca Basin from a subsidiary of Rio Tinto plc.   The Roughrider Project unlocks value from the recently acquired UEX portfolio in the eastern Athabasca Basin as we now have critical mass to advance our production plans.

We also hold certain mineral rights in various stages of development in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of the uranium mineral rights in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium and titanium extraction activities, which include advancing certain projects with established mineralized materials towards extraction and establishing additional mineralized materials on our existing uranium and titanium projects or through the acquisition of additional projects.

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven to more of a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at $52.30 per pound on October 31, 2022 (UxC U3O8 Daily Spot Price). Production dropped to a multi-year low in 2020 at about 122 million pounds but began to recover in 2021 and is on track to reach about 132 million pounds in 2022, although still well below reactor requirements. Global supply and demand projections show a structural deficit between production and utility requirements averaging about 36 million pounds a year over the next 10 years and increasing thereafter (UxC 2022 Q3 Uranium Market Outlook). The current gap is being filled with secondary market sources, including finite inventory that is projected to decline in coming years. As secondary supplies diminish, new production will be needed to meet utility demand and will require higher prices to stimulate new mining activity with market prices still below incentive prices for many producers. Uranium supply has become more complicated due to Russia’s invasion of Ukraine as Russia is a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, pending legislation and buyer avoidance of Russian fuel is causing a fundamental change to the nuclear fuel markets. We believe this is likely to result in a bifurcation of the uranium market, increasing an already notable supply gap for western utilities. Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. While these situations are still unfolding, new trends appear to be pointing towards at least the U.S. utilities beginning to shift more focus to security of supply with production in areas of low geopolitical risk.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 65 new reactors connected to the grid since 2013 and another 60 reactors under construction as of November 2022 (PRIS and WNA November 2022 data).  In October 2022, World Nuclear News reported that: “The International Energy Agency (IEA) projects more than a doubling of nuclear generation by 2050 with at least 30 countries increasing their use of nuclear power, in the Net Zero Emissions by 2050 scenario of its latest World Energy Outlook (WEO)”. Additional upside market pressure is also emerging as utilities return to a longer-term contracting cycle to replace expiring contracts; something the market has not experienced for several years.  Increasing demand has also occurred with financial entities and various producers, including our Company, purchasing significant quantities of drummed uranium inventory, further removing excess near term supplies.

As at October 31, 2022, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Results of Operations

For the three months ended October 31, 2022 and 2021, we recorded a net loss of $3,756 ($0.01per share) and $2,074 ($0.01 per share), and income (losses) from operations of $3,593 and ($4,872), respectively.

During the three months ended October 31, 2022, we continued with our strategic plan for reduced operations at our ISR Mines to capture residual pounds of U3O8 only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at our ISR Mines, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations. As a result, no uranium concentrate was extracted at our ISR Mines and processed at our Hobson and the Irigaray Processing Facilities,

We established a physical uranium program (the “Physical Uranium Program”) in Fiscal 2021. As of the date of this Quarterly Report, we entered into agreements to purchase 5.8 million pounds of U.S. warehoused uranium concentrates inventory with various delivery dates through December 2025 at the ConverDyn conversion facility located in Metropolis, Illinois, at a volume weighted average price of approximately $38.03 per pound.

During the three months ended October 31, 2022, as part of our Physical Uranium Program, we purchased 116,000 pounds of uranium concentrates with a total cost of $5,800 and sold 1,150,000 pounds of uranium concentrate for $57,209. As of October 31, 2022, the carrying value of our uranium concentrates inventories was $28,769 (July 31, 2022: $66,161).

Sales and Service Revenue

During the three months ended October 31, 2022, we recorded sales of $57,209 from the sale of 1,150,000 pounds of uranium concentrates inventory at a volume weighted average price of approximately $49.75 per pound. In addition, we recorded revenue from toll processing services of $83, which was generated from processing uranium resins.

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended October 31,
	2022	2021
Sales of purchased uranium inventory	$57,209	$-
Revenue from toll processing services	83	-
Total sales and service revenue	$57,292	$-

Cost of purchased uranium inventory	$(43,365)	$-
Cost of toll processing services	(69)	-
Total cost of sales and services	$(43,434)	$-

Gross Profit	$13,858	$-

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

The following table provides mineral property expenditures by cost category for the periods indicated:

	Three Months Ended October 31,
	2022	2021
Permitting and compliance	$53	$91
Property maintenance	839	418
Exploration	2,002	814
Plant development	17	16
Wellfield development	343	78
Production readiness	797	240
Total	$4,051	$1,657

During the three months ended October 31, 2022 and 2021, mineral property expenditures in the amount of $797 and $240, respectively, were directly related to maintaining operational readiness and permitting compliance for our Palangana Mine and Hobson Processing Facility and our Christensen Mine and Irigary Processing Facility.

During the three months ended October 31, 2022, we continued the drilling campaign commenced in March 2021 and spent $557 (October 31, 2021: $542) on exploration drilling costs on 41 exploration holes and $343 (October 31, 2021: $78) on wellfield development costs on five wells totaling 1,990 feet at our Burke Hollow Project.

General and Administrative

During the three months ended October 31, 2022, general and administrative expenses totaled $5,722, an increase compared to $3,117 for the three months ended October 31, 2021. The increase primarily resulted from increases in salaries and management fees and an overall increase in corporate expenses due to the expansion of our corporate structure and activities.

The following summary provides a discussion of the major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three months ended October 31, 2022, salaries and management fees totaled $1,132, which increased compared to $476 for the three months ended October 31, 2021, primarily as a result of an increase in salaries and management fees and the acquisitions of U1A and UEX;

●

for the three months ended October 31, 2022, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $2,305, which increased compared to $1,182 for the three months ended October 31, 2021, primarily as a result of increases in corporate development expenses and an overall increase in corporate activities due to expansion by the Company;

●

for the three months ended October 31, 2022, professional fees totaled $501, which increased compared to $115 for the three months ended October 31, 2021. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●

for the three months ended October 31, 2021, stock-based compensation totaled $1,784, which increased compared to $1,344 for the three months ended October 31, 2021.  The stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in prior fiscal years using the graded vesting method.

Other Income and Expenses

Interest and Finance Costs

During the three months ended October 31, 2022, interest and finance costs totaled $196, which decreased compared to $530 for the three months ended October 31, 2021 due to the repayments of long-term debt in the prior years.

Income from Equity-Accounted Investments

Income from equity-accounted investments was comprised of the following:

	Three Months Ended October 31
	2022	2021
Share of income (loss)	$(195)	$835
Gain on dilution of ownership interest in URC	226	1,918
Total	$31	$2,753

During the three months ended October 31, 2022 and October 31, 2021, we recorded a gain on dilution of ownership interest in URC of $226 and $1,918, respectively, as a result of URC issuing more shares from its equity financings, which decreased our ownership interest in URC to $15.4% at October 31, 2022 from at 15.5% at July 31, 2022.

Change in fair value of derivative liability

In connection with the UEX Acquisition, we issued Replacement Warrants, which are accounted for as derivative liabilities due to the exercise prices of the UEX warrants being denominated in Canadian dollars which differs from the functional currency of the Company.  As at October 31, 2022, the Replacement Warrants were revalued, which resulted in a loss of $2,625 due to the increase in fair value of derivative liabilities primarily due to an increase in our share price.  No such loss was recorded for the three months ended October 31, 2021.

Unrealized Loss on Equity Securities

As at October 31, 2022, our investments in certain equity securities were revalued using the market values at period end, which resulted in a loss on fair value of equity securities totaling $2,382. No such loss was recorded for the three months ended October 31, 2021.

Realized Loss on Equity Securities

During the three months ended October 31, 2022, we recorded a loss of $1,084 as a result of the revaluation of UEX shares we acquired prior to the completion of UEX Acquisition which were included in acquisition consideration. No such loss was recorded for the three months ended October 31, 2021.

Other expenses

During the three months ended October 31, 2022, we entered into an amendment to sales agreements with a third party whereby a uranium sales agreement and a uranium purchase agreement with this same party offset each other.  We paid a net amount of $1,186 to this party for the differences between the gross purchase price and gross sales price, which was recorded as other expenses on our condensed consolidated financial statements.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2022	July 31, 2022	April 30, 2022	January 31, 2022
Sales and service revenue	$57,292	$78	$9,892	$13,191
Gross profit	13,858	13	3,337	3,943
Net income (loss)	(3,756)	5,455	7,345	(5,474)
Total comprehensive income (loss)	(14,524)	5,390	7,206	(6,092)
Basic and diluted income (loss) per share	(0.01)	0.02	0.03	(0.02)
Total assets	695,487	354,247	330,793	302,217

	For the Quarters Ended
	October 31, 2021	July 31, 2021	April 30, 2021	January 31, 2021
Sales and service revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Net loss	(2,074)	(1,798)	(4,590)	(3,461)
Total comprehensive loss	(1,931)	(2,226)	(4,097)	(2,975)
Basic and diluited loss per share	(0.01)	(0.01)	(0.02)	(0.02)
Total assets	232,719	169,541	163,575	100,143

Liquidity and Capital Resources

	October 31, 2022	July 31, 2022
Cash and cash equivalents	$20,965	$32,536
Current assets	54,895	102,191
Current liabilities	17,608	8,498
Working capital	37,287	93,693

During the three months ended October 31, 2022, we received net proceeds of $21,714 from the 2021 ATM Offering. As at October 31, 2022, we had working capital of $37,287, which decreased by $56,406 from the working capital of $93,693 as at July 31, 2022.  Subsequent to October 31, 2022, we received cash proceeds of $13,505 from the ATM Offerings and sold 500,000 pounds of uranium inventories for total proceeds of $25,185.  We believe our existing cash resources, if necessary, and the cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for the next 12 months from the date that this Quarterly Report is issued.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales were realized, our revenues generated from sales of produced U3O8 have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. Although we recorded net income totaling $5,252 in Fiscal 2022, we recorded net losses in the current quarter and all prior years and we had an accumulated deficit balance of $290,129 as at October 31, 2022. Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term although we recorded positive cash flows from operating activities totaling $40,655 for the three months ended October 31, 2022.

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations.  We have also relied, to a limited extent, on cash flows generated from our mining activities during the years ended July 31, 2015 (“Fiscal 2015), 2013 (“Fiscal 2013) and 2012 (“Fiscal 2012”). However, we have yet to achieve profitability or develop consistent positive cash flow from operations. In the future we may also rely on cash flows generated from the sales of our uranium concentrates to fund our operations.  Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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
●

if a nuclear incident, such as the events that occurred at Fukushima in March 2011, occurs, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

Our continuation as a going concern beyond 12 months from the date of this Quarterly Report will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Our long-term success, including the recoverability of the carrying values of our assets, our ability to acquire additional mineral projects and to continue with exploration and pre-extraction activities and mining activities on our existing mineral projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable minerals and to develop these into profitable mining activities.

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

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the 2021 ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the 2021 ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively with the May 2021 ATM Offering, the “2021 ATM Offering”).

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for and units which include common stock, debt securities, warrants or any combination thereof (the “2022 Shelf”), which included an at-the-market offering agreement prospectus (the “2022 ATM Offering”; and, collectively, with the 2021 ATM Offering, the “ATM Offerings”) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

On November 16, 2022, we entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “2022 ATM Managers”) as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

During the three months ended October 31, 2022, we issued 5,218,890 shares of the Company’s common stock under our 2021 ATM Offering for net cash proceeds of $21,714

Subsequent to October 31, 2022, we issued 3,687,663 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $13,505.

Operating Activities

During the three months ended October 31, 2022, net cash provided by operating activities was $36,531, of which $37,405 was from sales of our uranium concentrate inventory, net of uranium inventory purchases.  Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments for a promissory note.

Financing Activities

During the three months ended October 31, 2022, net cash provided by financing activities totaled $27,864, comprised of net proceeds of $21,714 from the 2021 ATM Offering and net proceeds of $6,346 from the exercise of stock options and share purchase warrants, offset by $147 for cash paid for withholding amounts on option exercises and $49 in payments for a promissory note. During the three months ended October 31, 2021, net cash provided by financing activities totaled $63,918, comprised of net proceeds of $62,671 from the 2021 ATM Offering and net proceeds of $1,294 from the exercise of stock options and share purchase warrants, offset by $47 in payments for a promissory note.

Investing Activities

During the three months ended October 31, 2022, net cash used in investing activities totaled $75,783, comprised of net cash of $4,369 received from the UEX Acquisition, offset by cash used in the Roughrider Acquisition of $80,000, and cash used for the purchase of property, plant and equipment of $152. During the three months ended October 31, 2021, net cash provided by investing activities totaled $358, comprised of cash proceeds of $9,980 from sales of equity securities, offset by cash of $9,433 used in investment in equity securities, cash of $176 used in prepaid transaction costs and cash of $13 used for investment in mineral rights and properties and purchase of property, plant and equipment.

Stock Options and Warrants

As of October 31, 2022, we had stock options outstanding representing 8,856,055 shares at a weighted-average exercise price of $1.65 per share, and share purchase warrants outstanding representing 4,837,586 shares at a weighted-average exercise price of $2.85 per share.  As of October 31, 2022, outstanding stock options and warrants represented a total 13,693,641 shares issuable for gross proceeds of approximately $28.4 million should these stock options and warrants be exercised in full on a cash basis.  As of October 31, 2022, all outstanding share purchase warrants and stock options are in-the-money. The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

During the three months ended October 31, 2022, we incurred $394 primarily on recoverable exploration expenditures with JCU.  As at October 31, 2022, amount owing from JCU totaled $577 (July 31, 2022: $Nil)

During the three months ended October 31, 2022 and 2021, we incurred $78 and $2, respectively, in general and administrative costs, paid to Blender Media Inc, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.

As at October 31, 2022, the amount owing to Blender was $17 (July 31, 2022: $3).

Material Commitments

As at October 31, 2022, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$29,212	$362	$2,772	$4,998	$21,080
Operating Lease Obligations	1,649	264	240	170	975
Uranium Inventory Purchase Obligations	118,787	53,134	62,033	3,620	-
Total	$149,648	$53,760	$65,045	$8,788	$22,055

As at October 31, 2022, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S.A., Vancouver, British Columbia, and Saskatoon, Saskatchewan Canada, and Paraguay for total monthly payments of $29. Office lease agreements for the U.S. and Canada expire between July 2023 and March 2027.

Commitments for Management Services

As at October 31, 2022, we were committed to paying our key executives a total of $879 per year for management services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the consolidated financial statements as presented under Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for Fiscal 2022.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for Fiscal 2022.

Subsequent Events

Subsequent to October 31, 2022, we issued 3,687,663 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $13,505.

Subsequent to October 31, 2022, we received 600,000 pounds of uranium inventories for a total purchase price of $21,510 and sold 500,000 pounds of uranium inventories for total proceeds of $25,185.

Subsequent to October 31, 2021, we invested a total of $18,413 to acquire equity securities.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2022.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

In addition to the information contained in our Annual Report on Form 10-K for Fiscal 2022, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for Fiscal 2022.

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

As more fully described under Item 1, Business, in our Annual Report on Form 10-K for Fiscal 2022, we were incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay.  In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8.  We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay.  Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing, of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $290.1 million as of October 31, 2022.  Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations.  Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $12.7 million during the three months ended October 31, 2022 and $23.2 million in Fiscal 2022, respectively, we have yet to achieve profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant net losses to date, it may be difficult to evaluate our future performance.

As of October 31, 2022, we had working capital of $37.3 million including cash and cash equivalents of $21.0 million and uranium inventory holdings of $28.8 million. Subsequent to October 31, 2022, we received further cash proceeds of $13.5 million under the ATM Offerings and sold 500,000 pounds of uranium inventories for total proceeds of $25.2 million.  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities.  The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines and of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt, our Christensen Ranch Mine and Reno Creek Project, located in the Powder River Basin, Wyoming, and our projects in Canada and in the Republic of Paraguay, have many risks and uncertainties.  These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium and titanium minerals; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.  Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010 we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the three months ended October 31, 2022, and any other fiscal years.

During the three months ended October 31, 2022, we continued to operate our ISR Mines at a reduced pace to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to continue generating revenue from our ISR Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.  Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire new uranium projects or develop existing uranium projects, such as our Roughrider, Hidden Bay, Christie Lake, Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

Exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, with many beyond our control and including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) the unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.  These risks and uncertainties could result in: (i) delays, reductions or stoppages in our mining activities; (ii) increased capital and/or extraction costs; (iii) damage to, or destruction of, our mineral projects, extraction facilities or other properties; (iv) personal injuries; (v) environmental damage; (vi) monetary losses; and (vii) legal claims.

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

We have established the existence of mineralized materials for certain of our projects, including our ISR Mines.  We have not established proven or probable reserves, as defined by the SEC under S-K 1300, through the completion of a “final” or “bankable” feasibility study for any of our projects, including our ISR Mines.  Furthermore, we have no plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining, such as our ISR Mines.  Since we commenced uranium extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.  Any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. The Company believes that it is presently in compliance with the New Rule.

Since we are in the Exploration Stage, pre-production expenditures, including those related to pre-extraction activities, are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies in the Production Stage.

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

We have neither established nor have any plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining. Companies in the Production Stage (as defined by the SEC), having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities and our ISR Mines, and our recently acquired Roughrider and Horse-Raven Projects, and have recorded a liability of $18.0 million on our balance sheet at October 31, 2022, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. In connection with the U1A Acquisition, we assumed $13.7 million of restricted cash as surety bond collateral for total estimated reclamation costs of $18.6 million for the Christensen Ranch Mine and Irigaray Processing Facility. During Fiscal 2022 $8.6 million of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility was released. We may be required at any time to fund the remaining $17.4 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We cannot provide any assurance that our Physical Uranium Initiative Program involving the strategic acquisition of physical uranium will be successful, which may have an adverse effect on our results of operations.

We have used or allocated a large portion of our cash on hand in order to fund the acquisition of drummed uranium pursuant to our physical uranium initiative program (the “Physical Uranium Initiative Program”). This strategy will be subject to a number of risks and there is no assurance that the strategy will be successful. Future deliveries are subject to performance by other parties and there is a possibility of default by those parties, thus depriving us of potential benefits.

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

Our compliance costs, including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards, have been significant to date and are expected to increase in scale and scope as we expand our operations in the future.  Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

While the very heart of our business – uranium extraction, which is the fuel for carbon-free, emission-free baseload nuclear power – and our recycling programs, help address global climate change and reduce air pollution, the world’s focus on addressing climate change will require our Company to continue to conduct all of its operations in a manner that minimizes the use of resources, including the unnecessary use of energy resources, in order to continue to minimize air emissions at our facilities, which can also increase mine and facility, construction, development and operating costs.  Regulatory and environmental standards may also change over time to address global climate change, which could further increase these costs.

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

In addition, the Inflation Reduction Act of 2022 was recently signed into law and includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and the Company cannot predict how this legislation or any future changes in tax laws might affect the Company or purchasers of our common stock.

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

We are authorized to issue 750,000,000 shares of common stock of which 366,075,053 shares were issued and outstanding as of October 31, 2022. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended October 31, 2022, we issued the following securities that were not registered under the Securities Act:

●

On August 2, 2022, we issued an aggregate of 4,179 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $3.23 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares;

●

On August 19, 2022, in accordance with the closing of the UEX Acquisition, we issued an aggregate of 48,518,745 shares of common stock pursuant to the Arrangement Agreement, dated June 13, 2022, as amended, at an issuance price of $3.53 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Section 3(a)(10) of the Securities Act with respect to the issuance of these shares;

●

On August 19, 2022, in accordance with the closing of the UEX Acquisition, we issued an aggregate of 2,301,750 replacement stock options pursuant to the Arrangement Agreement, dated June 13, 2022, as amended, having exercises prices ranging from C$1.39 to C$5.12.  We relied on the exemption from the registration requirements under the Securities Act provided by Section 3(a)(10) of the Securities Act with respect to the issuance of these replacement stock options;

●

On August 29, 2022, we issued 2,812 shares of common stock pursuant to the exercise of warrants at a price of C$2.33 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act with respect to the issuance of these shares;

●

On September 13, 2022, we issued 27,000 shares of common stock pursuant to the exercise of warrants at a price of C$2.33 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares; and

●

On October 14, 2022, in accordance with the closing of the Roughrider Acquisition, we issued an aggregate of 17,805,815 shares pursuant to the Share Purchase and Sale Agreement dated October 11, 2022, at a deemed issuance price of $3.9313 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities.  During the quarter ended October 31, 2022, our ISR Mines were not subject to regulation by the Mine Safety Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal Executive Officer) and director
Date: December 16, 2022

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: December 16, 2022