Form 10-Q
period 2023-01-31
URANIUM ENERGY CORP
filed 2023-03-13
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 North Shoreline, Ste. 800, Corpus Christi, Texas, U.S.A.	78401
(U.S. corporate headquarters)	(Zip Code)

1830 – 1030 West Georgia Street Vancouver, British Columbia, Canada	V6E 2Y3
(Canadian corporate headquarters)	(Zip Code)

(Address of principal executive offices)

(361) 888-8235
(Registrant’s telephone number, including area code)

Not applicable
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 375,391,500 shares of common stock outstanding as of March 10, 2023.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023

(Unaudited – Expressed in thousands of U.S. Dollars unless otherwise stated)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	January 31, 2023	July 31, 2022

CURRENT ASSETS
Cash and cash equivalents		$32,613	$32,536
Inventories	5	21,037	66,570
Prepaid expenses and deposits		3,053	2,871
Accounts and other receivables		870	214
TOTAL CURRENT ASSETS		57,573	102,191

MINERAL RIGHTS AND PROPERTIES	6	562,850	181,948
PROPERTY, PLANT AND EQUIPMENT	7	19,995	20,234
RESTRICTED CASH		7,251	7,251
EQUITY-ACCOUNTED INVESTMENTS	8	47,582	24,177
INVESTMENT IN EQUITY SECURITIES	9	35,121	14,834
OTHER NON-CURRENT ASSETS	3	2,943	3,612
TOTAL ASSETS		$733,315	$354,247

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$9,975	$8,162
Asset retirement obligations - current	11	362	-
Derivative liabilities	12	2,320	-
Other current liabilities		247	336
TOTAL CURRENT LIABILITIES		12,904	8,498

ASSET RETIREMENT OBLIGATIONS	11	18,030	17,276
OTHER NON-CURRENT LIABILITIES		1,005	1,028
DERIVATIVE LIABILITIES	12	7,482	-
DEFERRED TAX LIABILITIES	3,4	69,226	536
TOTAL LIABILITIES		108,647	27,338

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 373,370,417 shares issued and outstanding (July 31, 2022 - 289,638,307)	13	373	289
Additional paid-in capital		909,869	613,179
Accumulated deficit		(279,237)	(286,373)
Accumulated other comprehensive loss		(6,337)	(186)
TOTAL EQUITY		624,668	326,909
TOTAL LIABILITIES AND EQUITY		$733,315	$354,247

SUBSEQUENT EVENTS	9,13

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended January 31,		Six Months Ended January 31,
	Notes	2023	2022	2023	2022
SALES AND SERVICE REVENUE	14	$47,931	$13,191	$105,223	$13,191
COST OF SALES AND SERVICES	14	(33,361)	(9,248)	(76,795)	(9,248)
GROSS PROFIT		14,570	3,943	28,428	3,943

OPERATING COSTS
Mineral property expenditures		4,147	2,109	8,198	3,766
General and administrative		4,829	3,715	10,551	6,832
Acquisition-related costs		-	2,645	-	2,645
Depreciation, amortization and accretion	6,7,11	506	403	998	501
TOTAL OPERATING COSTS		9,482	8,872	19,747	13,744
INCOME (LOSS) FROM OPERATIONS		5,088	(4,929)	8,681	(9,801)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(198)	(568)	(394)	(1,098)
Income (loss) from equity-accounted investments	8	(116)	2	(85)	2,755
Gain (loss) on revaluation of equity securities	9	3,123	-	(343)	547
Gain (loss) on revaluation of derivative liabilities	12	1,726	-	(899)	-
Other income (expenses)		853	20	(269)	47
OTHER INCOME (EXPENSES)		5,388	(546)	(1,990)	2,251
INCOME (LOSS) BEFORE INCOME TAXES		10,476	(5,475)	6,691	(7,550)

DEFERRED TAX RECOVERY		416	1	445	2
NET INCOME (LOSS) FOR THE PERIOD		10,892	(5,474)	7,136	(7,548)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation gain (loss)	8	4,617	(618)	(6,151)	(475)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		4,617	(618)	(6,151)	(475)
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD		$15,509	$(6,092)	$985	$(8,023)

NET INCOME (LOSS) PER SHARE	15
Basic and Diluted		$0.03	$(0.02)	$0.02	$(0.03)
Diluted		$0.03	$(0.02)	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		369,608,851	269,120,537	353,199,789	257,989,930
Diluted		377,825,545	269,120,537	361,416,483	257,989,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands U.S. dollars)

		Six Months Ended January 31
	Notes	2023	2022
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net income (loss) for the period		$7,136	$(7,548)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	3,273	2,575
Depreciation, amortization and accretion	6,7,11	998	501
Amortization of long-term debt discount		-	525
(Income) loss from equity-accounted investment	8	85	(2,755)
Gain on disposition of assets		(2)	(1)
Loss (gain) on revaluation of equity securities	9	343	(547)
Loss on revaluation of derivative liabilities	12	899	-
Deferred tax recovery		(445)	(2)
Changes in operating assets and liabilities
Inventories		45,533	(10,867)
Prepaid expenses and deposits		623	(69)
Accounts and other receivables		211	17
Accounts payable and accrued liabilities		(5,081)	450
Other liabilities		(2)	9
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		53,571	(17,712)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	13	54,232	133,143
Repayments of long-term debt		-	(10,000)
Repayments of other loans		(66)	(94)
Cash paid for withholding amounts on option exercise		(147)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		54,019	123,049

INVESTING ACTIVITIES
Net cash used in U1A Acquisition		-	(113,588)
Acquisition of UEX, net of cash acquired	3	1,984	-
Acquisition of Roughrider	4	(82,117)	-
Investment in mineral rights and properties		(51)	(40)
Capital contribution to equity-accounted investment	8	(588)	-
Investment in equity securities	9	(26,328)	(9,433)
Purchase of property, plant and equipment		(287)	(85)
Investment in other assets		-	(66)
Proceeds from sales of equity securities		-	9,980
Proceeds from disposition of assets		2	1
NET CASH USED IN INVESTING ACTIVITIES		(107,385)	(113,231)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		205	(7,894)
FOREIGN EXCHANGE DIFFERENCE ON CASH		(128)	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		39,787	46,350
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD		$39,864	$38,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2022	289,638,307	$289	$613,179	$(286,373)	$(186)	$326,909
Common stock
Issued for acquistion of UEX and Roughrider	66,324,560	66	235,306	-	-	235,372
Issued under ATM offering, net of issuance costs	5,218,890	5	21,709	-	-	21,714
Issued upon exercise of stock options	1,404,601	2	58	-	-	60
Issued upon exercise of warrants	3,410,898	4	6,136	-	-	6,140
Stock-based compensation
Common stock issued for consulting services	4,179	-	17	-	-	17
Common stock issued under Stock Incentive Plan	73,618	-	299	-	-	299
Amortization of stock-based compensation	-	-	1,426	-	-	1,426
Replacement options issued for acquisition of UEX	-	-	4,026	-	-	4,026
Net loss for the period	-	-	-	(3,756)	-	(3,756)
Other comprehensive loss	-	-	-	-	(10,768)	(10,768)
Balance, October 31, 2022	366,075,053	$366	$882,156	$(290,129)	$(10,954)	$581,439
Common stock
Issued under ATM offering, net of issuance costs	7,040,363	7	26,099	-	-	26,106
Issued upon exercise of stock options	94,302	-	-	-	-	-
Issued upon exercise of warrants	45,000	-	66	-	-	66
Stock-based compensation
Common stock issued for consulting services	49,228	-	201	-	-	201
Common stock issued under Stock Incentive Plan	66,471	-	262	-	-	262
Amortization of stock-based compensation	-	-	1,085	-	-	1,085
Net income for the period	-	-	-	10,892	-	10,892
Other comprehensive income	-	-	-	-	4,617	4,617
Balance, January 31, 2023	373,370,417	$373	$909,869	$(279,237)	$(6,337)	$624,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited – Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2021	236,796,866	$237	$441,991	$360	$(291,625)	$493	$151,456
Common stock
Issued under ATM offering, net of issuance costs	20,743,878	21	62,650	-	-	-	62,671
Issued upon exercise of stock options	753,990	1	383	-	-	-	384
Issued upon exercise of warrants	491,849	-	910	-	-	-	910
Issued for acquisition of mineral properties	64,149	-	219	-	-	-	219
Stock-based compensation
Common stock issued for consulting services	4,607	-	14	-	-	-	14
Common stock issued under Stock Incentive Plan	141,490	-	355	-	-	-	355
Amortization of stock-based compensation	-	-	803	-	-	-	803
Net loss for the period	-	-	-	-	(2,074)	-	(2,074)
Other comprehensive income	-	-	-	-	-	143	143
Balance, October 31, 2021	258,996,829	$259	$507,325	$360	$(293,699)	$636	$214,881
Common stock
Issued as anniversary fees for credit facility	161,594	-	600	-	-	-	600
Issued under ATM offering, net of issuance costs	17,751,658	18	67,955	-	-	-	67,973
Issued upon exercise of stock options	193,345	-	63	-	-	-	63
Issued upon exercise of warrants	572,850	1	1,141	-	-	-	1,142
Issued for acquisition of mineral properties	47,715	-	206	-	-	-	206
Stock-based compensation
Common stock issued for consulting services	4,608	-	17	-	-	-	17
Common stock issued under Stock Incentive Plan	109,986	-	399	-	-	-	399
Amortization of stock-based compensation	-	-	654	-	-	-	654
Net loss for the period	-	-	-	-	(5,474)	-	(5,474)
Other comprehensive loss	-	-	-	-	-	(618)	(618)
Balance, January 31, 2022	277,838,585	$278	$578,360	$360	$(299,173)	$18	$279,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
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

As at January 31, 2023, we had working capital (current assets less current liabilities) of $44,669 including cash and cash equivalents of $32,613 and uranium inventory holdings of $20,639. Subsequent to January 31, 2023, we received further cash proceeds of $6,991 from our at-the-market offering (refer to Note 13: Capital Stock). We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that our interim condensed consolidated financial statements are issued. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

NOTE 2:         SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2022 (“Fiscal 2022”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023 (“Fiscal 2023”).

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
January 31, 2023
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

NOTE 3:         ACQUISITION OF UEX CORPORATION

During Fiscal 2022, on June 13, 2022, we entered into a definitive agreement with UEX Corporation (“UEX”, the “UEX Agreement”) pursuant to which we would acquire all of the issued and outstanding common shares of UEX in an all-share transaction (the “UEX Acquisition”). On June 21, 2022, in accordance with the UEX Agreement, we completed a private placement in UEX, whereby we acquired 11,627,907 UEX common shares at a price of CA$0.43 per UEX common share for total consideration of $3,867. Subsequently, we acquired an additional 6,844,000 UEX common shares for total consideration of $1,914 by making purchases of UEX common shares through the facilities of the Toronto Stock Exchange subject to and in accordance with applicable laws.

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
January 31, 2023
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

Exercise Price in USD	$1.07	to	$3.94
Exercise Price in CAD	CA$1.39	to	CA$5.12
Expected Risk Free Interest Rate	2.40%	to	3.23%
Expected Volatility	76.01%	to	97.53%
Expected Life in Years	0.12	to	1.0
Expected Dividend Yield		0.00%

The estimated fair value of the Replacement Warrants in the amount of $8,903 is classified as derivative liabilities in accordance with ASC 815 Derivatives and Hedging, as the exercise prices of the Replacement Warrants are denominated in Canadian dollars, which differs from the Company’s functional currency. The change in fair value on the derivative liabilities is recorded as a change in fair value of derivative liability in our condensed consolidated statements of operations. The fair value of the Replacement Warrants as of August 19, 2022 was estimated using the Black-Scholes model with the following assumptions, which is level 3 of the fair value measurement hierarchy:

Exercise Price in USD	$1.11	to	$3.42
Exercise Price in CAD	CA$1.44	to	CA$4.44
Expected Risk Free Interest Rate	3.18%	to	3.23%
Expected Volatility	90.98%	to	101.52%
Expected Life in Years	0.75	to	2.05
Expected Dividend Yield		0.00%

The UEX Acquisition is accounted for as an acquisition of assets rather than a business as UEX does not meet the definition of a business in accordance with ASC 805 Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the UEX Acquisition:

Consideration paid
UEC shares issued	$171,271
Fair value of UEX shares acquired by UEC before acquisition	5,830
Replacement options issued	4,026
Replacement warrants issued	8,903
Acquisition related costs	2,643
Total consideration	$192,673

Assets acquired and liabilities assumed
Cash and cash equivalents	$4,627
Prepaid expenses and deposits	159
Accounts receivable	892
Mineral rights and properties	208,008
Equity accounted investment	24,502
Investment in equity securities	135
Other non-current assets	118
Total assets	238,441

Accounts payable and accrued liabilities	7,080
Other liabilities	111
Asset retirement obligations	211
Deferred tax liabilities	38,366
Total liabilities	45,768
Total net assets	$192,673

NOTE 4:         ACQUISITION OF THE ROUGHRIDER PROJECT

On October 14, 2022, we completed the acquisition of all of the issued and outstanding shares of Roughrider Mineral Holdings Inc. (“Roughrider”), which owns the Roughrider uranium development project (the “Roughrider Project”) located in the Athabasca Basin, in Saskatchewan, Canada, from a subsidiary of Rio Tinto plc (the “Roughrider Acquisition”). The Roughrider Acquisition is accounted for as an acquisition of assets rather than a business as the Roughrider Project does not meet the definition of a business in accordance with ASC 805 Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the Roughrider Acquisition:

Consideration paid
Cash	$80,000
Fair value of 17,805,815 UEC shares issued at $3.60 per share	64,101
Acquisition related costs	2,117
Total consideration	$146,218

Assets acquired and liabilities assumed
Mineral rights and properties	178,438
Total assets	178,438

Asset retirement obligations	445
Deferred tax liabilities	31,775
Total liabilities	32,220
Total net assets	$146,218

NOTE 5:         INVENTORIES

As at January 31, 2023, we held 571,000 ( July 31, 2022: 1,800,000) pounds of purchased uranium concentrate inventory. Costs of inventories consist of the following:

	January 31, 2023	July 31, 2022
Material and supplies	$220	$231
Uranium concentrates from production	178	178
Purchased uranium inventories	20,639	66,161
Total	$21,037	$66,570

As of January 31, 2023, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2023	700,000	$22,595
Fiscal 2024	995,000	45,777
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	2,395,000	$95,112

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 6:         MINERAL RIGHTS AND PROPERTIES,

Mineral Rights

As at January 31, 2023, we had mineral rights in the States of Arizona, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay. These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium. As of January 31, 2023, annual maintenance payments of approximately $4,290 will be required to maintain these mineral rights.

As at January 31, 2023, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2022	$172,340	$982	$15,014	$188,336
Additions (Note 3 and 4)	50	386,447	-	386,497
Impact of foreign currency translation	-	(5,594)	-	(5,594)
Balance, January 31, 2023	172,390	381,835	15,014	569,239

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2022	(6,388)	-	-	(6,388)
Additions	(1)	-	-	(1)
Balance, January 31, 2023	(6,389)	-	-	(6,389)

Carrying Value
Balance, July 31, 2022	$165,952	$982	$15,014	$181,948
Balance, Janaury 31, 2023	$166,001	$381,835	$15,014	$562,850

NOTE 7:         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 31, 2023			July 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and Processing Facilities	$19,099	$(1,651)	$17,448	$18,964	$(1,306)	$17,658
Mining Equipment	2,795	(2,432)	363	2,777	(2,382)	395
Logging Equipment and Vehicles	2,729	(1,889)	840	2,666	(1,851)	815
Computer Equipment	365	(330)	35	360	(313)	47
Furniture and Fixtures	190	(179)	11	190	(177)	13
Buildings	298	(80)	218	298	(72)	226
Land	1,080	-	1,080	1,080	-	1,080
	$26,556	$(6,561)	$19,995	$26,335	$(6,101)	$20,234

NOTE 8:          EQUITY-ACCOUNTED INVESTMENTS

As at January 31, 2023, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 15.1% ( July 31, 2022: 15.5%) interest in URC. In addition, two of our officers are members of URC’s board of directors, and one of which is also an executive officer of URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2023. Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 15.1% to 12.7%. URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V” and on NASDAQ with the trading symbol “UROY”. As at January 31, 2023, the fair value of our investment in URC was approximately $42.5 million ( July 31, 2022: $43.7 million).

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

As at January 31, 2023, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through the UEX Acquisition completed on August 19, 2022. JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada. The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During the three and six months ended January 31, 2023, we incurred $357 and $751, respectively, primarily on exploration expenditures that UEX incurred on behalf of JCU, 50% of which are recoverable.  As at January 31, 2023, the amount owing from JCU totaled $346 ( July 31, 2022: $Nil)

During the six months ended January 31, 2023, the changes in carrying value of our equity-accounted investments are summarized as follows:

Balance, July 31, 2022	$24,177
Addition from UEX Acquisition	24,502
Capital contribution to JCU	588
Share of losses	(701)
Gain on dilution of ownership interest in URC	616
Foreign exchange difference	(1,600)
Balance, January 31, 2023	$47,582

For the three and six months ended January 31, 2023 and 2022, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Share of income (loss)	$(506)	$(652)	$(701)	$183
Gain on dilution of ownership interest	390	654	616	2,572
Total	$(116)	$2	$(85)	$2,755

NOTE 9:          INVESTMENTS IN EQUITY SECURITIES

On August 19, 2022, we completed the UEX Acquisition (refer to Note 3), and our investment in UEX shares in the amount of $6,914 as of July 31, 2022 was re-measured to its fair value of $5,830 based on the closing price of UEX on August 19, 2022 and transferred as the consideration for the UEX Acquisition.

During the six months ended January 31, 2023, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2022	$14,834
Transferred as consideration for UEX Acquisition (Note 3)	(5,830)
Acquired from UEX Acquisition (Note 3)	135
Additions	26,328
Loss on revaluation of equity securities	(343)
Foreign exchange difference	(3)
Balance, January 31, 2023	$35,121

Subsequent to January 31, 2023, we invested a total of $14,307 to acquire equity securities.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 10:          RELATED PARTY TRANSACTIONS

During the three and six months ended January 31, 2023, we incurred $5 and $83, respectively, and during the three and six months ended January 31, 2022, $2 and $4, respectively, in general and administrative costs, paid to Blender Media Inc, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.  As at January 31, 2023, the amount owing to Blender was $Nil ( July 31, 2022: $3).

NOTE 11:          ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2022	$17,276
Accretion	472
Assumed from Roughrider Acquisition (Note 4)	445
Assumed from UEX Acquisition (Note 3)	211
Liabilities settled in cash	(6)
Foreign exchange adjustment	(6)
Balance, January 31, 2023	18,392
Asset retirement obligations, current	362
Asset retirement obligations, non-current	$18,030

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2023			July 31, 2022
Undiscounted amount of estimated cash flows			$29,212			$28,739

Payable in years	1	to	23	1	to	23
Inflation rate	1.56%	to	5.32%	1.56%	to	5.32%
Discount rate	3.72%	to	6.35%	3.72%	to	6.35%

Our undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2023	$362
Fiscal 2024	1,300
Fiscal 2025	1,472
Fiscal 2026	2,489
Fiscal 2027	2,509
Remaining balance	21,080
$29,212

NOTE 12:         DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued Replacement Warrants (refer to Note 3) in connection with the closing of the UEX Acquisition. The Replacement Warrants are accounted for as derivative liabilities as the exercise prices of the Replacement Warrants are denominated in Canadian dollars which differs from our functional currency.

As at January 31, 2023, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in USD	$1.08	to	$3.33
Exercise Price in CAD	CA$1.44	to	CA$4.44
Expected Risk Free Interest Rate	4.35%	to	4.69%
Expected Volatility	57.80%	to	87.25%
Expected Life in Years	0.30	to	1.60
Expected Dividend Yield			0.00%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2022	$-
Fair value of derivative liabilities assumed from UEX Acquisition (Note 3)	8,903
Warrants exercised	(188)
Change in fair value during the period	1,087
Balance, January 31, 2023	9,802
Derivative liabilities, current	2,320
Derivative liabilities, non-current	$7,482

NOTE 13:         CAPITAL STOCK

Equity Financing

On May 17, 2021, we filed a Form S-3 shelf registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), which was declared effective by the SEC on June 1, 2021, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $200 million (the “2021 Shelf”), which included an at-the-market offering agreement prospectus (the “May 2021 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $100 million as part of the $200 million under the 2021 Shelf.

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

During the three and six months ended January 31, 2023, we issued 982,663 and 6,201,553 shares of the Company’s common stock under the 2021 ATM Offering for net cash proceeds of $3,811 and $25,526, respectively.

During the three months ended January 31, 2023, we issued 6,057,700 shares of the Company’s common stock under the 2022 ATM Offering for net cash proceeds of $22,295.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Subsequent to January 31, 2023, we issued 1,780,000 common shares of the Company’s common stock under our 2022 ATM Offering for net cash proceeds of $6,991.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the three and six months ended January 31, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2022	3,615,454	$1.92
Issuance of Replacement Warrants (Note 3,12)	4,660,580	2.89
Exercised	(3,410,898)	1.80
Expired	(27,550)	1.80
Balance, October 31, 2022	4,837,586	2.85
Exercised	(45,000)	1.46
Balance, January 31, 2023	4,792,586	$2.93

A summary of our share purchase warrants outstanding and exercisable as of January 31, 2023, is as follows:

Weighted		Weighted Average
Average	Number of Warrants	Remaining Contractual	Expiry Date
Exercise Price	Outstanding	Life (Years)
$1.75	144,194	0.30	May 20, 2023
1.64	25,000	0.30	May 21, 2023
1.46	766,362	0.33	June 2, 2023
3.23	3,675,212	1.60	September 7, 2024
4.13	181,818	3.18	April 5, 2026
$2.93	4,792,586	1.41

As at January 31, 2023, 4,585,768 Replacement Warrants, which were issued in connection with UEX Acquisition and dominated in CAD, remained outstanding.

During the six months ended January 31, 2023, we received cash proceeds totaling $6,205 from the exercise of share purchase warrants.

Stock Options

As of January 31, 2023, we had one stock option plan, our 2022 Stock Incentive Plan (the “2022 Plan”), which superseded and replaced the Company’s 2021 Stock Incentive Plan (collectively the “Stock Incentive Plan”), such that no further shares are issuable under the prior plan.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding stock options for the three and six months ended January 31, 2023, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2022	8,880,527	$1.58
Issuance of Replacement Options (Note 3)	2,301,750	1.90
Granted	5,000	4.23
Exercised	(2,331,222)	1.61
Balance, October 31, 2022	8,856,055	1.65
Granted	15,464	3.78
Exercised	(197,110)	2.10
Balance, January 31, 2023	8,674,409	$1.65

The table below sets forth the number of shares issued and cash received upon exercise of our stock options:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Number of Options Exercised on Cash Basis	-	57,750	138,537	402,748
Number of Options Exercised on Forfeiture Basis	197,110	187,084	2,389,795	872,629
Total Number of Options Exercised	197,110	244,834	2,528,332	1,275,377

Number of Shares Issued on Cash Exercise	-	57,750	138,537	402,748
Number of Shares Issued on Forfeiture Basis	94,302	135,595	1,360,366	544,587
Total Number of Shares Issued Upon Exercise of Options	94,302	193,345	1,498,903	947,335

Cash Received from Exercise of Stock Options	$-	$63	$206	$447
Total Intrinsic Value of Options Exercised	$381	$889	$5,976	$2,794

A continuity schedule of our outstanding unvested stock options as of January 31, 2023, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2022	2,186,154	$1.79
Issuance of Replacement Options (Note 3)	2,301,750	1.75
Granted	5,000	2.70
Vested	(2,467,341)	1.79
Balance, October 31, 2022	2,025,563	1.74
Granted	15,464	2.40
Vested	(394,858)	1.78
Balance, January 31, 2023	1,646,169	$1.74

As at January 31, 2023, the aggregate intrinsic value of all of our outstanding stock options was estimated at $20,628 (vested: $18,684 and unvested: $1,944). As at January 31, 2023, our unrecognized compensation cost related to unvested stock options was $1,519, which is expected to be recognized over 0.99 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our stock options outstanding and exercisable as at January 31, 2023, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at January 31, 2023	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at January 31, 2023	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80	to	$0.99	3,592,124	$0.92	7.02	3,592,124	$0.92	7.02
$1.00	to	$1.99	2,690,000	1.31	4.24	2,248,332	1.35	3.61
$2.00	to	$2.99	1,008,954	2.23	7.68	764,061	2.23	7.44
$3.00	to	$3.99	1,378,331	3.81	8.87	423,098	3.80	7.84
$4.00	to	$4.23	5,000	4.23	9.73	625	4.23	9.73
			8,674,409	$1.65	6.53	7,028,240	$1.37	6.02

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (“RSU”s) as of January 31, 2023, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 16, 2020	217,498	$0.91	0.45	$877
July 21, 2021	271,746	2.15	1.47	1,095
May 01, 2022	58,824	4.25	2.25	237
July 29, 2022	287,966	3.98	2.49	1,161
	836,034	$2.61	1.61	$3,370

During the three and six months ended January 31, 2023, our stock-based compensation related to RSUs were $293 and $586 (three and six months ended January 31, 2022: $189 and $378), respectively. As at January 31, 2023, our unrecognized compensation costs related to unvested RSUs totaled $1,163, which is expected to be recognized over a period of approximately 1.52 years.

Performance Based Restricted Stock Units

During the three and six months ended January 31, 2023, our stock-based compensation relating to amortization of target performance based restricted stock units (“PRSU”s) totaled $99 and $198 (three and six months ended January 31, 2022: $73 and $147), respectively. As at January 31, 2023, our outstanding unvested PRSUs were 734,582 ( July 31, 2022: 734,582), and our unrecognized compensation costs relating to unvested PRSUs totaled $782 ( July 31, 2022: $981), which is expected to be recognized over a period of approximately 1.93 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Stock-Based Compensation for Consultants
Common stock issued to consultants	$127	$201	$275	$506
Amortization of stock option expenses	144	57	372	137
	271	258	647	643
Stock-Based Compensation for Management
Amortization of stock option expenses	95	126	228	291
Amortization of RSU and PRSU expenses	353	262	707	524
	448	388	935	815
Stock-Based Compensation for Employees
Common stock issued to employees	240	339	487	612
Amortization of stock option expenses	454	209	1,127	505
Amortization of RSU expenses	39	-	77	-
	733	548	1,691	1,117
	$1,452	$1,194	$3,273	$2,575

NOTE 14:         SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Sales of purchased uranium inventory	$47,836	$13,146	$105,045	$13,146
Revenue from toll processing services	95	45	178	45
Total sales and service revenue	$47,931	$13,191	$105,223	$13,191

Cost of purchased uranium inventory	$(33,282)	$(9,211)	$(76,647)	$(9,211)
Cost of toll processing services	(79)	(37)	(148)	(37)
Total cost of sales and services	$(33,361)	$(9,248)	$(76,795)	$(9,248)

Of the total sales of purchased uranium inventory, sales to customer A represent 24%, sales to customer B represent 19%, sales to customer C represent 17% and sales to customer D represent 10%.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 15:         INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted income (loss) per share:

	Three Months Ended January 31,		Six Months Ended January 31,
Numerator	2023	2022	2023	2022
Net Income (Loss) for the Period	$10,892	$(5,474)	$7,136	$(7,548)

Denominator
Basic Weighted Average Number of Shares	369,608,851	269,120,537	353,199,789	257,989,930
Dilutive Stock Options, RSUs, PRSUs and Warrants	8,216,694	-	8,216,694	-
Diluted Weighted Average Number of Shares	377,825,545	269,120,537	361,416,483	257,989,930

Net Income (Loss) Per Share - Basic	$0.03	$(0.02)	$0.02	$(0.03)
Net Income (Loss) Per Share - Diluted	$0.03	$(0.02)	$0.02	$(0.03)

For the three and six months ended January 31, 2022, all of our outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of our diluted loss per share since their effects would be anti-dilutive.

NOTE 16:          SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

The tables below provide a breakdown of the long-term assets by geographic segments:

	January 31, 2023
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,001	$381,835	$15,014	$562,850
Property, Plant and Equipment	19,592	38	365	19,995
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investments	-	47,582	-	47,582
Investment in Equity Securities	-	35,121	-	35,121
Other Non-Current Assets	2,798	145	-	2,943
Total Long-Term Assets	$195,642	$464,721	$15,379	$675,742

	July 31, 2022
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$165,952	$982	$15,014	$181,948
Property, Plant and Equipment	19,841	26	367	20,234
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investment	-	24,177	-	24,177
Investment in Equity Securities	-	14,834	-	14,834
Other Non-Current Assets	3,093	519	-	3,612
Total Long-Term Assets	$196,137	$40,538	$15,381	$252,056

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended January 31, 2023, and our Form 10-K Annual Report for the fiscal year ended July 31, 2022, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2022, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2022, our most recently completed year end, to January 31, 2023, and our results of operations for the three and six months ended January 31, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2022.

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

Our operating and strategic framework is based on expanding our uranium extraction activities, which include advancing certain projects with established mineralized materials towards extraction and establishing additional mineralized materials on our existing uranium and titanium projects or through the acquisition of additional projects.

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven to more of a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at $50.75 per pound on January 31, 2023 (UxC U3O8 Daily Spot Price). Production dropped to a multi-year low in 2020 at about 122 million pounds but began to recover in 2021 and will total about 133 million pounds in 2022, still well below reactor requirements. Global supply and demand projections show a structural deficit between production and utility requirements averaging about 39 million pounds a year over the next 10 years and increasing thereafter (UxC 2022 Q4 Uranium Market Outlook). The current gap is being filled with secondary market sources, including finite inventory that is projected to decline in coming years. As secondary supplies diminish, new production will be needed to meet utility demand and will require higher prices to stimulate new mining activity with market prices still below incentive prices for many producers. Uranium supply has become more complicated due to Russia’s invasion of Ukraine as Russia is a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, pending legislation and buyer avoidance of Russian fuel is causing a fundamental change to the nuclear fuel markets. We believe this is resulting in a bifurcation of the uranium market, increasing an already notable supply gap for western utilities. Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. While these situations are still unfolding, new trends appear to be pointing towards U.S. and European utilities beginning to shift more focus to security of supply with production from areas of low geopolitical risk.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 66 new reactors connected to the grid since 2013 and another 58 reactors under construction as of February 2023 (PRIS and WNA February 2023 data). In October 2022, World Nuclear News reported that: “The International Energy Agency (IEA) projects more than a doubling of nuclear generation by 2050 with at least 30 countries increasing their use of nuclear power, in the Net Zero Emissions by 2050 scenario of its latest World Energy Outlook (WEO)”. Additional upside market pressure is also emerging as utilities return to a longer-term contracting cycle to replace expiring contracts; something the market has not experienced for several years. Increasing demand has also occurred with financial entities and various producers, including our Company, purchasing significant quantities of drummed uranium inventory, further removing excess near term supplies.

As at January 31, 2023, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Results of Operations

For the three and six months ended January 31, 2023, we recorded a net income of $10,892 ($0.03 per share) and $7,136 ($0.02 per share), and income from operations of $5,088 and 8,681, respectively. During the three and six months ended January 31, 2022, we recorded net losses of $5,474 ($0.02 per share) and $7,548 ($0.03 per share) and losses from operations of $4,929 and $9,801, respectively.

During the three and six months ended January 31, 2023, we continued with our strategic plan for reduced operations at our ISR Mines to capture residual pounds of U3O8 only.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at our ISR Mines, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations. As a result, no uranium concentrate was extracted at our ISR Mines and processed at our Hobson and the Irigaray Processing Facilities.

Sales and Service Revenue

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Sales of purchased uranium inventory	$47,836	$13,146	$105,045	$13,146
Revenue from toll processing services	95	45	178	45
Total sales and service revenue	$47,931	$13,191	$105,223	$13,191

Cost of purchased uranium inventory	$(33,282)	$(9,211)	$(76,647)	$(9,211)
Cost of toll processing services	(79)	(37)	(148)	(37)
Total cost of sales and services	$(33,361)	$(9,248)	$(76,795)	$(9,248)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

The following table provides mineral property expenditures by cost category for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Permitting and compliance	$145	$37	$198	$128
Property maintenance	895	599	1,734	1,017
Exploration	2,150	714	4,152	1,528
Plant development	17	16	34	32
Wellfield development	16	243	359	321
Production readiness	924	500	1,721	740
Total	$4,147	$2,109	$8,198	$3,766

During the three and six months ended January 31, 2023, production readiness costs were directly related to maintaining operational readiness and permitting compliance for our ISR Mines and our Hobson and Irigaray Processing Facilities.

During the six months ended January 31, 2023 and 2022, we continued the drilling campaign commenced at our Burke Hollow Project in March 2021 and incurred $1,243 on exploration drilling costs for 83 exploration holes and $359 on wellfield development costs for five wells totaling 37,105 feet.

During the six months ended January 31, 2023, we conducted a drilling program at our recently acquired Christie Lake Project located at Saskatchewan, Canada, and drilled 14 exploration holes totaling 24,859 feet with total costs of $1,410.

General and Administrative

During the three and six months ended January 31, 2023, general and administrative expenses totaled $4,829 and $10,551, respectively, which increased compared to $3,715 and $6,832 for the three and six months ended January 31, 2022, respectively. The increases primarily resulted from increases in labor costs and an overall increase in corporate expenses due to the expansion of our corporate structure and activities.

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●	for the three and six months ended January 31, 2023, salaries and management fees totaled $1,071 and $2,203, respectively, which increased compared to $1,034 and $1,509, respectively, for the three and six months ended January 31, 2022, primarily due to the increase in salaries expenses as a result of the acquisitions of Uranium One Americas, Inc (“U1A”; now UEC Wyoming Inc.) in Fiscal 2022;

●

for the three and six months ended January 31, 2023, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,762 and $4,068, respectively, which increased compared to $1,246 and $2,429 for the three and six months ended January 31, 2022, respectively, primarily as a result of increases in corporate development expenses and an overall increase in corporate activities due to expansion by the Company;

●

for the three and six months ended January 31, 2023, professional fees totaled $575 and $1,075, respectively, which increased compared to $277 and $392 for the three and six months ended January 31, 2022, respectively. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●

for the three and six months ended January 31, 2023, stock-based compensation totaled $1,421 and $3,205, respectively, which increased compared to $1,158 and $2,502 for the three and six months ended January 31, 2022, respectively. The stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in prior fiscal years using the graded vesting method.

Other Income and Expenses

Interest and Finance Costs

During the three and six months ended January 31, 2023, interest and finance costs totaled $198 and $394, respectively, which decreased compared to $568 and $1,098, respectively, for the three and six months ended January 31, 2022, due to the repayments of long-term debt in the prior years.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Share of income (loss)	$(506)	$(652)	$(701)	$183
Gain on dilution of ownership interest	390	654	616	2,572
Total	$(116)	$2	$(85)	$2,755

During the three and six months ended January 31, 2023 and 2022, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financings and exercises of share purchase warrants, which decreased our ownership interest in URC.

Gain (Loss) on Revaluation of Equity Securities

As at January 31, 2023, our investments in certain equity securities were revaluated using the market values at period end, which resulted in a gain of $3,123 and $741 on revaluation of equity securities, respectively, for the three and six months ended January 31, 2023.

During the six months ended January 31, 2023, we recorded a loss of $1,084 as a result of the revaluation of the UEX shares that we acquired prior to the completion of the UEX Acquisition, which were transferred as consideration for the UEX Acquisition.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacement Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants are denominated in Canadian dollars, which differs from the functional currency of the Company. As at January 31, 2023, the Replacement Warrants were revalued, which resulted in a gain of $1,726 for the three months ended January 31, 2023 and a loss of $899 for the six months ended January 31, 2023. Changes in fair value of derivative liabilities were primarily due to changes in our share price. No such loss was recorded for the three and six months ended January 31, 2022.

Other income (expenses)

During the three and six months ended January 31, 2023, we entered into amendment agreements to amend certain uranium sales and purchase agreements with the third parties, whereby the sales and purchase agreements with the respective same parties offset each other. We received a net amount of $600 during the three months ended January 31, 2023 and paid a net amount of $1,185 during the three month ended October 31, 2022 for the differences between the gross purchase price and gross sales prices of the uranium, which were recorded as other (income) expenses on our condensed consolidated financial statements.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2023	October 31, 2022	July 31, 2022	April 30, 2022
Sales and service revenue	$47,931	$57,292	$78	$9,892
Gross profit	14,570	13,858	13	3,337
Net income (loss)	10,892	(3,756)	5,455	7,345
Total comprehensive income (loss)	15,509	(14,524)	5,390	7,206
Basic and diluted income (loss) per share	0.03	(0.01)	0.02	0.03
Total assets	733,315	695,487	354,247	330,793

	For the Quarters Ended
	January 31, 2022	October 31, 2021	July 31, 2021	April 30, 2021
Sales and service revenue	$13,191	$-	$-	$-
Gross profit	3,943	-	-	-
Net income (loss)	(5,474)	(2,074)	(1,798)	(4,590)
Total comprehensive income (loss)	(6,092)	(1,931)	(2,226)	(4,097)
Basic and diluited loss per share	(0.02)	(0.01)	(0.01)	(0.02)
Total assets	302,217	232,719	169,541	163,575

Liquidity and Capital Resources

	January 31, 2023	July 31, 2022
Cash and cash equivalents	$32,613	$32,536
Current assets	57,573	102,191
Current liabilities	12,904	8,498
Working capital	44,669	93,693

During the six months ended January 31, 2023, we received net proceeds of $47,821 from the ATM Offerings. As at January 31, 2023, we had working capital of $44,669, which decreased from the working capital of $93,693 as at July 31, 2022. Subsequent to January 31, 2023, we received cash proceeds of $6,991 from the 2022 ATM Offering. We believe our existing cash resources, if necessary, and the cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for the next 12 months from the date that this Quarterly Report is issued.

Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales were realized, our revenues generated from sales of produced U3O8 have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception. Although we recorded net income totaling $7,136 for the six months ended January 31, 2023, and $5,252 in Fiscal 2022, we recorded net losses for all prior fiscal years and we had an accumulated deficit balance of $279,237 as at January 31, 2023. Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term although we recorded positive cash flows from operating activities totaling $53,571 for the six months ended January 31, 2023.

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

Equity Financings

On May 17, 2021, we filed a Form S-3 shelf registration statement under the Securities Act, which was declared effective by the SEC on June 1, 2021, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $200 million (the 2021 Shelf), which included an at-the-market offering agreement prospectus (the May 2021 ATM Offering) covering the offering, issuance and sale of up to a maximum offering of $100 million as part of the $200 million under the 2021 Shelf.

On May 14, 2021, we entered into an at-the-market offering agreement (the 2021 ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the 2021 ATM Managers) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the 2021 ATM Managers selected by us.

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the 2021 ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the 2021 ATM Managers selected by us (the November 2021 ATM Offering; and, collectively with the May 2021 ATM Offering, the 2021 ATM Offering).

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for and units which include common stock, debt securities, warrants or any combination thereof (the 2022 Shelf), which included an at-the-market offering agreement prospectus (the 2022 ATM Offering; and, collectively, with the 2021 ATM Offering, the ATM Offerings) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

On November 16, 2022, we entered into an at-the-market offering agreement (the 2022 ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the 2022 ATM Managers) as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

During the three and six months ended January 31, 2023, we issued 982,663 and 6,201,553 shares of the Company’s common stock under the 2021 ATM Offering for net cash proceeds of $3,811 and $25,526, respectively.

During the three months ended January 31, 2023, we issued 6,057,700 shares of the Company’s common stock under the 2022 ATM Offering for net cash proceeds of $22,295.

Subsequent to January 31, 2023, we issued 1,780,000 common shares of the Company’s common stock under our 2022 ATM Offering for net cash proceeds of $6,991.

Operating Activities

During the six months ended January 31, 2023, net cash provided by operating activities was $53,571, of which $45,533 was from sales of our uranium concentrate inventory, net of costs of uranium inventory. During the six months ended January 31, 2022, net cash used in operating activities was $17,712, of which $10,867 was for the purchases of uranium concentrate inventory. Other significant operating expenditures included mineral property expenditures, general and administrative expenses and interest payments for a promissory note.

Financing Activities

During the six months ended January 31, 2023, net cash provided by financing activities totaled $54,019, comprised of net proceeds of $47,821 from the ATM Offerings and net proceeds of $6,411 from the exercise of stock options and share purchase warrants, offset by $147 for cash paid for withholding amounts on option exercises and $66 in payments for a promissory note. During the six months ended January 31, 2022, net cash provided by financing activities totaled $123,049, comprised of net proceeds of $130,644 from the 2021 ATM Offering and net proceeds of $2,499 from the exercise of stock options and share purchase warrants, offset by a $10,000 repayment of long-term debt principal under our prior credit facility and $94 in payments for a promissory note.

Investing Activities

During the six months ended January 31, 2023, net cash used in investing activities totaled $107,385, comprised of net cash of $1,984 received from the UEX Acquisition, offset by cash used in the Roughrider Acquisition of $82,117, a capital contribution to JCU of $588, cash used in investment in equity securities of $26,328 and cash used for investment in mineral properties and the purchase of equipment of $336. During the six months ended January 31, 2022, net cash used by investing activities totaled $113,231, comprised of net cash used in the U1A Acquisition of $113,588, cash used in investment in an equity security of $9,433, cash used for investment in mineral properties and the purchase of equipment of $190, offset by cash proceeds of $9,980 from sales of an equity security.

Stock Options and Warrants

As of January 31, 2023, we had stock options outstanding representing 8,674,409 shares at a weighted-average exercise price of $1.65 per share, and share purchase warrants outstanding representing 4,792,586 shares at a weighted-average exercise price of $2.93 per share. As of January 31, 2023, outstanding stock options and warrants represented a total 13,466,995 shares issuable for gross proceeds of approximately $28.4 million should these stock options and warrants be exercised in full on a cash basis. As of January 31, 2023, outstanding in-the-money stock options and warrants represented a total 13,280,177 shares issuable for gross proceeds of approximately $27.6 million should these stock options and warrants be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

During the three and six months ended January 31, 2023, we incurred $357 and $751, respectively, and primarily on exploration expenditures incurred on behalf of JCU, 50% of which are recoverable. As at January 31, 2023, the amount owing from JCU totaled $346 (July 31, 2022: $Nil).

During the three and six months ended January 31, 2023, we incurred $5 and $83, respectively, and during the three and six months ended January 31, 2022, $2 and $4, respectively, in general and administrative costs, paid to Blender Media Inc, a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.  As at January 31, 2023, the amount owing to Blender was $Nil (July 31, 2022: $3).

Material Commitments

As at January 31, 2023, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$29,212	$362	$2,772	$4,998	$21,080
Operating Lease Obligations	1,572	183	243	171	975
Uranium Inventory Purchase Obligations	95,112	22,595	68,897	3,620	-
Total	$125,896	$23,140	$71,912	$8,789	$22,055

As at January 31, 2023, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S.A., Vancouver, British Columbia, and Saskatoon, Saskatchewan Canada, and Paraguay for total monthly payments of $28. Office lease agreements for the U.S. and Canada expire between July 2023 and March 2027.

Commitments for Management Services

As at January 31, 2023, we were committed to paying our key executives a total of $883 per year for management services.

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

Subsequent Events

Subsequent to January 31, 2023, we issued 1,780,000 shares of the Company’s common stock under our 2022 ATM Offering for net cash proceeds of $6,991.

Subsequent to January 31, 2023, we invested a total of $14,307 to acquire equity securities.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for Fiscal 2022.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, with the participation of the Principal Executive Officer and the Principal Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $279.2 million as of January 31, 2023.  Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations.  Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $105.2 million during the six months ended January 31, 2023 and $23.2 million in Fiscal 2022, respectively, we have yet to achieve profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant net losses to date, it may be difficult to evaluate our future performance.

As of January 31, 2023, we had working capital of $44.7 million including cash and cash equivalents of $32.6 million and uranium inventory holdings of $20.6 million. Subsequent to January 31, 2023, we received further cash proceeds of $7.0 million under the 2022 ATM Offering. We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue. In November 2010 we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the six months ended January 31, 2023, and any other fiscal years.

During the six months ended January 31, 2023, we continued to operate our ISR Mines at a reduced pace to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to continue generating revenue from our ISR Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire new uranium projects or develop existing uranium projects, such as our Roughrider, Hidden Bay, Christie Lake, Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

Exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, with many beyond our control and including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) the availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) the unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: (i) delays, reductions or stoppages in our mining activities; (ii) increased capital and/or extraction costs; (iii) damage to, or destruction of, our mineral projects, extraction facilities or other properties; (iv) personal injuries; (v) environmental damage; (vi) monetary losses; and (vii) legal claims.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities and our ISR Mines and our recently acquired Roughrider and Horse-Raven Projects, and have recorded a liability of $18.0 million on our balance sheet at January 31, 2023, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. In connection with the U1A Acquisition, we assumed $13.7 million of restricted cash as surety bond collateral for total estimated reclamation costs of $18.6 million for the Christensen Ranch Mine and Irigaray Processing Facility. During Fiscal 2022, $8.6 million of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility was released. We may be required at any time to fund the remaining $17.4 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

From time to time we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example: (i) there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; (ii) a material ore body may prove to be below expectations; (iii) we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and (v) the acquired businesses or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

Disclosure controls and procedures and internal controls over financial reporting, no matter how well designed and operated, are designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness.

Management’s evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure.

Management’s report on internal controls over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. However, any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness. Any failure to maintain effective disclosure controls and procedures in the future may result in our inability to continue meeting our reporting obligations in a timely manner, qualified audit opinions or restatements of our financial reports, any one of which may affect the market price for our common stock and our ability to access the capital markets.

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

We are authorized to issue 750,000,000 shares of common stock of which 373,370,417 shares were issued and outstanding as of January 31, 2023. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended January 31, 2023, we issued the following securities that were not registered under the Securities Act:

●

on December 19, 2023, we issued 45,000 shares of common stock pursuant to the exercise of warrants at a price of CA$2.00 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act with respect to the issuance of these shares;

●

on January 16, 2023, we issued an aggregate of 4,180 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $3.23 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares;

●

on January 27, 2023, we issued an aggregate of 3,698 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $3.65 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares; and

●

on January 30, 2023, we issued an aggregate of 41,350 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $3.26 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended January 31, 2023, our ISR Mines were not subject to regulation by the Mine Safety Act.

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
Amir Adnani President, Chief Executive Officer (Principal Executive Officer) and director Date: March 10, 2023

By:	/s/ Pat Obara
Pat Obara Chief Financial Officer (Principal Financial Officer) Date: March 10, 2023