Form 10-K/A
period 2022-07-31
URANIUM ENERGY CORP
filed 2023-04-03
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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
Yes ☒ No ☐

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

EXPLANATORY NOTE

Uranium Energy Corp. (the “Company”) is filing this Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on September 29, 2022 (the “Original Report”), to amend the disclosure contained in Items 2, 9 and 15 of the Original Report pursuant to correspondence with the staff (the “Staff”) of the SEC in connection with the Staff’s review of the Original Report, including the Staff’s review of new property disclosure requirements for registrants engaged in mining operations recently implemented by the SEC and reflected in the Original Report for the first time.  For the avoidance of doubt, the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended July 31, 2022 as included after Item 16 of the Original Report have not been restated and no disclosures contained in the accompanying notes have been added to or amended in any manner.

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Annual Report in its entirety, and not just those portions that have been amended since the filing of the Original Report.  Other than the amendments to the Items noted above, none of the disclosure contained in any other Item of the Original Report has been amended, updated or otherwise revised.  Furthermore, none of the Items, including the amendments as noted above, have been amended, updated or otherwise revised to reflect material subsequent events occurring after the filing date of the Original Report on September 29, 2022.  Such subsequent matters are or will be addressed in subsequent reports filed by the Company with the SEC.

Item 15 of the Original Report has been amended to contain: (i) currently dated certifications from the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as required by Securities Exchange Act Rule 13a-14(a) and 13a-14(b), attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-K/A; (ii) a currently dated consent of the Company’s independent registered public accounting firm, attached as Exhibit 23.1 to this Form 10-K/A; (iii) currently dated consents of each of the qualified person authors to each of the Technical Report Summaries filed with or incorporated by reference in this Form 10-K/A, attached as Exhibits, 23.2, 23.3. 23.4. 23.5. 23.6 and 23.7 to this Form 10-K/A; and (iv) and each of the following and updated Technical Report Summaries in accordance with Subpart 1300 of Regulation S-K: (a) Anderson Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report, Yavapai County, Arizona, USA, dated March 9, 2023; (b) Yuty Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Paraguay, SA, dated March 9, 2023; (c) Amended S-K 1300 Mineral Resource Report Texas Hub and Spoke ISR Project, TX USA, dated March 9, 2023; and (c) Amended S-K 1300 Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, dated March 9, 2023; attached as Exhibits 96.3, 96.4, 96.5 and 96.6 to this Form 10-K/A.

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

v

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

	Measured Mineral Resources			Indicated Mineral Resources			Inferred Mineral Resources
	Ore Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Ore Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)	Ore Tons (000s)	Grade (% eU3O8)	Pounds (000s eU3O8)

Irigaray	0	N/A	N/A	3,881	0.076	5,899	104	0.068	141
Christensen Ranch	0	N/A	N/A	6,555	0.073	9,596	0	N/A	N/A
Moore Ranch	2,675	0.060	3,210	0	N/A	N/A	46	0.047	44
Reno Creek	14,990	0.043	12,920	16,980	0.039	13,070	1,920	0.039	1,490
Ludeman	2,674	0.094	5,017	2,660	0.088	4,697	866	0.073	1,258
Allemand-Ross	246	0.085	417	32	0.066	42	1,275	0.098	2,496
Barge	0	N/A	N/A	4,301	0.051	4,361	0	N/A	N/A
Jab/West Jab	1,621	0.072	2,335	253	0.077	392	1,402	0.060	1,677
Charlie	0	N/A	N/A	1,255	0.123	3,100	411	0.120	988
Nine Mile Lake	0	N/A	N/A	0	N/A	N/A	3,405	0.036	4,308
Red Rim	0	N/A	N/A	337	0.170	1,142	473	0.163	1,539
Clarkson Hill	0	N/A	N/A	0	N/A	N/A	957	0.058	1,113
Burke Hollow	70	0.082	115	1,337	0.087	2,209	2,494	0.095	4,859
Goliad	1,595	0.053	2,668	1,504	0.102	3,492	333	0.195	1,225
Palangana	0	N/A	N/A	232	0.134	643	302	0.100/0.110 -0.300	1,001
Salvo	0	N/A	N/A	0	N/A	N/A	1,125	0.091	2,839
Yuty	0	N/A	N/A	9,074	0.049	8,962	2,733	0.040	2,203
ISR Subtotal			26,682			57,605			27,181

Anderson	0	N/A	N/A	16,175	0.099	32,055	0	N/A	N/A
Conventional Subtotal			0			32,055			0
Total Mineral Resources			26,682			89,660			27,181

Notes:	1. The Mineral Resources estimates in this table meet S-K 1300 definitions.
2. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
3. Mineral Resources are estimated using a long-term uranium price of $40 per pound for ISR projects excluding Yuty and $65 per pound for Anderson and Yuty.
4. Mineral Resources are 100% attributable to the Company.
5. The point of reference for Mineral Resources is in-situ at the projects.
6. Numbers may not add due to rounding.

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

Internal Controls over Uranium resource estimation efforts

For Canadian and US exploration programs Quality Control and Quality Assurance (“QA/QC”) programs for geologic data collection and resource estimation are defined in each TRS along with protocols and procedures for data collection.  To summarize, the QA/QC programs for exploration data are in place that cover four broad categories: geologic data collection, data verification, radiometric equivalent data and geochemical data.  The controls in each of these broad categories serve to help the Company and its QP’s have confidence in the data and geologic interpretations that are being used in resource estimation.

Geochemical data for Canadian exploration programs is supplied by the Geoanalytical Laboratory at the Saskatchewan Research Council (“SRC”).  The quality management system at SRC, Geoanalytical Laboratories, operates in accordance with ISO/IEC 17025, General Requirements for the Competence of Testing and Calibration Laboratories; and is also compliant to ASB, Requirements and Guidance for Mineral Analysis Testing Laboratories.  The management system and selected methods are accredited by the Standards Council of Canada.  As part of the SRC’s commitment to continually assess the effectiveness of the services, all processes are subject to internal, second party and third-party audits.  In addition to the lab controls on QA/QC, the Company submits duplicate samples and blank samples to the lab at a rate of approximately one in 20 samples each along with standard and a round robin pulp that are inserted at the lab, so that in a 20-sample batch there are 16 geochemistry samples for analysis.  Failures of lab standards, blanks or duplicates are investigated and can result in re-assay of the samples to replace the original data in the database if necessary.  Samples of mineralization at a rate of about 5% of the population are checked externally with a different accredited lab to help assure accuracy.

For U.S. exploration programs the preponderance of data utilized for resource and reserve estimates is generated from radiometric equivalent measurements made utilizing downhole geophysical logging techniques such as gamma-ray and prompt fission neutron (“PFN”) techniques.  This technology has been employed in the exploration and development of sandstone uranium deposits in the U.S. since the 1950s.  QA/QC of gamma-ray and PFN probes from each logging truck are required to maintain calibration by regular cross-checking the probes at a U.S. Department of Energy test pits located in George West, Texas or Casper, Wyoming.  The pit is set up for logging units to calibrate the probes with a known radioactive source.  Each test run generates calibration files for the operator to review and make necessary tool adjustments.  Calibration runs typically are made on a one- or two-month interval, and files with the test pit run results are maintained by the operator.  The available data indicate that the logging provided by the Company and contract probe trucks at the various U.S. projects have maintained industry standard calibration procedures for their probes.

For resource estimation the internal controls are more common to the U.S. and Canadian operations.  Company staff will perform database verification on the geologic database which is then reviewed by the QP.  If the QP was not involved in the primary data collection field program the QP will spot check a subset of drill collar locations and, if available, also compare collar elevations against a digital elevation model to evaluate and cross check the drill hole collar elevations.  For resource estimation the block model is evaluated visually against geologic cross sections to ensure block grades match drill hole grades.  The QP will evaluate probability plots and perform statistical analysis of the sample population to determine the need for and appropriate grade cap to limit the influence of high grade samples to the appropriate area.  The preparation of Swath Plots is another internal control which can inform the QP if high-grade samples have an exaggerated influence on the resource model.

The reserve and resource estimates have inherent risks due to data accuracy, uncertainty from geological interpretation, mine plan assumptions, uncontrolled rights for mineral and surface properties, environmental challenges, uncertainty for future market supply and demand and changes in laws and regulations.  Company management and QPs are aware of those risks that might directly impact the assessment of mineral reserves and resources.  The current mineral resources are estimated based on the best information available and are subject to re-assessment when conditions change.

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

Property Description

The Irigaray Project Area is located in Johnson County, Wyoming, northwest of Pumpkin Buttes and near Willow Creek, within the Powder River Basin (the “PRB”) at latitude 43.8683 and longitude ‑106.1186 in decimal degrees. The Irigaray Project Area covers 3,107 acres, including all (or portions of) 12 sections of the PRB.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Irigaray Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects.

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

Property Description

The Christensen Ranch Project Area is located in Johnson and Campbell Counties, Wyoming, west of Pumpkin Buttes within the PRB at latitude 43.7982 and longitude -106.0235 in decimal degrees. The Christensen Ranch Project Area covers 14,163 acres, including all (or portions of) 30 sections of the PRB.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Christensen Ranch Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects.

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

Property Description

The Moore Ranch Project Area is located in Campbell County, Wyoming, the southern portion of the Pumpkin Buttes within the PRB at latitude 43.5652 and longitude ‑105.8480 in decimal degrees. The Moore Ranch Project area covers 6,281 acres, including all (or portions of) 16 sections of the PRB.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Moore Ranch Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects.

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

Property Description

The Reno Creek Project Area is in Campbell County, Wyoming, within the PRB at latitude 43.6796 and longitude ‑105.7226 in decimal degrees. The Reno Creek Project Area covers 18,763 acres, including all (or portions of) 46 sections of the PRB.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Reno Creek Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects.

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

Property Description

The Ludeman Project Area is located in Converse County, Wyoming, in the southern portion of the PRB at latitude 42.9119 and longitude ‑105.6277 in decimal degrees. The Ludeman Project Area covers 19,888 acres including all (or portions of) 31 sections of the PRB.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted

●	Resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Ludeman Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects.

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

Property Description

The Allemand-Ross Project Area is located in Converse County, Wyoming, in the southern PRB Uranium District of Wyoming at latitude 43.3101 and longitude -105.7787 in decimal degrees. The Allemand-Ross Project Area covers 10,757 acres, including all (or portions of) 21 sections within three townships of the PRB.

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

Since no historic core samples exist for verification, core drilling of the project was conducted in 2005 with the completion of 11 holes.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	Resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Allemand-Ross Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Allemand-Ross Project Area with the unique aspects of each Allemand-Ross Project Area taken into consideration.

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

Property Description

The Barge Project Area is located in Converse County, Wyoming, the southern portion of the PRB Uranium District of Wyoming at latitude 43.2729 and longitude -105.5905 in decimal degrees. The Barge Project Area covers 7,014 acres, including all (or portions of) 18 sections of the PRB.

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

The TRS QP reviewed the mineral resource model and in the QP’s opinion the model is accurate and reliable.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	Resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Barge Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects.

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

Property Description

The Jab/West Jab Project Area is located in the Great Divide Basin (“GDB”) in Fremont and Sweetwater Counties, Wyoming, USA.

The Jab/West Jab Project Area consists of two separate areas of mining claims and state leases separated by less than two miles in the GDB. Jab is located entirely in Sweetwater County in all or portions of 11 sections (4,006 acres) at latitude 42.2209 and longitude -108.0439 in decimal degrees.

The Jab/West Jab Project Area is located in both Fremont and Sweetwater Counties in all or portions of 11 sections (3,509 acres) at latitude 42.2611 and longitude -108.1225 in decimal degrees.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Jab/West Jab Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects.

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

Property Description

The Charlie Project Area is in the PRB in Johnson County at latitude 43.8274 and longitude -106.0594 in decimal degrees. It is surrounded by the Christensen Ranch Project Area. The Charlie Project Area covers 720 acres including all (or portions of) two sections of the PRB.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	Resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness, and GT, it is the TRS QP’s opinion that the mineral resources of the Charlie Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Charlie Project Area with the unique aspects of each Charlie Project Area taken into consideration.

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

Property Description

The Nine Mile Lake Project Area is located in Natrona County, Wyoming, in the PRB at latitude 42.9807 and longitude ‑106.3278 in decimal degrees. The Nine Mile Lake Project Area covers all or portions of approximately 22 sections of the PRB.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Nine Mile Lake Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Nine Mile Lake Project Area with the unique aspects of each Nine Mile Lake Project Area taken into consideration.

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

Property Description

The Red Rim Project Area is in the GGRB in Carbon County at latitude 41.6502 and longitude ‑107.5755 in decimal degrees. The Red Rim Project Area covers 1,000 acres, including all (or portions of) 4 sections.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Red Rim Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Red Rim Project Area with the unique aspects of each Red Rim Project Area taken into consideration.

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

Property Description

The Clarkson Hill Project is located in Natrona County, Wyoming, about 20 air miles southwest of Casper, Wyoming at latitude 42.6593 and longitude -106.7006 in decimal degrees. The property is located on portions of sections 7, 17, and 18 of T31N R82W. Land ownership consists of federal lands administered by the BLM, state lands, and private lands. The Clarkson Hill Project Area is accessible from either Highway 220 or from the Oregon Trail Road, a Natrona County improved gravel road. From Highway 220, the site is approximately four miles northwest of the junction of the highway with Natrona County Road 318. From the Oregon Trail Road, the site is approximately three miles to the southeast. Site access from either route will require an arrangement with intervening private landowners for ingress/egress. The communities of Alcova and Bessemer Bend are located 10 and 13 miles away, respectively, and have limited services. The east-west BNSF railway in Casper is approximately 25 miles northeast of the Clarkson Hill Project Area.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources of the Clarkson Hill Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Project Area with the unique aspects of each Project Area taken into consideration.

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

The Clarkson Hill Project Area only contains inferred mineral resources.

Table 6:         Clarkson Hill Project Area Drill Hole Information

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Clarkson Hill	-	-	50-100

The estimates of inferred mineral resources for the Clarkson Hill Project Area are reported in the table below.

Table 7: Clarkson Hill Project Area Inferred Mineral Resources

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

Property Description

The Hobson Project Area is located in Karnes County, Texas, northwest of Karnes City, within the Gulf of Mexico Basin (the “GMB”) approximately 100 miles northwest of Corpus Christi and 40 miles southeast of San Antonio at latitude 28.9447 and longitude -97.9887 in decimal degrees. This facility represents the ‘hub’ of UEC’s ‘hub-and-spoke’ business model, which comprises a central processing facility supplied with uranium-loaded IX resin from ISR mining at one or more of the project areas. The Hobson CPP was constructed in 1978 when the Hobson Project Area was mined. In 2008, the plant was refurbished. The Hobson CPP has previously processed uranium from UEC’s Palangana Mine satellite facility (i.e., the first UEC ‘spoke’), and UEC plans to also process uranium from its Burke Hollow, Goliad, and Salvo Project satellite facilities.

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

Property Description

The Palangana ISR Project Area is 25 miles west of the town of Alice, Texas and 15 miles to the southeast of Freer, Texas in Duval County at latitude 27.6732 and longitude -98.3934, in decimal degrees. Corpus Christi is about 65 miles to the east of the Palangana ISR Project Area. The Palangana ISR Project Area has been developed by several operators since the 1950s and has several wellfields that are drilled and ready for operations. In addition, the Palangana ISR Project Area produced 563,600 lbs U3O8 from 2010 to 2016 and currently has the infrastructure to begin mining immediately. No resources are reported in areas outside of the Palangana ISR Project Area boundary. There are no reserves associated with the Palangana ISR Project Area and it is considered a remote ‘satellite’ to the Hobson CPP.

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

In 2005, EEI acquired the Palangana ISR Project Area property and later joint ventured with Energy Metals through the formation of STMV. An independent consultant prepared a historical resource estimate for an area now referred to as the Dome trend proximal to the dome on the west side north of the prior UCC leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PA-1 and PA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009, the remainder of the holes on this Palangana ISR Project Area were drilled by Uranium One. During this time, the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, UEC acquired 100% ownership of STMV.

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

1981 – Unknown	Chevron	Chevron acquired the UCC leases and conducted their own resource evaluation.	N/A	Chevron completed a historical estimate on the entire site within unclassified material containing 0.125% eU3O8.
Unknown to late 1990’s	General Atomics	General Atomics acquired the Palangana ISR Project Area for restoration work.	N/A

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

Blackstone (2005) completed a historical estimate in the area referred to as the Dome trend proximal to the dome on the west side, north of the prior UCC leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PA-1 and PA-2 areas were delineated during this drilling program. During 2008 and 2009, the remainder of the holes were drilled by Uranium One. During this time, five exploration trends on the east side of the dome were identified and partially delineated.

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness, and GT, it is the TRS QP’s opinion that the mineral resources at the Palangana ISR Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Palangana ISR Project Area with the unique aspects of each project area taken into consideration.

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

4.         The point of reference for mineral resources is in situ at the Palangana ISR Project Area.

5.         Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Table 7: Palangana ISR Project Area Inferred Resources Summary

Mineral Resource	GT Cutoff	Average Grade (% eU3O8)	Ore Tons (000s)	eU3O8 (lbs)
Palangana
PA-1 and PA-2 Inferred	None	0.100	96	192,500
Dome, NE Garcia, SW Garcia, CC Brine, Jemison Fence and Jemison East Inferred	0.10	0.110 – 0.300	206	808,800
Total Inferred	None	0.100-0.300	302	1,001,300
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

Property Description

UEC’s Burke Hollow Project property is located within the extensive STUP at latitude 28.2677 and longitude ‑97.5152. The Burke Hollow Project currently consists of a 19,335-acre lease area, after the addition of the 1,825-acre Welder lease, which was taken in December 2012. This lease area would allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and above ground surface facilities for fluid processing and uranium production during the mining and groundwater restoration phases of the Burke Hollow Project Area. The UEC Burke Hollow Project Area is about 18 miles southeast of the town of Beeville and is located on the western side of US 77 and northeasterly of US 181, which links with US 59 in Beeville. The approximate center of the Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176, in decimal degrees. Site drilling roads are entirely composed of caliche and gravel, allowing access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

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

The historic data package was obtained and reviewed by UEC for portions of the current Burke Hollow Project Area (Kurrus and Yancy, 2017). Based on the limited number of drill holes, no meaningful resource or reserve determination was made using the historic exploration data. However, the actual drilling and geophysical logging results were determined to be properly conducted, per industry standards. UEC completed two drilling campaigns to delineate the opened ended Lower B1 and B2 trends (Carothers et al., 2013). The results of historic and contemporary borehole gamma-ray, SP and resistance logs, as well as PFN logs indicate that uranium mineralization occurs in the upper to lower Goliad Formation sand/sandstone units below the water table at depths from approximately 180 to 1,100 ft bgs. Evidence indicate ISR would likely be the most suitable mining method for this project. In 2017, UEC utilized these data to develop a resource estimate for the combined Graben and Eastern Lower B trends.

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

●	The TRS QP reviewed approximately 10% of the logs used to prepare the resource estimate and confirmed that the log data was presented correctly and interpreted in accordance with industry standards.
●	The TRS QP reviewed UEC roll-front mapping and confirmed that this work was supported by the underlying data and prepared in accordance with industry standards.
●	The TRS QP reviewed the methodology used in UEC’s resource estimates and confirmed that it is valid and consistent with industry standards.

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	Resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources at the Burke Hollow Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Burke Hollow Project Area with the unique aspects of each Burke Hollow Project Area taken into consideration.

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

Property Description

The Goliad Project Area is located in South Texas near the northeast end of the STUP at latitude 28.8686 and longitude -97.3433, in decimal degrees. The Goliad Project Area consists of multiple contiguous leases that would allow the mining of uranium by ISR methods. The Goliad Project Area is about 14 miles north of the town of Goliad and is located on the east side of US Highway 77A/183, a primary highway that intersects with US Highway 59 in Goliad and I-10 to the north. Site drilling roads are mostly gravel based and allow access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

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

Moore Energy Corporation reviewed the Coastal States exploration data and soon after acquired several leases from Coastal Uranium, including several in the Goliad Project Area. From March 1983 through August 1984, Moore Energy Corporation conducted an exploration program at Goliad. All of the boreholes were drilled using truck-mounted drilling rigs contracted with various drilling companies. Samples were taken by the driller for review and logged by a geologist. The holes were logged for gamma ray, self-potential and resistance by contract logging companies. No down-hole deviation tool was available. Historical resource estimates were prepared by Moore Energy Corporation from data gathered in 1983-1985. For each drill hole, a Grade x Thickness (GT) was determined and the mineral was outlined with a 0.3 GT contour. The average GT of the holes within the contoured outline was used to estimate the resources meeting the specified criteria. Moore Energy developed a historical resource estimate with an average grade of 0.05% eU3O8 and an average DEF of 1.494 (Moore, 1986).

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources at the Goliad Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each project area with the unique aspects of each project area taken into consideration.

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

Table 5: Resource Classification Criteria by Goliad Project Area

Distance Between Drill Hole Locations for Resource Classifications (ft)
Project Area	Measured	Indicated	Inferred
Goliad	< 50	50 – 250	250 – 350

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

Property Description

The Salvo Project Area is located in South Texas near the northeast end of the STUP at latitude 28.2632 and longitude -97.7889, in decimal degrees. The Salvo Project Area consists of two leases that would allow the mining of uranium by ISR methods. The Salvo Project Area is about 10 miles south of the city of Beeville and approximately five miles west of US Highway 181, a primary highway that intersects with US Highway 59 in Beeville and I-10 to the north. Site drilling roads are mostly caliche-gravel based and allow access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

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

URI/SIPU completed a historical estimate at Salvo using a 0.5 GT cutoff in 1984. Average GT was modeled at 0.989, with a ratio of 0.194, width of 45 ft, length of 140 ft, and tonnage factor of 1.236 lbs/ft2. Due to low uranium prices, URI/SIPU elected not to permit the project at that time (R.B. Smith, unpublished report, 2005). URI utilized a Monte Carlo-based computer simulation to calculate the historic resource (URI, 1984).

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

Mineral Resource Estimates

The following key assumptions were used for resource estimates, unless otherwise noted:

●	Resources are located in permeable and porous sandstones;
●	the point of reference for the resources are in-situ at the Project; and
●	resources are located below the water table.

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

Based on the depths of mineralization, average grade, thickness and GT, it is the TRS QP’s opinion that the mineral resources at the Salvo Project Area can be recoverable by ISR methods using a long-term uranium price of $40/lb and an estimated recovery factor of 80% which is consistent with leach testing results (where applicable) and is typical in uranium ISR projects. The cutoffs were determined separately for each Salvo Project Area with the unique aspects of the Salvo Project Area taken into consideration.

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

Localtion, Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Project covers an area of 289,687 acres (117,232 hectares), located in the eastern region of the country in the Department of Caazapá, 167 miles northeast of the capital of Paraguay.  The geographic coordinates of the central part of the Property, where the bulk of past exploration has been carried out (San Antonio area in Block 1), are approximately 26°37’S and 56°20’W.

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

Mineral Resource Estimates

The mineral resource calculations presented herein have been completed in accordance with SK-1300 guidance and definitions. With respect to the commodity price and cutoff criteria, uranium does not trade on the open market, and many of the private sales contracts are not publicly disclosed since buyers and sellers negotiate contracts privately.  Monthly long-term industry average uranium prices based on the month-end prices are published by Ux Consulting, LLC, and Trade Tech, LLC.  UEC has not begun any negotiations of any contracts to develop the property, including those associated with uranium sales, which is appropriate for a project at this level of development. The following provides a Long Term Uranium Price Forecasts from TradeTech LLC™ (“TradeTech™”) 2022: Issue 3. The Forward Availability Model (FAM 2) forecasts how future uranium supply enters the market assuming restricted project development because of an unsupportive economic environment.

TradeTech Uranium Market Price Projections- FAM2 (Nominal US$)

From TradeTech™ 2022

The Term price projections for uranium oxide (USD) from TradeTech™ 2022, for 2023, FAM 2, Term Ref, exceed $75/lb. Projections of uranium price through 2040 increase from these values. The author recommends, as a conservative measure, the use of a long-term uranium price of $65.00 USD per pound uranium oxide for the consideration of reasonable prospects of economic extraction.

Based on the author’s experience, typical operating costs for similar sandstone-hosted mineralization recovery production costs by ISR methods are approximately $25 per pound. At a grade of 0.02 %U3O8, a ton of mineralized material contains 0.4 pounds of uranium. At a commodity price of $65 per pound the gross value of 0.4 pounds of uranium is $26 per pound. Thus, a cutoff grade of 0.02 %U3O8 is appropriate for projected uranium market conditions.

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

4.         Metallurgical Recovery 70% from CIM guidelines for ISR projects.

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

4.         Metallurgical Recovery 70% from CIM guidelines for ISR projects

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

With respect to the commodity price and cutoff criteria, uranium does not trade on the open market, and many of the private sales contracts are not publicly disclosed since buyers and sellers negotiate contracts privately.  Monthly long-term industry average uranium prices based on the month-end prices are published by Ux Consulting, LLC, and Trade Tech, LLC.  UEC has not begun any negotiations of any contracts to develop the property, including those associated with uranium sales, which is appropriate for a project at this level of development. The following provides a Long Term Uranium Price Forecasts from TradeTech LLC™ (“TradeTech™”) 2022: Issue 3. The Forward Availability Model (FAM 2) forecasts how future uranium supply enters the market assuming restricted project development because of an unsupportive economic environment.

TradeTech Uranium Market Price Projections- FAM2 (Nominal US$)

From TradeTech™ 2022

The Term price projections for uranium oxide (USD) from TradeTech™ 2022, for 2023, FAM 2, Term Ref, exceed $75/lb. Projections of uranium price through 2040 increase from these values. The author recommends, as a conservative measure, the use of a long-term uranium price of $65.00 USD per pound uranium oxide for the consideration of reasonable prospects of economic extraction.

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

The indicated mineral resources for the Anderson Project Area are provided in the table below. There are no measured or inferred resources assigned to the Anderson Project Area. Based on the depths of mineralization, average grade, thickness and GT, it is the QP’s opinion that the mineral resources at the Project can be reasonably and economically recoverable through a combination of surface and underground mining methods using a long-term price of $65/lb. An additional portion of resource, outside of the pit shell, can be reasonably extracted through highwall mining and underground mining methods where justified.

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

3.         Totals may not sum due to rounding.

4.         Metallurgical Recovery estimated at 90%.

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

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which appears herein.

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

2.5	Purchase Agreement between Uranerz Energy Corporation and Uranium Energy Corp., dated November 1, 2017 (47)
2.6	Share Purchase Agreement between Uranium One Investments Inc. and Uranium Energy Corp., dated November 8, 2021 (60)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (30)
4.1	Form of Indenture (27)
4.2	Form of Indenture (40)
4.3	Description of Registrant’s Securities †
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)

10.13	Uranium Mining Lease dated August 24, 2005 (11)
10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)
10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)
10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29	2009 Stock Incentive Plan, as amended on May 25, 2010(13)
10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)
10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated October 25, 2011(18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. dated November 7, 2011(19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated February 28, 2012(20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)
10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41	2013 Stock Incentive Plan (25)
10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)

10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)
10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47	2014 Stock Incentive Plan (31)
10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49	2015 Stock Incentive Plan (33)
10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)
10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)
10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham †
10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)
10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)
10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)
10.59	Form of Warrant (38)
10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)
10.61	2016 Stock Incentive Plan (39)
10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)
10.63	Form of Warrant (41)
10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)
10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 (46)
10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)
10.67	Royalty Purchase Agreement between Uranium Energy Corp. and Uranium Royalty Corp., dated August 20, 2018 (49)
10.68	2018 Stock Incentive Plan (48)

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

10.82	Settlement Agreement between Anfield Energy Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.83	Property Swap Agreement between Anfield Energy Inc., ARH Wyoming Corp., Highbury Resources Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.84	Arrangement Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 13, 2022 (64)
10.85	Form of Lock-up Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and certain Consenting Shareholders of UEX Corporation, dated June 13, 2022 (64)
10.86	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 23, 2022 (65)
10.87	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 5, 2022 (66)
10.88	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 15, 2022 (67)
21.1	Subsidiaries of Uranium Energy Corp. †
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP *
23.2	Consent of Benjamin J. Schiffer *
23.3	Consent of Western Water Consultants, Inc. *
23.4	Consent of Douglas L. Beahm *
23.5	Consent of Clyde L. Yancey *
23.6	Consent of BRS, Inc. *
23.7	Consent of Victor Fernandez-Crosa *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 *
96.1	Technical Report Summary Mineral Resource Report Reno Creek Project Campbell County, WY, effective date December 31, 2021 (61)
96.2	Technical Report Summary Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY, USA, dated March 31, 2022(62)
96.3	Anderson Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Yavapai County, Arizona, USA, dated March 9, 2023*
96.4	Yuty Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Paraguay, SA, dated March 9, 2023*
96.5	Amended S-K 1300 Mineral Resource Report Texas Hub and Spoke ISR Project, TX USA, dated March 9, 2023*
96.6	Amended S-K 1300 Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, dated March 9, 2023*

101.1NS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

*	Filed herewith.
†	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 29, 2022.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.
(55)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2020.
(56)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2020.
(57)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(58)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 8, 2021.
(59)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on May 17, 2021.
(60)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 9, 2021.
(61)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 8, 2022.
(62)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 5, 2022.
(63)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 13, 2022.
(64)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2022.
(65)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2022.
(66)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2022.
(67)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 15, 2022.

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
Date: April 3, 2023.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: April 3, 2023.

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Date: April 3, 2023.

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: April 3, 2023.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: April 3, 2023.

By:	/s/ David Kong
David Kong
Director
Date: April 3, 2023.

By:	/s/ Ganpat Mani
Ganpat Mani
Director
Date: April 3, 2023.

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: April 3, 2023.

277