Form 10-Q
period 2023-04-30
URANIUM ENERGY CORP
filed 2023-06-09
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 North Shoreline, Ste. 800, Corpus Christi, Texas, U.S.A.	78401
(U.S. corporate headquarters)	(Zip Code)

1830 – 1030 West Georgia Street Vancouver, British Columbia, Canada (Canadian corporate headquarters)	V6E 2Y3 (Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 377,530,040 shares of common stock outstanding as of June 7, 2023.

 URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023

(Unaudited – Expressed in thousands of U.S. Dollars unless otherwise stated)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	April 30, 2023	July 31, 2022

CURRENT ASSETS
Cash and cash equivalents		$17,463	$32,536
Inventories	5	26,637	66,570
Prepaid expenses and deposits		2,473	2,871
Accounts and other receivables		1,708	214
TOTAL CURRENT ASSETS		48,281	102,191

MINERAL RIGHTS AND PROPERTIES	6	559,451	181,948
PROPERTY, PLANT AND EQUIPMENT	7	19,777	20,234
RESTRICTED CASH		7,251	7,251
EQUITY-ACCOUNTED INVESTMENTS	8	45,886	24,177
INVESTMENT IN EQUITY SECURITIES	9	38,361	14,834
OTHER NON-CURRENT ASSETS		3,141	3,612
TOTAL ASSETS		$722,148	$354,247

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$7,983	$8,162
Asset retirement obligations - current	11	362	-
Derivative liabilities	12	1,034	-
Other current liabilities		216	336
TOTAL CURRENT LIABILITIES		9,595	8,498

ASSET RETIREMENT OBLIGATIONS	11	18,265	17,276
OTHER NON-CURRENT LIABILITIES		959	1,028
DERIVATIVE LIABILITIES	12	3,218	-
DEFERRED TAX LIABILITIES		68,273	536
TOTAL LIABILITIES		100,310	27,338

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 376,547,894 shares issued and outstanding (July 31, 2022 - 289,638,307)	13	377	289
Additional paid-in capital		921,562	613,179
Share issuance obligation		22	-
Accumulated deficit		(290,197)	(286,373)
Accumulated other comprehensive loss		(9,926)	(186)
TOTAL EQUITY		621,838	326,909
TOTAL LIABILITIES AND EQUITY		$722,148	$354,247

SUBSEQUENT EVENTS	13,14

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended April 30,		Nine Months Ended April 30,
	Notes	2023	2022	2023	2022
SALES AND SERVICE REVENUE	14	$20,217	$9,892	$125,440	$23,083
COST OF SALES AND SERVICES	14	(13,998)	(6,555)	(90,793)	(15,803)
GROSS PROFIT		6,219	3,337	34,647	7,280

OPERATING COSTS
Mineral property expenditures		5,452	2,912	13,650	6,678
General and administrative		3,745	2,994	14,296	9,826
Acquisition-related costs		-	622	-	3,267
Depreciation, amortization and accretion	6,7,11	506	492	1,504	993
TOTAL OPERATING COSTS		9,703	7,020	29,450	20,764
INCOME (LOSS) FROM OPERATIONS		(3,484)	(3,683)	5,197	(13,484)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(202)	(144)	(596)	(1,242)
Income (loss) from equity-accounted investments	8	(900)	1,959	(985)	4,714
Debt receivable recovery		-	9,171	-	9,171
Gain (loss) on revaluation of equity securities	9	(12,649)	-	(12,992)	547
Gain on revaluation of derivative liabilities	12	5,550	-	4,651	-
Other income (expenses)		155	40	(306)	87
Gain on settlement of liabilities		235	-	427	-
OTHER INCOME (EXPENSES)		(7,811)	11,026	(9,801)	13,277
INCOME (LOSS) BEFORE INCOME TAXES		(11,295)	7,343	(4,604)	(207)
DEFERRED TAX RECOVERY		335	1	780	3
NET INCOME (LOSS) FOR THE PERIOD		(10,960)	7,344	(3,824)	(204)

OTHER COMPREHENSIVE LOSS
Translation loss		(3,589)	(139)	(9,740)	(614)
TOTAL OTHER COMPREHENSIVE LOSS		(3,589)	(139)	(9,740)	(614)
TOTAL COMPREHENSIVE INCOME (LOSS)		$(14,549)	$7,205	$(13,564)	$(818)

NET INCOME (LOSS) PER SHARE	15
Basic		$(0.03)	$0.03	$(0.01)	$(0.00)
Diluted		$(0.03)	$0.03	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		375,759,521	281,668,948	360,554,427	265,709,463
Diluted		375,759,521	291,760,955	360,554,427	265,709,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands U.S. dollars)

		Nine Months Ended April 30,
	Notes	2023	2022
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(3,824)	$(204)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	4,455	3,526
Depreciation, amortization and accretion	6,7,11	1,504	993
Amortization of long-term debt discount		-	525
(Income) loss from equity-accounted investment	8	985	(4,714)
Gain on disposition of assets		(2)	(19)
Loss (gain) on revaluation of equity securities	9	12,992	(547)
Gain on revaluation of derivative liabilities	12	(4,651)	-
Gain on settlement of liabilities		(427)	-
Deferred tax recovery		(780)	(3)
Debt receivable recovery		-	(9,171)
Changes in operating assets and liabilities
Inventories		39,933	(28,047)
Prepaid expenses and deposits		838	(641)
Accounts and other receivables		(646)	(29)
Accounts payable and accrued liabilities		(6,598)	1,287
Other liabilities		(1)	6
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		43,778	(37,038)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	13	64,853	152,750
Repayments of long-term debt		-	(10,000)
Repayments of other loans		(66)	(143)
Cash paid for withholding amounts on option exercise		(147)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		64,640	142,607

INVESTING ACTIVITIES
Net cash used in U1A Acquisition		-	(113,588)
Acquisition of UEX, net of cash acquired	3	1,984	-
Acquisition of Roughrider	4	(82,117)	-
Investment in mineral rights and properties		(51)	(590)
Capital contribution to equity-accounted investment	8	(595)	-
Investment in equity securities	9	(42,219)	(9,433)
Purchase of property, plant and equipment		(337)	(515)
Proceeds from sales of equity securities		-	9,980
Proceeds from disposition of assets		2	19
NET CASH USED IN INVESTING ACTIVITIES		(123,333)	(114,127)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(14,915)	(8,558)
FOREIGN EXCHANGE DIFFERENCE ON CASH		(158)	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		39,787	46,350
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD		$24,714	$37,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM MAY 16, 2003 (INCEPTION) TO April 30, 2023
(Expressed in thousands)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity
	Shares	Amount
Balance, July 31, 2022	289,638,307	$289	$613,179	$-	$(286,373)	$(186)	$326,909
Common stock
Issued for acquisition of UEX and Roughrider	66,324,560	66	235,306	-	-	-	235,372
Issued under ATM offering, net of issuance costs	5,218,890	5	21,709	-	-	-	21,714
Issued upon exercise of stock options	1,404,601	2	58	-	-	-	60
Issued upon exercise of warrants	3,410,898	4	6,136	-	-	-	6,140
Stock-based compensation
Common stock issued for consulting services	4,179	-	17	-	-	-	17
Common stock issued under Stock Incentive Plan	73,618	-	299	-	-	-	299
Amortization of stock-based compensation	-	-	1,426	-	-	-	1,426
Replacement options issued for acquisition of UEX	-	-	4,026	-	-	-	4,026
Net loss for the period	-	-	-	-	(3,756)	-	(3,756)
Other comprehensive loss	-	-	-	-	-	(10,768)	(10,768)
Balance, October 31, 2022	366,075,053	$366	$882,156	$-	$(290,129)	$(10,954)	$581,439
Common stock
Issued under ATM offering, net of issuance costs	7,040,363	7	26,099	-	-	-	26,106
Issued upon exercise of stock options	94,302	-	-	-	-	-	-
Issued upon exercise of warrants	45,000	-	66	-	-	-	66
Stock-based compensation
Common stock issued for consulting services	49,228	-	201	-	-	-	201
Common stock issued under Stock Incentive Plan	66,471	-	262	-	-	-	262
Amortization of stock-based compensation	-	-	1,085	-	-	-	1,085
Net income for the period	-	-	-	-	10,892	-	10,892
Other comprehensive income	-	-	-	-	-	4,617	4,617
Balance, January 31, 2023	373,370,417	$373	$909,869	$-	$(279,237)	$(6,337)	$624,668
Common stock
Issued under ATM offering, net of issuance costs	2,912,000	4	10,595	-	-	-	10,599
Issued upon exercise of stock options	204,693	-	-	-	-	-	-
Issued upon exercise of warrants	-	-	-	22	-	-	22
Stock-based compensation
Common stock issued for consulting services	-	-	-	-	-	-	-
Common stock issued under Stock Incentive Plan	60,784	-	211	-	-	-	211
Amortization of stock-based compensation	-	-	887	-	-	-	887
Net loss for the period	-	-	-	-	(10,960)	-	(10,960)
Other comprehensive income	-	-	-	-	-	(3,589)	(3,589)
Balance, April 30, 2023	376,547,894	$377	$921,562	$22	$(290,197)	$(9,926)	$621,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM MAY 16, 2003 (INCEPTION) TO April 30, 2022
(Expressed in thousands)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity
	Shares	Amount
Balance, July 31, 2021	236,796,866	$237	$441,991	$360	$(291,625)	$493	$151,456
Common stock
Issued under ATM offering, net of issuance costs	20,743,878	21	62,650	-	-	-	62,671
Issued upon exercise of stock options	753,990	1	383	-	-	-	384
Issued upon exercise of warrants	491,849	-	910	-	-	-	910
Issued for acquisition of mineral properties	64,149	-	219	-	-	-	219
Stock-based compensation
Common stock issued for consulting services	4,607	-	14	-	-	-	14
Common stock issued under Stock Incentive Plan	141,490	-	355	-	-	-	355
Amortization of stock-based compensation	-	-	803	-	-	-	803
Net loss for the period	-	-	-	-	(2,074)	-	(2,074)
Other comprehensive income	-	-	-	-	-	143	143
Balance, October 31, 2021	258,996,829	$259	$507,325	$360	$(293,699)	$636	$214,881
Common stock
Issued as anniversary fees for credit facility	161,594	-	600	-	-	-	600
Issued under ATM offering, net of issuance costs	17,751,658	18	67,955	-	-	-	67,973
Issued upon exercise of stock options	193,345	-	63	-	-	-	63
Issued upon exercise of warrants	572,850	1	1,141	-	-	-	1,142
Issued for acquisition of mineral properties	47,715	-	206	-	-	-	206
Stock-based compensation
Common stock issued for consulting services	4,608	-	17	-	-	-	17
Common stock issued under Stock Incentive Plan	109,986	-	399	-	-	-	399
Amortization of stock-based compensation	-	-	654	-	-	-	654
Net loss for the period	-	-	-	-	(5,474)	-	(5,474)
Other comprehensive loss	-	-	-	-	-	(618)	(618)
Balance, January 31, 2022	277,838,585	$278	$578,360	$360	$(299,173)	$18	$279,843
Common stock
Issued under ATM offering, net of issuance costs	4,800,000	5	18,552	-	-	-	18,557
Issued upon exercise of stock options	1,000,310	1	403	-	-	-	404
Issued (accrued) upon exercise of warrants	339,845	-	611	34	-	-	645
Stock-based compensation		-
Common stock issued for consulting services	2,854	-	13	-	-	-	13
Common stock issued under Stock Incentive Plan	96,280	-	344	-	-	-	344
Amortization of stock-based compensation	-	-	511	-	-	-	511
Net loss for the period	-	-	-	-	7,344	-	7,344
Other comprehensive loss	-	-	-	-	-	(139)	(139)
Balance, April 30, 2022	284,077,874	$284	$598,794	$394	$(291,829)	$(121)	$307,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
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

As at April 30, 2023, we had working capital (current assets less current liabilities) of $38,686 including cash and cash equivalents of $17,463 and purchased uranium inventories of $26,245.  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that these interim condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations, and this reliance is expected to continue for the foreseeable future. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars.  Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2022 (“Fiscal 2022”).  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made.  Operating results for the nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023 (“Fiscal 2023”).

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

Beginning with our Annual Report on Form 10-K for Fiscal 2022, we report our mineral holdings in accordance with the SEC’s S-K 1300.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Since we commenced extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the Exploration Stage by establishing proven or probable reserves.  Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred.  Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange facilities and disposal wells, are expensed as incurred until such time that proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

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

During Fiscal 2022, on June 13, 2022, we entered into a definitive agreement with UEX Corporation (“UEX” and the “UEX Agreement”) pursuant to which we would acquire all of the issued and outstanding common shares of UEX in an all-share transaction (the “UEX Acquisition”).   On June 21, 2022, in accordance with the UEX Agreement, we completed a private placement in UEX, whereby we acquired 11,627,907 UEX common shares at a price of CA$0.43 per UEX common share for total consideration of $3,867.  Subsequently, we acquired an additional 6,844,000 UEX common shares for total consideration of $1,914 by making purchases of UEX common shares through the facilities of the Toronto Stock Exchange subject to and in accordance with applicable laws.

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
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The estimated fair value of the Replacement Options in the amount of $4,026 as of August 19, 2022 was classified as equity and presented in additional paid in capital in accordance with ASC 718 Compensation – Stock Compensation. The fair value of the Replacement Options was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	1.077 to3.9494
Exercise Price in Canadian dollars	CA$1.39 to CA$5.12
Expected Risk Free Interest Rate	2.40% to 3.23%
Expected Volatility	76.01% to 97.53%
Expected Life in Years	0.12 to 1.0
Expected Dividend Yield	0.00%

The estimated fair value of the Replacement Warrants in the amount of $8,903 as of August 19, 2022 was classified as derivative liabilities in accordance with ASC 815 Derivatives and Hedging, as the exercise prices of the Replacement Warrants are denominated in Canadian dollars, which differs from the Company’s functional currency. The change in fair value on the derivative liabilities is recorded as a change in fair value of derivative liability in our condensed consolidated statements of operations. The fair value of the Replacement Warrants on August 19, 2022 was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	1.111 to3.4242
Exercise Price in Canadian dollars	CA$1.44 to CA$4.44
Expected Risk Free Interest Rate	3.18% to 3.23%
Expected Volatility	90.98% to 101.52%
Expected Life in Years	0.75 to 2.05
Expected Dividend Yield	0.00%

The UEX Acquisition is accounted for as an acquisition of assets rather than a business as UEX does not meet the definition of a business in accordance with ASC 805 Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the UEX Acquisition:

Consideration paid
UEC shares issued	$171,271
Fair value of UEX shares acquired by UEC before acquisition	5,830
Replacement options issued	4,026
Replacement warrants issued	8,903
Acquisition related costs	2,643
Total consideration	$192,673

Assets acquired and liabilities assumed
Cash and cash equivalents	$4,627
Prepaid expenses and deposits	159
Accounts receivable	892
Mineral rights and properties	208,008
Equity-accounted investment	24,502
Investment in equity securities	135
Other non-current assets	118
Total assets	238,441

Accounts payable and accrued liabilities	7,080
Other liabilities	111
Asset retirement obligations (Note 11)	211
Deferred tax liabilities	38,366
Total liabilities	45,768
Total net assets	$192,673

Cash flow on acquisition:

Cash acquired with the subsidiary	$4,627
Acquisition related costs	(2,643)
Acquisition of UEX, net of cash acquired	$1,984

NOTE 4:	ACQUISITION OF THE ROUGHRIDER PROJECT

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
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the Roughrider Acquisition:

Consideration paid
Cash	$80,000
Fair value of 17,805,815 UEC shares issued at $3.60 per share	64,101
Acquisition related costs	2,117
Total consideration paid	$146,218

Assets acquired and liabilities assumed
Mineral rights and properties	$178,438
Total assets	178,438

Asset retirement obligations (Note 11)	445
Deferred tax liabilities	31,775
Total liabilities	32,220
Total net assets	$146,218

Cash flow on acquisition:

Cash paid	$(80,000)
Acquisition related costs	(2,117)
Acquisition of Roughrider	$(82,117)

NOTE 5:	INVENTORIES

As at April 30, 2023, we held 771,000 ( July 31, 2022: 1,800,000) pounds of purchased uranium concentrate inventory. Costs of inventories consist of the following:

	April 30, 2023	July 31, 2022
Material and supplies	$214	$231
Uranium concentrates from production	178	178
Purchased uranium inventories	26,245	66,161
	$26,637	$66,570

As of April 30, 2023, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Purchase Price
Fiscal 2023	100,000	$3,295
Fiscal 2024	995,000	45,777
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	1,795,000	$75,812

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 6:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at April 30, 2023, we own mineral rights in the States of Arizona, New Mexico, Wyoming and Texas, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium.  As of April 30, 2023, annual maintenance payments of approximately $3,897 will be required to maintain these mineral rights.

As at April 30, 2023, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2022	$172,340	$982	$15,014	$188,336
Additions (Note 3 and 4)	50	386,447	-	386,497
Foreign exchange difference	-	(8,993)	-	(8,993)
Balance, April 30, 2023	172,390	378,436	15,014	565,840

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2022	(6,388)	-	-	(6,388)
Additions	(1)	-	-	(1)
Balance, April 30, 2023	(6,389)	-	-	(6,389)

Carrying Value
Balance, July 31, 2022	$165,952	$982	$15,014	$181,948
Balance, April 30, 2023	$166,001	$378,436	$15,014	$559,451

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	April 30, 2023			July 31, 2022
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and Processing Facilities	$19,118	$(1,824)	$17,294	$18,964	$(1,306)	$17,658
Mining Equipment	2,804	(2,457)	347	2,777	(2,382)	395
Logging Equipment and Vehicles	2,747	(1,946)	801	2,666	(1,851)	815
Computer Equipment	368	(338)	30	360	(313)	47
Furniture and Fixtures	190	(179)	11	190	(177)	13
Buildings	297	(83)	214	298	(72)	226
Land	1,080	-	1,080	1,080	-	1,080
	$26,604	$(6,827)	$19,777	$26,335	$(6,101)	$20,234

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	EQUITY-ACCOUNTED INVESTMENTS

As at April 30, 2023, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 15.0% ( July 31, 2022: 15.5%) interest in URC.  In addition, two of our officers are members of URC's board of directors, which consists of a total of five members. Furthermore, one of these officers also holds an executive position within URC. As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2023.  Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 15.0% to 12.7%. URC is a public company listed on the TSX Venture Exchange with the trading symbol “URC.V” and on NASDAQ with the trading symbol “UROY”. As at April 30, 2023, the fair value of our investment in URC was approximately $29.6 million ( July 31, 2022: $43.7 million).

As at April 30, 2023, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through the UEX Acquisition completed on August 19, 2022. JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada. The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

We incurred $813 and $1,564 in exploration expenditures on behalf of JCU for the three and nine months ended April 30, 2023, respectively. As at April 30, 2023, the amount receivable from JCU totaled $1,148 ( July 31, 2022: $Nil).

During the nine months ended April 30, 2023, the changes in carrying value of our equity-accounted investments are summarized as follows:

Balance, July 31, 2022	$24,177
Addition from UEX Acquisition - JCU	24,502
Capital contribution to JCU	595
Share of losses	(1,609)
Gain on dilution of ownership interest in URC	624
Foreign exchange difference	(2,403)
Balance, April 30, 2023	$45,886

For the three and nine months ended April 30, 2023 and 2022, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Share of income (loss)	$(908)	$801	$(1,609)	$983
Gain on dilution of ownership interest	8	1,158	624	3,731
Total	$(900)	$1,959	$(985)	$4,714

NOTE 9:	INVESTMENTS IN EQUITY SECURITIES

On August 19, 2022, we completed the UEX Acquisition (refer to Note 3), and our investment in UEX shares in the amount of $6,914 as of July 31, 2022 was re-measured to its fair value of $5,830 based on the closing price of UEX on August 19, 2022 and transferred as the consideration for the UEX Acquisition.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

During the nine months ended April 30, 2023, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2022	$14,834
Transferred as consideration for UEX Acquisition (Note 3)	(5,830)
Acquired from UEX Acquisition (Note 3)	135
Additions	42,219
Loss on revaluation of equity securities	(12,992)
Foreign exchange difference	(5)
Balance, April 30, 2023	$38,361

NOTE 10:	RELATED PARTY TRANSACTIONS

During the three and nine months ended April 30, 2023, we incurred $2 and $84, respectively, and during the three and nine months ended April 30, 2022, $2 and $6, respectively, in general and administrative costs, paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company. As at April 30, 2023, the amount owing to Blender was $Nil ( July 31, 2022: $3).

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2022	$17,276
Accretion	710
Assumed from Roughrider Acquisition (Note 4)	445
Assumed from UEX Acquisition (Note 3)	211
Liabilities settled in cash	(6)
Foreign exchange difference	(9)
Balance, April 30, 2023	18,627
Asset retirement obligations, current	362
Asset retirement obligations, non-current	$18,265

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2023			July 31, 2022
Undiscounted amount of estimated cash flows			$29,212			$28,739

Payable in years	1	to	23	1	to	23
Inflation rate	1.56%	to	5.32%	1.56%	to	5.32%
Discount rate	3.72%	to	6.35%	3.72%	to	6.35%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

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

As at April 30, 2023, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	1.066 to3.2727
Exercise Price in Canadian dollars	CA$1.44 to CA$4.44
Expected Risk Free Interest Rate	4.04% to 4.48%
Expected Volatility	41.20% to 83.93%
Expected Life in Years	0.05 to 1.36
Expected Dividend Yield	0.00%

The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2022	$-
Fair value of derivative liabilities assumed from UEX Acquisition (Note 3)	8,903
Warrants exercised	(188)
Change in fair value during the period	(4,463)
Balance, April 30, 2023	4,252
Derivative liabilities, current	1,034
Derivative liabilities, non-current	$3,218

NOTE 13:	CAPITAL STOCK

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

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

During the three and nine months ended April 30, 2023, we issued nil and 6,201,553 shares of the Company’s common stock under the 2021 ATM Offering for net cash proceeds of nil and $25,526, respectively.

During the three and nine months ended April 30, 2023, we issued 2,912,000 and 8,969,700 shares of the Company’s common stock under the 2022 ATM Offering for net cash proceeds of $10,599 and $32,893, respectively.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the three and nine months ended April 30, 2023, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, July 31, 2022	3,615,454	$1.92
Issuance of Replacement Warrants (Note 3,13)	4,660,580	2.84
Exercised	(3,410,898)	1.80
Expired	(27,550)	1.80
Balance, October 31, 2022	4,837,586	2.85
Exercised	(45,000)	1.46
Balance, January 31, 2023	4,792,586	2.93
Balance, April 30, 2023	4,792,586	$2.88

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our share purchase warrants outstanding and exercisable as of April 30, 2023, is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$1.72	144,194	0.05	May 20, 2023
1.64	25,000	0.06	May 21, 2023
1.43	766,362	0.09	June 2, 2023
3.17	3,675,212	1.36	September 7, 2024
4.13	181,818	2.93	April 5, 2026
$2.88	4,792,586	1.17

As at April 30, 2023, 4,585,768 Replacement Warrants, which were issued in connection with UEX Acquisition and dominated in Canadian dollars, remained outstanding.

During the nine months ended April 30, 2023, we received cash proceeds totaling $6,206 from the exercise of share purchase warrants.

Subsequent to April 30, 2023, 928,188 warrants with expiry dates from May 20 to June 2, 2023 were exercised and proceeds of $1,060 were received.

Stock Options

As of April 30, 2023, we had one stock option plan, our 2022 Stock Incentive Plan (the “2022 Plan”), which superseded and replaced the Company’s 2021 Stock Incentive Plan (collectively the “Stock Incentive Plan”), such that no further shares are issuable the 2021 Stock Incentive Plan.

A continuity schedule of our outstanding stock options for the three and nine months ended April 30, 2023, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2022	8,880,527	$1.58
Issuance of Replacement Options (Note 3)	2,301,750	1.90
Granted	5,000	4.23
Exercised	(2,331,222)	1.61
Balance, October 31, 2022	8,856,055	1.65
Granted	15,464	3.78
Exercised	(197,110)	2.10
Balance, January 31, 2023	8,674,409	1.65
Granted	100,000	3.22
Exercised	(337,500)	1.61
Balance, April 30, 2023	8,436,909	$1.67

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The table below sets forth the number of shares issued and cash received upon exercise of our stock options:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Number of Options Exercised on Cash Basis	-	404,832	138,537	807,580
Number of Options Exercised on Forfeiture Basis	337,500	777,773	2,727,295	1,650,402
Total Number of Options Exercised	337,500	1,182,605	2,865,832	2,457,982
Number of Shares Issued on Cash Exercise	-	404,832	138,537	807,580
Number of Shares Issued on Forfeiture Basis	204,693	595,478	1,565,059	1,140,065
Total Number of Shares Issued Upon Exercise of Options	204,693	1,000,310	1,703,596	1,947,645
Cash Received from Exercise of Stock Options	$-	$404	$206	$851
Total Intrinsic Value of Options Exercised	$858	$4,891	$6,834	$7,685

A continuity schedule of our outstanding unvested stock options as of April 30, 2023, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2022	2,186,154	$1.79
Issuance of Replacement Options (Note 3)	2,301,750	1.75
Granted	5,000	2.70
Vested	(2,467,341)	1.79
Balance, October 31, 2022	2,025,563	1.74
Granted	15,464	2.40
Vested	(394,858)	1.78
Balance, January 31, 2023	1,646,169	$1.74
Granted	100,000	2.04
Vested	(15,680)	1.56
Balance, April 30, 2023	1,730,489	$1.76

As at April 30, 2023, the aggregate intrinsic value of all of our outstanding stock options was estimated at $9,666 (vested: $8,903 and unvested: $763). As at April 30, 2023, our unrecognized compensation cost related to unvested stock options was $1,219, which is expected to be recognized over 0.89 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our stock options outstanding and exercisable as of April 30, 2023, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at April 30, 2023	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Exercisable at April 30, 2023	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
$0.80 to $0.99	3,592,124	$0.92	6.78	3,592,124	$0.92	6.78
$1.00 to $1.99	2,442,500	1.29	4.12	2,000,832	1.33	3.44
$2.00 to $2.99	918,954	2.22	7.96	687,183	2.22	7.87
$3.00 to $3.99	1,478,331	3.76	8.37	425,031	3.78	7.61
$4.00 to $4.23	5,000	4.23	9.49	1,250	4.23	9.49
	8,436,909	$1.67	6.42	6,706,420	$1.36	5.95

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (“RSU”s) as of April 30, 2023, is as follows:

Grant Date	Number of Restricted Stock Units	Grant Date Fair Value	Remaining Life (Years)	Aggregate Intrinsic Value
July 16, 2020	217,498	$0.91	0.21	$568
July 21, 2021	271,746	2.15	1.23	709
May 01, 2022	58,824	4.25	2.01	154
July 29, 2022	287,966	3.98	2.25	752
	836,034	$2.61	1.37	$2,183

During the three and nine months ended April 30, 2023, our stock-based compensation related to RSUs were $283 and $869 (three and nine months ended April 30, 2022: $183 and $560), respectively. As at April 30, 2023, our unrecognized compensation costs related to unvested RSUs totaled $879, which is expected to be recognized over a period of approximately 1.40 years.

Performance Based Restricted Stock Units

During the three and nine months ended April 30, 2023, our stock-based compensation relating to amortization of target performance based restricted stock units (“PRSU”s) totaled $99 and $298 (three and nine months ended April 30, 2022: $73 and $220), respectively. As at April 30, 2023, our outstanding unvested PRSUs were 734,582 ( July 31, 2022: 734,582), and our unrecognized compensation costs relating to unvested PRSUs totaled $683 ( July 31, 2022: $981), which is expected to be recognized over a period of approximately 1.71 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Stock-Based Compensation

A summary of our stock-based compensation expense is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Stock-Based Compensation for Consultants
Common stock issued to consultants	$107	$158	$382	$664
Amortization of stock option expenses	95	37	467	174
	202	195	849	838
Stock-Based Compensation for Management
Amortization of stock option expenses	95	91	323	382
Amortization of RSU and PRSU expenses	346	256	1,053	780
	441	347	1,376	1,162
Stock-Based Compensation for Employees
Common stock issued to employees	188	282	675	894
Amortization of stock option expenses	314	127	1,441	632
Amortization of RSU expenses	37	-	114	-
	539	409	2,230	1,526
	$1,182	$951	$4,455	$3,526

NOTE 14:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Sales of purchased uranium inventory	$20,095	$9,800	$125,140	$22,946
Revenue from toll processing services	122	92	300	137
Total sales and service revenue	$20,217	$9,892	$125,440	$23,083

Cost of purchased uranium inventory	$(13,896)	$(6,478)	$(90,543)	$(15,689)
Cost of toll processing services	(102)	(77)	(250)	(114)
Total cost of sales and services	$(13,998)	$(6,555)	$(90,793)	$(15,803)

Of the total sales of purchased uranium inventory, sales to customer A represent 20%, sales to customer B represent 16%, sales to customer C represent 16%, sales to customer D represent 14%, sales to customer E represent 10% and sales to the rest of our customers represent 24%.

Subsequent to April 30, 2023, we sold 100,000 pounds of uranium inventory for gross proceeds of $5,405 and entered into agreements to sell an additional 200,000 pounds for gross proceeds of $10,835.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 15:	INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted income (loss) per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
Numerator	2023	2022	2023	2022
Net Income (Loss) for the Period	$(10,960)	$7,344	$(3,824)	$(204)
Denominator
Basic Weighted Average Number of Shares	375,759,521	281,668,948	360,554,427	265,709,463
Dilutive Effect of Stock Awards and Warrants	-	10,092,007	-	-
Diluted Weighted Average Number of Shares	375,759,521	291,760,955	360,554,427	265,709,463
Net Income (Loss) Per Share - Basic	$(0.03)	$0.03	$(0.01)	$(0.00)
Net Income (Loss) Per Share - Diluted	$(0.03)	$0.03	$(0.01)	$(0.00)

For the three and nine months ended April 30, 2023, and nine months ended April 30, 2022, all of our outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of our diluted loss per share since their effects would be anti-dilutive.

NOTE 16:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

The tables below provide a breakdown of the long-term assets by geographic segments:

	April 30, 2023
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,001	$378,436	$15,014	$559,451
Property, Plant and Equipment	19,377	36	364	19,777
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investments	-	45,886	-	45,886
Investment in Equity Securities	-	38,361	-	38,361
Other Non-Current Assets	3,014	127	-	3,141
Total Long-Term Assets	$195,643	$462,846	$15,378	$673,867

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the nine months ended April 30, 2023, and our Form 10-K Annual Report (as amended on April 3, 2023 by way of a Form 10-K/A filing) for the fiscal year ended July 31, 2022, including the consolidated financial statements and related notes contained therein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2022, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2022, our most recently completed year end, to April 30, 2023, and our results of operations for the three and nine months ended April 30, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2022.

Business

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2022.

We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We have two ISR Mines which utilize ISR mining to extract yellowcake (“U3O8”).  We have two uranium processing facilities located in the vicinity of our ISR Mines, which process material from our ISR Mines into drums of U3O8 for shipping to a third-party storage and sales facility.

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

We also hold certain mineral rights in various stages of development in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.  We do not expect, however, to utilize ISR mining for all of the uranium mineral rights and we also expect to utilize conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which include advancing certain projects with established mineralized materials towards extraction and establishing additional mineralized materials on our existing uranium and titanium projects or through the acquisition of additional projects.

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven market to more of a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at $53.85 per pound on April 30, 2023 (UxC U3O8 Daily Spot Price). Production dropped to a multi-year low in 2020 at about 122 million pounds but began to recover in 2021 and totalled about 131 million pounds in 2022, still well below reactor requirements. Global supply and demand projections show a structural deficit between production and utility requirements averaging about 34 million pounds a year over the next 10 years and increasing thereafter (UxC 2023 Q1 Uranium Market Outlook). The current gap is being filled with secondary market sources, including finite inventory that is projected to decline in coming years. As secondary supplies diminish, and as existing mines deplete their resources, new production will be needed to meet utility demand. This will require higher prices to stimulate new mining investment but market prices are still below the incentive prices for many producers.

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

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 67 new reactors connected to the grid since 2013 and another 60 reactors under construction as of May 2023 (PRIS and WNA May 2023 data).  In October 2022, World Nuclear News reported that: “The International Energy Agency projects more than a doubling of nuclear generation by 2050 with at least 30 countries increasing their use of nuclear power, in the Net Zero Emissions by 2050 scenario of its latest World Energy Outlook”. Additional upside market pressure is also emerging as utilities return to a longer-term contracting cycle to replace expiring contracts; something the market has not experienced for several years.  Increasing demand has also occurred with financial entities and various producers, including our Company, purchasing significant quantities of drummed uranium inventory, further removing excess near term supplies.

Results of Operations

For the three and nine months ended April 30, 2023, we recorded a net loss of $10,960 ($0.03 per share) and $3,824 ($0.01 per share), and a loss from operations of $3,484 and income from operations of 5,197, respectively.  During the three and nine months ended April 30, 2022, we recorded net income of $7,344 ($0.03 per share) and a net loss of $204 ($0.00 per share) and loss from operations of $3,683 and $13,484, respectively.

During the three and nine months ended April 30, 2023, we continued with our strategic plan for reduced operations at our ISR Mines to capture residual pounds of U3O8 only.

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

Sales and Service Revenue

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Sales of purchased uranium inventory	$20,095	$9,800	$125,140	$22,946
Revenue from toll processing services	122	92	300	137
Total sales and service revenue	$20,217	$9,892	$125,440	$23,083

Cost of purchased uranium inventory	$(13,896)	$(6,478)	$(90,543)	$(15,689)
Cost of toll processing services	(102)	(77)	(250)	(114)
Total cost of sales and services	$(13,998)	$(6,555)	$(90,793)	$(15,803)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our projects.

The following table provides mineral property expenditures by cost category for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Permitting and compliance	$160	$323	$358	$450
Property maintenance	967	786	2,701	1,803
Exploration	3,392	429	7,544	1,957
Plant development	16	17	50	49
Wellfield development	18	581	377	902
Production readiness	899	776	2,620	1,517
Total	$5,452	$2,912	$13,650	$6,678

During the three and nine months ended April 30, 2023, production readiness costs were directly related to maintaining operational readiness and permitting compliance for our ISR Mines and our Hobson and Irigaray Processing Facilities.

During the nine months ended April 30, 2023, we continued the drilling campaign commenced at our Burke Hollow Project in March 2021 and incurred $2,147 on exploration drilling costs for 146 exploration holes and $359 on wellfield development costs for five wells totaling 63,445 feet.

During the nine months ended April 30, 2023, we conducted a drilling program at our recently acquired Christie Lake Project located at Saskatchewan, Canada, and drilled 14 exploration holes totaling 64,891 feet with costs (net of the amount reimbursable from JCU) of $2,926.

General and Administrative

During the three and nine months ended April 30, 2023, general and administrative expenses totaled $3,745 and $14,296, respectively, which increased compared to $2,994 and $9,826 for the three and nine months ended April 30, 2022, respectively. The increases primarily resulted from increases in labor costs and an overall increase in corporate expenses due to the expansion of our corporate structure and activities.

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and nine months ended April 30, 2023, salaries and management fees totaled $739 and $2,942, respectively, which increased compared to $734 and $2,243, respectively, for the three and nine months ended April 30, 2022, primarily due to the increase in salaries expenses as a result of the acquisitions of Uranium One Americas, Inc (“U1A”; now UEC Wyoming Inc.) in Fiscal 2022. The increase in salary for the three months ended April 30, 2023 is offset by the management fee charged to JCU related to the Christie Lake Project;

●

for the three and nine months ended April 30, 2023, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,216 and $5,284, respectively, which increased compared to $1,030 and $3,460 for the three and nine months ended April 30, 2022, respectively, primarily as a result of increases in corporate development expenses and an overall increase in corporate activities due to expansion by the Company;

●

for the three and nine months ended April 30, 2023, professional fees totaled $639 and $1,714, respectively, which increased compared to $312 and $704 for the three and nine months ended April 30, 2022, respectively. Professional fees are primarily comprised of legal services related to certain transactional activities and regulatory compliance, in addition to audit and tax services; and

●

for the three and nine months ended April 30, 2023, stock-based compensation totaled $1,151 and $4,356, respectively, which increased compared to $918 and $3,419 for the three and nine months ended April 30, 2022, respectively.  Stock-based compensation expenses included the fair value of compensation shares at the time of issuance and the amortization of the fair value of various stock awards granted in prior fiscal years using the graded vesting method.

Other Income and Expenses

Interest and Finance Costs

During the three and nine months ended April 30, 2023, interest and finance costs totaled $202 and $596, respectively, compared to $144 and $1,242, respectively, for the three and nine months ended April 30, 2022. The increase in interest and finance costs for the three-month period was due to an increase of surety bond premium and the decrease for the nine-month period was due to the repayments of long-term debt in the prior years.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Share of income (loss)	$(908)	$801	$(1,609)	$983
Gain on dilution of ownership interest	8	1,158	624	3,731
Total	$(900)	$1,959	$(985)	$4,714

During the three and nine months ended April 30, 2023 and 2022, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financings and exercises of share purchase warrants, which decreased our ownership interest in URC.

Gain (Loss) on Revaluation of Equity Securities

As at April 30, 2023, our investments in certain equity securities were revalued using the market values at period end, which resulted in an unrealized loss of $12,649 and $12,992 on revaluation of equity securities, respectively, for the three and nine months ended April 30, 2023.

During the nine months ended April 30, 2023, we recorded a loss of $1,084 as a result of the revaluation of the UEX shares that we acquired prior to the completion of the UEX Acquisition, which were included as part of the consideration for the UEX Acquisition.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacement Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants are denominated in Canadian dollars, which differs from the functional currency of the Company. As at April 30, 2023, the Replacement Warrants were revalued, which resulted in a gain of $5,550 and $4,651 for the three and nine months ended April 30, 2023. Changes in fair value of derivative liabilities were primarily due to changes in our share price. No such loss was recorded for the three and nine months ended April 30, 2022.

Other income (expenses)

The following summary provides a discussion of the major categories of other income (expenses) including analyses of the factors that caused significant variances compared to the same period last year:

●	for the three and nine months ended April 30, 2023, interest income totaled $119 and $203, respectively, compared to $13 and $44, respectively, for the three and nine months ended April 30, 2022. The increase in interest income was due to cash proceeds from our ATM Offering in 2023 and increase in interest rate for short-term GIC deposits; and

●

for the nine months ended April 30, 2023, we entered into amendment agreements to amend certain uranium sales and purchase agreements with the third parties, whereby the sales and purchase agreements with the respective same parties offset each other. As a result, we paid a net amount of $585 for the differences between the gross purchase price and gross sales prices of the uranium, which were recorded as other expenses on our condensed consolidated financial statements.

Gain on settlement of liabilities

During the three and nine months ended April 30, 2023, we reached settlement agreements with certain vendors for accounts payable amounts we assumed from the UEX Acquisition and recorded a gain of $235 and $427, respectively on settlement of accounts payable.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022
Sales and service revenue	$20,217	$47,931	$57,292	$78
Gross profit	6,219	14,570	13,858	13
Net income (loss)	(10,960)	10,892	(3,756)	5,455
Total comprehensive income (loss)	(14,549)	15,509	(14,524)	5,390
Basic and diluted income (loss) per share	(0.03)	0.03	(0.01)	0.02
Total assets	722,148	733,315	695,487	354,247

	For the Quarters Ended
	April 30, 2022	January 31, 2022	October 31, 2021	July 31, 2021
Sales and service revenue	$9,892	$13,191	$-	$-
Gross profit	3,337	3,943	-	-
Net income (loss)	7,344	(5,474)	(2,074)	(1,798)
Total comprehensive income (loss)	7,205	(6,092)	(1,931)	(2,226)
Basic and diluted loss per share	0.03	(0.02)	(0.01)	(0.01)
Total assets	330,793	302,217	232,719	169,541

Liquidity and Capital Resources

	April 30, 2023	July 31, 2022
Cash and cash equivalents	$17,463	$32,536
Current assets	48,281	102,191
Current liabilities	9,595	8,498
Working capital	38,686	93,693

During the nine months ended April 30, 2023, we received net proceeds of $58,419 from the ATM Offerings and $6,288 from the exercise of warrants and stock options. As at April 30, 2023, we had working capital of $38,686, which decreased from our working capital of $93,693 as at July 31, 2022.  We believe our existing cash resources and, if necessary, the cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for the next 12 months from the date that this Quarterly Report is issued.

Historically we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations.  We have also relied, to a limited extent, on cash flows generated from our mining activities during the years ended July 31, 2015 (“Fiscal 2015), 2013 (“Fiscal 2013) and 2012 (“Fiscal 2012”). However, we have yet to achieve profitability or develop consistent positive cash flow from operations. Although our planned principal operations commenced in Fiscal 2012, from which significant revenues from U3O8 sales were realized, our revenues generated from sales of produced U3O8 have been inconsistent and we have yet to achieve profitability. We have a history of operating losses resulting in an accumulated deficit balance since inception.  We had a net loss of  $3,824 for the nine months ended April 30, 2023 and an accumulated deficit balance of $290,197 as at April 30, 2023.  Furthermore, although we recorded positive cash flows from operating activities totaling $43,778 for the nine months ended April 30, 2023, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

Our future operations are capital intensive and future capital expenditures are expected to be substantial.  We will require significant additional financing to fund our operations beyond the next 12 months, including continuing with our exploration and pre-extraction activities and acquiring additional mineral projects.  In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our mineral projects.

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

During the three and nine months ended April 30, 2023, we issued nil and 6,201,553 shares of the Company’s common stock under the 2021 ATM Offering for net cash proceeds of nil and $25,526, respectively.

During the three and nine months ended April 30, 2023, we issued 2,912,000 and 8,969,700 shares of the Company’s common stock under the 2022 ATM Offering for net cash proceeds of $10,599 and $32,893, respectively.

Operating Activities

During the nine months ended April 30, 2023, net cash provided by operating activities was $43,778, of which $39,933 was from the change of our uranium concentrate inventory.  During the nine months ended April 30, 2022, net cash used in operating activities was $37,038, of which $28,047 was for the purchases of uranium concentrate inventory.  Other significant operating expenditures included mineral property expenditures and general and administrative expenses.

Financing Activities

During the nine months ended April 30, 2023, net cash provided by financing activities totaled $64,640, comprised of net proceeds of $58,419 from the ATM Offerings and net proceeds of $6,434 from the exercise of stock options and share purchase warrants, offset by $147 for cash paid for withholding amounts on option exercises and $66 in payments for a promissory note. During the nine months ended April 30, 2022, net cash provided by financing activities totaled $142,607, comprised of net proceeds of $149,201 from the 2021 ATM Offering and net proceeds of $3,549 from the exercise of stock options and share purchase warrants, offset by a $10,000 repayment of long-term debt principal under our prior credit facility and $143 in payments for a promissory note.

Investing Activities

During the nine months ended April 30, 2023, net cash used in investing activities totaled $123,333, comprised of cash used in the Roughrider Acquisition of $82,117, a capital contribution to JCU of $595, cash used in investment in equity securities of $42,219 and cash used for investment in mineral properties and the purchase of equipment of $388, and net cash of $1,984 received from the UEX Acquisition. During the nine months ended April 30, 2022, net cash used by investing activities totaled $114,127, comprised of net cash used in the U1A Acquisition of $113,588, cash used in investment in an equity security of $9,433, cash used for investment in mineral properties and the purchase of equipment of $1,106, offset by cash proceeds of $9,980 from sales of an equity security.

Stock Options and Warrants

As of April 30, 2023, we had stock options outstanding representing 8,436,909 shares at a weighted-average exercise price of $1.67 per share, and share purchase warrants outstanding representing 4,792,586 shares at a weighted-average exercise price of $2.88 per share. As of April 30, 2023, outstanding stock options and warrants represented a total 13,229,495 shares issuable for gross proceeds of approximately $27.9 million should these stock options and warrants be exercised in full on a cash basis. As of April 30, 2023, outstanding in-the-money stock options and warrants represented a total 8,193,114 shares issuable for gross proceeds of approximately $10.6 million should these stock options and warrants be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

We incurred $813 and $1,564 exploration expenditures on behalf of JCU for the three and nine months ended April 30, 2023, respectively. As at April 30, 2023, the amount receivable from JCU totaled $1,148 (July 31, 2022: $Nil).

During the three and nine months ended April 30, 2023, we incurred $2 and $84, respectively, and during the three and nine months ended April 30, 2022, $2 and $6, respectively, in general and administrative costs, paid to Blender Media Inc. (Blender), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.  As at April 30, 2023, the amount owing to Blender was $Nil (July 31, 2022: $3).

Material Commitments

As at April 30, 2023, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$29,212	$362	$2,772	$4,998	$21,080
Operating Lease Obligations	1,489	102	241	171	975
Uranium Inventory Purchase Obligations	75,812	3,295	68,897	3,620	-
Total	$106,513	$3,759	$71,910	$8,789	$22,055

As of April 30, 2023, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S.A., Vancouver, British Columbia, and Saskatoon, Saskatchewan Canada, and Paraguay for total monthly payments of $28. Office lease agreements for the U.S. and Canada expire between July 2023 and March 2027.

Commitments for Management Services

As at April 30, 2023, we were committed to paying our key executives a total of $883 per year for management services.

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

Subsequent Events

Subsequent to April 30, 2023, we sold 100,000 pounds of uranium inventory for gross proceeds of $5,405 and entered into agreements to sell an additional 200,000 pounds for gross proceeds of $10,835.

Subsequent to April 30, 2023, 928,188 warrants with expiry dates from May 20 to June 2, 2023 were exercised and proceeds of $1,060 were received.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $290.0 million as of April 30, 2023. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $125.4 million during the nine months ended April 30, 2023 and $23.2 million in Fiscal 2022, respectively, we have yet to achieve profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant net losses to date, it may be difficult to evaluate our future performance.

As of April 30, 2023, we had working capital of $38.7 million including cash and cash equivalents of $17.5 million and uranium inventory holdings of $26.2 million. We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report. Our continuation as a going concern beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and to obtain adequate additional financing as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the nine months ended April 30, 2023, or any other fiscal years.

During the nine months ended April 30, 2023, we continued to operate our ISR Mines at a reduced pace to align our operations to a weak uranium commodity market in a challenging post-Fukushima environment. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to continue generating revenue from our ISR Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.  Furthermore, any continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire new uranium projects or develop existing uranium projects, such as our Roughrider, Hidden Bay, Christie Lake, Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines and our recently acquired Roughrider and Horse-Raven Projects, and have recorded a liability of $18.6 million on our balance sheet at April 30, 2023, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

We cannot provide any assurance that our physical uranium inventory program involving the strategic acquisition of physical uranium will be successful, which may have an adverse effect on our results of operations.

We have used or allocated a large portion of our cash on hand in order to fund the acquisition of drummed uranium pursuant to our physical uranium inventory program. This strategy will be subject to a number of risks and there is no assurance that the strategy will be successful. Future deliveries are subject to performance by other parties and there is a possibility of default by those parties, thus depriving us of potential benefits.

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

As part of our physical uranium inventory program, we have entered into commitments to purchase U3O8 and may purchase additional quantities. There is no certainty that any future purchases contemplated by us will be completed.

Storage arrangements, including the extension of storage arrangements, along with credit and operational risks of uranium storage facilities may result in the loss or damage of our physical uranium which may not be covered by insurance or indemnity provisions and could have a material adverse effect on our financial condition.

Currently, the uranium we purchased is stored at the licensed uranium conversion facility of ConverDyn owned by Honeywell. There can be no assurance that storage arrangements that have been negotiated will be extended indefinitely, forcing actions or costs not currently contemplated.  Failure to negotiate commercially reasonable storage terms for a subsequent storage period with ConverDyn may have a material adverse effect on our financial condition.

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

To the best of our knowledge, our operations are in compliance, in all material respects, with all applicable laws, regulations and standards.  If we become subject to liability for any violations, we may not be able or may elect not to insure against such future risk due to high insurance premiums or other reasons.  Where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations.  However, we cannot provide any assurance that such insurance will continue to be available at reasonable premiums or that such insurance will be adequate to cover any resulting liability.

We may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations.

Our exploration and mining activities are dependent upon the grant of appropriate rights, authorizations, licences, permits, consents and concessions, as well as continuation and amendment of these rights, authorizations, licences, permits and consents already granted, which may be granted for a defined period of time, or may not be granted or may be withdrawn or made subject to limitations.  There can be no assurance that all necessary rights, authorizations, licences, permits and consents will be granted to us, or that authorizations, licences, permits and consents already granted will not be withdrawn or made subject to limitations.

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

A prolonged decline in the market price of our common stock could affect our ability to obtain additional financing which would adversely affect our operations and financial condition.

Historically, we have relied on equity financing and, more recently, on debt financing, as primary sources of financing. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations and financial condition.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 750,000,000 shares of common stock of which 376,547,894 shares were issued and outstanding as of April 30, 2023. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended April 30, 2023, our ISR Mines were not subject to regulation by the Mine Safety Act.

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
Date: June 8, 2023

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: June 8, 2023