Form 10-K
period 2023-07-31
URANIUM ENERGY CORP
filed 2023-09-29
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 North Shoreline, Ste. 800, Corpus Christi, Texas, U.S.A.	78401
(U.S. corporate headquarters)	(Zip Code)

1830 – 1188 West Georgia Street Vancouver, British Columbia, Canada	V6E 4A2
(Canadian corporate headquarters)	(Zip Code)

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($4.03 on January 31, 2023) was approximately $1,479,408,555.

The registrant had 385,848,443 shares of common stock outstanding as of September 28, 2023.

ii

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect. Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

●	our overall strategy, objectives, plans and expectations for the fiscal year ended July 31, 2023 (“Fiscal 2023”) and beyond;
●	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for uranium oxide (“U3O8”);
●	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
●

our estimation of mineralized materials, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including our Palangana Mine and Christensen Ranch Mine (collectively, the “ISR Mines”);

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

Forward-looking statements are subject to known and unknown risks and uncertainties. As discussed in more detail under Item 1A. Risk Factors herein, we have identified a number of material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report, including but not limited to the following:

●	our limited financial and operating history;
●	our need for additional financing;
●	our ability to service our indebtedness;
●	our limited uranium extraction and sales history;
●	our operations are inherently subject to numerous significant risks and uncertainties, of which many are beyond our control;
●	our exploration activities on our mineral properties may not result in commercially recoverable quantities of uranium;
●	limits to our insurance coverage;
●	the level of government regulation, including environmental regulation;
●	changes in governmental regulation and administrative practices;
●	nuclear incidents;
●	the marketability of uranium concentrates;
●	the competitive environment in which we operate;
●	our dependence on key personnel; and
●	conflicts of interest of our directors and officers.3

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

ii

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

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101.  The New Rule was codified as 17 CFR Subpart 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”) and replaced SEC Industry Guide 7.  The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances.  The Company has been complying with the New Rule since the filing of its Annual Report for the fiscal year ended July 31, 2022 and its related filings.

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report for Fiscal 2023, and in the documents incorporated by reference herein, have been prepared in accordance with S-K 1300 and are supported by initial assessments prepared in accordance with the requirements of S-K 1300. S-K 1300 provides for the disclosure of: (i) “Inferred Mineral Resources,” which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources,” which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) “Measured Mineral Resources,” which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve.” Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300. Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

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

iii

PART I

Item 1. Business

Uranium Energy Corp. is a fast growing, uranium mining company listed on the NYSE American. UEC is working towards fueling the global demand for carbon-free nuclear energy, a key solution to climate change, and energy source for the low-carbon future.

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

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada. On December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. (“STMV”), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc., and Everest Exploration, Inc. On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada. On May 24, 2011, we acquired a 100% interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay. On September 9, 2011, we acquired a 100% interest in Concentric Energy Corp. (“Concentric”), a private company incorporated in the State of Nevada.  On March 30, 2012, we acquired a 100% interest in Cue Resources Ltd. (“Cue”), a formerly publicly-traded company incorporated in the Province of British Columbia, Canada. On March 4, 2016, we acquired a 100% interest in JDL Resources Inc., a private company incorporated in the Cayman Islands. On July 7, 2017, we acquired a 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in the Cayman Islands. On August 9, 2017, we acquired a 100% interest in AUC Holdings (US), Inc. (“AUC”). On January 31, 2018, we incorporated a wholly-owned subsidiary, UEC Resources (SK) Corp. (“UEC SK”), under the laws of the Province of Saskatchewan, Canada. On December 17, 2021, we acquired a 100% interest in Uranium One Americas, Inc. (“U1A”) (now UEC Wyoming Corp.). On August 19, 2022, we, through UEC 2022 Acquisition Co. (“UEC Acquisition Co.”) (now UEX Corporation), acquired all of the issued and outstanding common shares of UEX Corporation (“UEX”), which we did not already own, by way of a statutory plan of arrangement (the “Arrangement”) under the Canada Business Corporations Act. As part of the final steps of the Arrangement, UEC Acquisition Co. and UEX amalgamated to continue as one corporation under the name UEX Corporation. UEX Corporation holds a development stage uranium property portfolio in Saskatchewan, Canada, and Nunavut, Canada. On October 14, 2022, we acquired, through UEC SK, Roughrider Mineral Holdings Inc., a Saskatchewan corporation and wholly-owned subsidiary of Rio Tinto Fer Et Titane Inc., which, in turn, owns all of the issued and outstanding shares of Roughrider Mineral Assets Inc., also a Saskatchewan corporation, that holds certain mineral leases totaling approximately 598 hectares in northern Saskatchewan that is commonly referred to as the “Roughrider Project” located in the Athabasca Basin in Saskatchewan, Canada.

Our principal executive office (U.S. corporate headquarters) is located at 500 North Shoreline, Ste. 800, Corpus Christi, Texas, 78401, and our administrative office (Canadian corporate headquarters) is located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 4A2.

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

We are predominantly engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.  We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.  We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010. We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from our ISR Mines into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  Since commencement of uranium extraction from our ISR Mines in November 2010 to July 31, 2023, our Hobson Processing Facility has processed 578,000 pounds of U3O8. As at July 31, 2023, we had no uranium supply or “off-take” agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically in the South Texas Uranium Belt, where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility acts as the central processing site (the “hub”) for our Palangana Mine and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”). The Hobson Processing Facility has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually.

With the acquisition of U1A in Fiscal 2022, the Irigaray Processing Facility forms the focus of our regional operating strategy in the Powder River and Great Divide uranium districts in the state of Wyoming. The Irigaray plant has a licensed capacity of 2.5 million pounds of U3O8 per year, with the potential to process uranium from eleven satellite ISR projects in the state, including four fully permitted projects.

Recently, we acquired a substantial portfolio of projects in Canada, with the purchase of UEX and the Roughrider Project from a subsidiary of Rio Tinto plc (“Rio Tinto”). The UEX portfolio consists of a mix of uranium deposits, primarily focused on the Athabasca Basin uranium district in Saskatchewan, Canada. This includes interests in the Shea Creek, Christie Lake, Horseshoe Raven, Millennium and Wheeler River projects. In addition to advancing its uranium development projects through its ownership interest in JCU (Canada) Exploration Company, Limited, UEX was advancing several other uranium deposits in the Athabasca Basin which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, and the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project. The Roughrider Project is an exploration stage asset, having been advanced by Rio Tinto over a decade of work. The acquisition brought in an exploration stage, high-grade, conventional asset into UEC’s portfolio that, along with the UEX acquisition, begins to develop a critical mass of 100% owned resources in the Athabasca Basin to accelerate extraction and/or production plans. The two transactions provide a portfolio of medium to long term, high-grade, conventional projects that complement our nearer term, U.S. ISR assets.

In August 2023, we acquired a portfolio of exploration-stage projects in the Athabasca Basin, Saskatchewan, Canada, for CAD$1.5 million from Rio Tinto Exploration Canada Inc., a subsidiary of Rio Tinto, whereby we acquired a 60% equity stake in the Henday Lake joint venture, 100% of the Milliken project and a 50% equity stake in the Carswell joint venture project.  With this transaction, we added an additional 44,444 acres of prospective ground in the Athabasca Basin to our existing portfolio.

As at July 31, 2023, we hold certain mineral rights in various stages in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies. We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.

Our operating and strategic framework is based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction, and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

Physical Uranium Program

The Company is investing in building the next generation of low-cost and environmentally friendly uranium projects that will be competitive on a global basis. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we established a physical uranium portfolio (the “Physical Uranium Program”) and, as of July 31, 2023, we had entered into agreements to purchase 1,695,000 pounds of U.S. warehoused uranium from Fiscal 2024 to Fiscal 2026 at the ConverDyn conversion facility located in Metropolis, Illinois, at a volume weighted average price of approximately $42.78 per pound.

During Fiscal 2023, we generated revenue of $164.0 million from sales of 3,150,000 pounds of uranium, which included $17.85 million from sales of 300,000 pounds of U.S. origin uranium concentrates to the U.S. Department of Energy.

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

During Fiscal 2023, we made significant advancements in various aspects of our operations, including:

●

we completed and filed TRS reports in accordance with S-K 1300 disclosing mineral resources for each of our Texas ISR Hub and Spoke, updated Wyoming ISR Hub and Spoke, Shea Creek, Horseshoe-Raven, Workman Creek and Roughrider Projects on August 11, 2022, September 14, 2022, January 13, 2023, January 24, 2023, March 16, 2023 and May 2, 2023, respectively;

●	we completed the acquisition of UEX on August 19, 2022, making us one of the largest diversified North American focused uranium companies;

●

we completed the acquisition of the Roughrider Project on October 14, 2022. The acquisition of the Roughrider Project represented an opportunity to scale-up in the high-grade Eastern Athabasca Basin of Saskatchewan, Canada;

●	we generated revenue of $164.0 million from sales of 3,150,000 pounds of uranium, which included $17.85 million from sales of 300,000 pounds of U.S. origin uranium concentrates to the U.S. Department of Energy;

●	we published our inaugural sustainability report;

●	we expanded licensed capacity to four million pounds of U3O8 annually at our Hobson Processing Facility, distinguishing the plant as having the largest licensed capacity in Texas and the second largest in the United States; and

●	we commenced a drilling campaign at our 82.77% owned Christie Lake Project and drilled 19,778.9 meters.

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven market to a production driven market. The spot market bottomed in November 2016 at about $17.75 per pound U3O8 and stood at $56.25 per pound on July 31, 2023 (UxC U3O8 Daily Spot Price). Production dropped to a multi-year low in 2020 at about 122 million pounds but began to recover in 2021 and totalled about 129 million pounds in 2022, still well below reactor requirements. Global supply and demand projections show a structural deficit between production and utility requirements averaging over 44 million pounds a year over the next 10 years and increasing thereafter (UxC 2023 Q2 Uranium Market Outlook). The current gap is being filled with secondary market sources, including finite inventory that is projected to decline in coming years. As secondary supplies diminish, and as existing mines deplete their resources, new production will be needed to meet utility demand. This will require higher prices to stimulate new mining investment but market prices are still below the incentive prices for many producers.

Uranium supply has become more complicated due to Russia’s invasion of Ukraine as Russia is a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, pending legislation and buyer avoidance of Russian fuel is causing a fundamental change to the nuclear fuel markets. We believe this is resulting in a bifurcation of the uranium market, increasing an already notable supply gap for western utilities. More recently, the coup in Niger has raised questions about uranium supply from that country that provided about 25% of European supply this past year.  Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. While these situations are still unfolding, new trends appear to be pointing towards U.S. and European utilities beginning to shift more focus to security of supply with production from areas of low geopolitical risk.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 69 new reactors connected to the grid since 2013 and another 59 reactors under construction as of August 2023 (PRIS and WNA August 2023 data).  In October 2022, World Nuclear News reported that: “The International Energy Agency projects more than a doubling of nuclear generation by 2050 with at least 30 countries increasing their use of nuclear power, in the Net Zero Emissions by 2050 scenario of its latest World Energy Outlook”. Additional upside market pressure is also emerging as utilities return to a longer-term contracting cycle to replace expiring contracts; something the market has not experienced for several years.  Increasing demand has also occurred with financial entities and various producers, including our Company, purchasing significant quantities of drummed uranium inventory, further removing excess near term supplies.

Titanium (TiO2) Industry Updates

During Fiscal 2023, the market fundamentals for titanium dioxide remained positive although some softening is expected during the latter part of 2023. There is no economical substitute or environmentally safe alternative to titanium dioxide. Titanium dioxide is used in many “quality of life” products for which demand historically has been linked to global gross domestic product (“GDP”), ongoing urbanization trends and discretionary spending.  90% of all the mined titanium feedstocks are used to manufacture pure titanium dioxide – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics. The remaining 10% of supply is used in the production of titanium metal and steel fabrication.

Demand for titanium feedstocks, such as ilmenite, is closely tied to titanium dioxide pigment demand. The global titanium pigment demand fundamentals are underpinned by urbanization and rising living standards and as such the long-term demand fundamentals remain robust. Demand for titanium pigment is expected to soften during the latter half of 2023 mainly due to slower growth in China. During 2023, China has seen increasing competition for pigment sales in both the domestic and export markets which has led to reduced pigment production from some operations and in turn has impacted the demand for ilmenite during the first part of the year.

Longer-term, China, the world’s largest feedstock market, is becoming increasingly more reliant on higher quality imported feedstocks. Chinese domestic ilmenite is mainly unsuitable for processing under the stricter environmental regulations and, as such, the long-term global shift towards chloride pigment production will continue to drive overall high-quality feedstock demand and prices.

In our view, what appear to be longer-term supply and demand fundamentals and, more specifically, the long-term global shift towards higher grade feedstocks, have the potential to keep upward pressure on high-quality feedstock prices and hence the potential product from the Alto Parana Project.

In-Situ Recovery (ISR) Mining

We utilize in-situ recovery or ISR uranium mining for our South Texas projects as well as our Reno Creek Project in Wyoming, and will continue to utilize ISR mining whenever such an alternative is available to conventional mining. When compared to conventional mining, ISR mining requires lower capital expenditures, has a reduced impact on the environment and results in a shorter lead time to uranium recovery.

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

With a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and licensed to process up to four million pounds of U3O8 annually, our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our “hub-and-spoke” strategy in the State of Texas, specifically in the South Texas Uranium Belt, where we utilize ISR mining.

Palangana Mine

We hold various mining lease and surface use agreements generally having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at our Palangana Mine, a 6,969-acre property located in Duval County, Texas, approximately 100 miles south of the Hobson Processing Facility. These agreements are subject to certain royalty and overriding royalty interests indexed to the sales price of uranium.

On December 18, 2009, we acquired the Palangana Mine as part of our acquisition of STMV. In November 2010, the Palangana Mine commenced uranium extraction utilizing ISR mining and in January 2011 the Hobson Processing Facility began processing resins received from the Palangana Mine.

Material Relationships Including Long-Term Delivery Contracts

As at July 31, 2023, we had no uranium supply or “off-take” agreements in place.

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

Under the mining laws of Saskatchewan, Canada, title to mineral rights for our projects in Saskatchewan is held through The Crown Minerals Act of the Province of Saskatchewan.  In addition, The Mineral Resources Act, 1985 and The Mineral Tenure Registry Regulations affect the rights and administration of mineral tenure in Saskatchewan. Our lands of Saskatchewan projects are currently claimed as “Crown dispositions” or “mineral dispositions”. Subject to section 19 of The Crown Minerals Act, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands. Claims are renewed annually and the claim holder is required to satisfy work expenditure requirements. Expenditure requirements are $Nil for the first year, $15 per hectare for the second year to the tenth year of assessment work periods and $25 per hectare for the eleventh year and subsequent assessment work periods. For registering exploration expenditures, mineral dispositions may be grouped at the time of submission if the total mineral disposition area is not greater than 18,000 hectares. The holder may also submit a cash payment or cash deposit in lieu of a work assessment submission for not more than three consecutive work periods. A claim may be converted to a mineral lease upon application and payment of a registration fee.

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

Environmental Management

Environmental Governance

UEC approved an Environmental, Health and Safety Policy in Fiscal 2022 which sets out objectives and provides overarching guidelines for the management of the environment. This enterprise-wide policy can be found at https://www.uraniumenergy.com/about/corporate-governance/. Topics covered in this policy include the management of hazardous waste, water, biodiversity and land use, air quality and pollutants, green-house gas (“GHG”) emissions and energy management. Adherence to and performance against this policy will be reviewed by our Board of Directors’ (the “Board of Directors” or “Board”) Sustainability Committee annually.

U.S. Environmental Regulations

We believe that we comply with all federal, state and local applicable laws and regulations which govern environmental quality and pollution control.  Our operations are subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (“RCT”), the Texas Commission on Environmental Quality (“TCEQ”), the Wyoming Department of Environmental Quality (“WDEQ”) Land, Water and Air Quality Divisions, the United States BLM(Wyoming) and the United States Environmental Protection Agency (“EPA”).

Texas

In Texas, where the Company’s hub-and-spoke operations are anchored by the fully-licensed Hobson Processing Facility, surface extraction and exploration for uranium is regulated by the RCT, while ISR uranium extraction is regulated by the TCEQ. An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area. This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled. All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance. As at July 31, 2023, we held one exploration permit in each of Bee, Duval and Goliad Counties in Texas.

As an example of the regulation that guides our industry, before ISR uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit (“MAP”) application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones. The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements. Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2023, we held MAPs for our Palangana Mine and our Goliad and Burke Hollow Projects.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility. The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations. A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment. Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained. Surety funding is in the form of cash or bonds, and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2023, we held RMLs for our Palangana Mine, Burke Hollow and Goliad Projects and Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the MAP boundary. These are typically 30 to 100-acre units that have been delineated and contain extractible quantities of uranium. The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values. The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction. As at July 31, 2023, we held four PAA permits for our Palangana Mine and one for our Goliad Project. An application for PAA-1 at Burke Hollow was submitted in February 2023.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection. It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. This permit authorizes injection into a specific injection zone within a designated injection interval. The permit requires continuous monitoring of numerous parameters including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure.  Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound.  Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2023, we held two Class I disposal well permits for each of our Hobson Processing Facility, Palangana Satellite Facility and Burke Hollow and Goliad Projects.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA. The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an aquifer exemption upon the state’s request (an “Aquifer Exemption”). Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an Aquifer Exemption to the EPA. The Aquifer Exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance. As at July 31, 2023, we held an Aquifer Exemption for each of our Palangana Mine and our Goliad and Burke Hollow Projects.

Wyoming

In Wyoming ISR mining activities are regulated by the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD”), under Wyoming Administrative Code §35-11-401 through §35-11-437. Before ISR uranium mining is allowed to proceed in Wyoming, certain permits and licenses must be granted by WDEQ, which are subject to financial assurance plans to ensure anticipated future costs for decontamination, decommissioning, reclamation, groundwater restoration, disposal, or any other reclamation requirements are adequately funded. Bonding regulations for ISR facilities are discussed in §35-11-417 of the Wyoming Administrative Code and further in WDEQ/LQD regulations contained in Non-Coal Chapters 1 through 13.

There are two major permits/licenses required for ISR uranium mining in Wyoming.  The first is the Permit to Mine, issued by the WDEQ/LQD.  The second is the RML, previously issued by the U.S. Nuclear Regulatory Commission (“NRC”), now issued by the WDEQ/LQD Uranium Recovery Program (“URP”). In 2018 the State of Wyoming became an NRC agreement state for the licensing of uranium recovery operations.  RMLs are now issued and regulated by the WDEQ/LQD/URP.  Annual financial surety updates are required on the Mine Permit anniversary date and are reviewed by both the WDEQ/LQD and WDEQ/LQD/URP as part of the approval process.  As at July 31, 2023, UEC held Permits to Mine and RMLs for each of its Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects.

In Wyoming, a Class I disposal well permit is required for deep underground wastewater injection (same process as in Texas). It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase. Permits for Class I Injection wells are authorized by the WDEQ Water Quality Division who has primacy for this program under EPA.  In Wyoming, as at July 31, 2023, UEC holds Class I Injection well permits for four disposal wells at the Christensen Ranch Project, two disposal wells at the Irigaray Project, four disposal wells at the Moore Ranch Project and four disposal wells at its Reno Creek Project.

Exploration drilling outside of areas within a Permit to Mine is regulated by the WDEQ LQD. To conduct exploration drilling, an application must be filed with LQD that provides location details of the areas to be explored, the number of drill holes anticipated, the methods of drill hole abandonment to be used; location of access roads to be used or constructed, and an estimate of the cost to reclaim all drill holes and surfaces impacted by the drilling program.  If approved, LQD will approve the reclamation cost estimate and the company will post a bond or other financial assurance instrument acceptable to LQD.  After the financial assurance instrument is approved by LQD, they will issue a Drilling Notification permit to the company to conduct the exploration drilling.  After reclamation is completed, LQD will inspect the drill hole sites and either approve the reclamation and release the bond, or make recommendations for further corrective action.  As at July 31, 2023, UEC holds three Drilling Notification Permits, two for various exploration projects in the Powder River Basin and one for exploration in the Great Divide Basin of Wyoming.

Under the WDEQ the Bonding Provisions (§35-11-417) and regulations for Financial Assurance Requirements for Closure, Post Closure, and Corrective Action outlines financial assurance for in-situ uranium sites to include costs relating to: decommissioning, decontamination, demolition and waste disposal for buildings, structures, foundations, equipment and utilities; well plugging and abandonment; surface reclamation of operating areas, roads, wellfields and surface impoundments; groundwater restoration in mining areas; and radiological surveying for final release of the lands. Funding for the financial assurance is in the form of cash, reclamation bonds, letters of credit, and other mechanisms approved by the WDEQ.  The financial assurance calculations include an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2023, UEC held reclamation bonds for all of the Permits to Mine and RMLs Licenses plus three Drilling Notifications (exploration by drilling permits).

As in Texas, the State of Wyoming is allowed to issue UIC permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an aquifer exemption upon the state’s request (an Aquifer Exemption). Wyoming issues UIC Class I permits (disposal wells) and UIC Class III permits for ISR wells.  Wyoming requests the official aquifer exemption from the EPA for these permits. As at July 31, 2023, UEC held Aquifer Exemptions for each of its Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects, as well as the Christensen Ranch Class I disposal wells.

Canada Environmental Regulations

Uranium mining and milling projects in Canada are among the most heavily regulated types of projects in the country with full regulatory oversight from both the federal and provincial levels of government. That full regulatory oversight includes a strong, independent federal nuclear regulator, the Canadian Nuclear Safety Commission (“CNSC”), which is charged with regulating all aspects of nuclear activities in Canada. Modern uranium mines, despite their strong safety and environmental protection record, operate in this heavily regulated environment effectively using integrated management systems maintain compliance and extensive reporting to demonstrate ongoing compliance. Monitoring includes community groups (e.g., North Environmental Quality Committee), First Nations, periodic state of the environment reporting and occasional independent third-party monitoring funded by the CNSC.

For mining in Saskatchewan, a surface lease is required prior to work commencing on site. The surface lease will generally cover all areas that are predicted to be disturbed and accrues annual fees per hectare. Surface leases are coordinated through the Ministry of Government Relations, Northern Engagement Branch, and the Ministry of Environment (“MOE”), Lands Branch, and includes input from other government agencies where appropriate. While negotiations can start early, and in parallel with a provincial Environmental Impact Assessment (“EIA”) process, a precondition of the issuance of a surface lease is the successful outcome of the EIA process. In Saskatchewan, the EIA and licensing process are sequential, as the EIA process must be completed prior to the issuance of specific leases, licenses and permits.

To require an EIA, a project must be deemed a Development per section 2(d) of the Saskatchewan Environmental Assessment Act (“EAA”) and a formal Ministerial Determination to that effect. The work required for an EIA includes any delegated Duty to Consult engagement and consultation along with environmental baseline work.

Once an EIA is submitted and the provincial internal reviews are finished, the EASB compiles the comments and produces the technical review comments (“TRC”) document. If there are deficiencies in the EIA, the proponent will be required to address them before the TRC document and the final EIS are placed into public review. Public review is generally 30 or 60 days. When the public comments period is complete, EASB will produce an EIA decision document for the Minister of Environment. While there are three outcomes possible, the likely outcome for a project that gets to this stage is approval of the EIA with conditions. With approval of the EIA, licensing and permitting can be completed.

While the EIA is in progress, the proponent can develop the surface lease application, and other provincial licensing packages for review by the government, although approval of these cannot occur until the EIA process is completed and a positive outcome obtained. Provincially, the licensing is through the MOE Environmental Protection Branch, which largely provides a one window approach for mining project licensing on behalf of other branches and ministries. There will be other ministries and permitting required related to health and safety, labour, employment, and royalties. Overall, a number of permissions, of one form or another, are required to complete the project, but when compared to the EIA process, they are rarely material to the schedule or budget if organized properly. Most ministries will indicate their interest and the need for any permits at the Technical Proposal and EIA review stages and those comments will come forward in the TRC.

The federal Impact Assessment Act, 2019 (“IAA”) and the need to produce an Impact Assessment (“IA”) can be triggered in two ways. The first is by triggering one of the activity thresholds in the Physical Activities Regulations, 2019, and the second is that the project can be designated by the federal Minister of Environment and Climate Change (the “Minister”) in response to a request to designate the project and a supporting recommendation from the Canadian Impact Assessment Agency (“CIAA”). Currently, the proposed project does not trigger any thresholds in the Physical Activities Regulations.

The CNSC and Saskatchewan MOE have historically worked closely together and the CNSC will have the ability to review the provincial EIA. The regulators have demonstrated recently that they can cooperate in their review of projects despite the expiration of their cooperation agreement. The CNSC can review and provide comments on any submission to EASB. In addition, the CNSC will act as a technical advisor and is a participant in the EIA process; however, the provincial EIA decision is independent of the federal government.

The main federal licensing agency for the Project, the CNSC, will need to be satisfied that the environment, writ large, is protected. The CNSC will conduct an environmental protection review (“EPR”) for the license application in accordance with their mandate under the NSCA to ensure the protection of the environment and the health of persons. The CNSC follows the federal mandates with respect to Indigenous peoples and other initiatives such as Climate Change.

The CNSC and Saskatchewan MOE have historically worked closely together and the CNSC will have the ability to review the provincial EIA. The regulators have demonstrated recently that they can cooperate in their review of projects despite the expiration of their cooperation agreement. The CNSC can review and provide comments on any submission to EASB. In addition, the CNSC will act as a technical advisor and is a participant in the EIA process; however, the provincial EIA decision is independent of the federal government.

Per the NSCA, a project needs to initiate the licensing process in order to have meaningful discussions with the CNSC and early discussions with the CNSC on the licensing process, engagement and consultation expectations, and the scope of the Project’s licensing are meaningful to help advance a project. While the option of sequentially doing the provincial EIA and the CNSC licensing is available to the proponent, the CNSC suggests doing these two distinct processes in parallel to save time. Effectively, while the EIA process is proceeding, the development and submission of the provincial and CNSC licensing packages can proceed in parallel. It is assumed that a successful outcome for the provincial EIA would be an important part of the CNSC’s EPR, which would be presented to the Commission Tribunal as part of the licensing reviews. As for Saskatchewan, a positive environmental decision is required prior to the Commission approving any licensing packages. The CNSC’s licensing and oversight processes are done on a cost recovery basis through the Cost Recovery Fees Regulations.

In support of licensing, proponents are required to develop management systems complete with policies, systems/programs, procedures, and monitoring commensurate with the proposed scope of activities. To protect human health and the environment, the CNSC focusses on their regulated areas of safety and control in their assessment of projects, including areas of higher risk such as quality management, occupational health and safety, environmental protection, radiation protection, tailings management, and safeguards and non-proliferation, to name a few.

There may be a need to engage with Fisheries and Oceans Canada (under the Fisheries Act) regarding treated effluent discharge or pump stations for fresh water. Transport Canada authorization may be required if there are any in-water works with a potential to impact navigation (under the Canadian Navigable Waters Act or under the Canadian Aviation Regulations). Water quality and the monitoring of biological effects will be governed by the Metal and Diamond Mining Effluent Regulations to the Fisheries Act, in addition to any provincial requirements. Other federal legislation of importance to a project will be compliance with the Species at Risk Act (e.g. the need for a woodland caribou management plan) and the Migratory Birds Convention Act. It is not clear whether the proposed federal Policy on Biodiversity will have an impact on the project, but if enacted, it could mean more bio-physical offsets will be required for disturbed ground.

As part of the environmental assessment process, projects are required to develop conceptual decommissioning plans for inclusion in the EIA, which detail the steps to be taken to decommission project facilities and reclaim the land at the end of project life. As part of licensing, the conceptual plan is expanded into a more detailed Preliminary Decommissioning Plan (“PDP”) and a cost estimate for implementation is prepared from that: The Preliminary Decommissioning Cost (“PDC”). The Company will then be required to provide some form of surety or bond to cover the cost of carrying out the PDP. The surety is designed to cover the unlikely situation whereby the proponent is unable to complete the decommissioning and reclamation and the government must step in to complete the work in a ‘decommission tomorrow’ scenario. While salvage of some materials is likely, these cannot be considered in the PDC. The plan and costs are periodically reviewed and updated and can be scaled to reflect the current state of a project. As operations progress, progressive decommissioning is encouraged as it lowers close-out liabilities, which, in turn, can reduce the amount of a surety bond, and often reduces the cost of disturbed-land lease fees.

For a uranium mining and milling project, once operations have stopped, the first step is to conduct systematic surveys to determine the extent of contamination, if any. Contamination may be chemical or radiological. Areas that can be decontaminated will be cleaned and re-surveyed to ensure that the clean-up criteria are met. Material that cannot be decontaminated to release standards would be disposed of on site or at an approved off-site disposal facility. The remainder of the site will be decommissioned as the facilities are no longer required with the material salvaged for reuse, recycling, or disposal.

In Saskatchewan, reclaimed land can be returned to the Crown under The Reclaimed Industrial Sites Act and The Reclaimed Industrial Sites Regulations, which establish an Institutional Control Program. This program is implemented once a decommissioned site has been deemed to be reclaimed in a stable, self-sustaining and non-polluting manner. The property can then be transferred back to the province for monitoring and maintenance. For this to happen, the proponent pays a calculated sum into the Institutional Control Monitoring and Maintenance Fund, and the Institutional Control Unforeseen Events Fund for long term monitoring of the property and maintenance, if required. In the unlikely event that the site does not behave as predicted, the government can seek redress from the proponent if the costs exceed the funds available.

Indigenous Engagement in Saskatchewan

For both the federal and provincial EIA and permitting/licensing processes, engagement and consultation are required with Indigenous groups. Engagement in Saskatchewan consists of the Crown’s Duty to Consult, a legal requirement, and interest-based engagement, which is essential to a Project’s social license. Both levels of government (‘the Crown’) have a Duty to Consult First Nations and Métis groups on any decision within their purview with the potential to affect Aboriginal or Treaty Rights. As the project progresses through the regulatory process, several provincial and federal decisions will be made that must be informed by engagement and consultation. Implementation of the Duty to Consult is guided by a combination of provincial and federal regulatory requirements and guidance documents (e.g. Section 35, The Constitution Act, 1982).

Although the Duty to Consult lies with the federal and provincial governments, the procedural aspects of the Duty to Consult are frequently delegated to the proponent to undertake. This often results in the proponent entering into engagement agreements with some First Nations and Metis governments to do studies to identify any potential impacts to rights. Companies are expected to meet with each potentially affected community to discuss engagement plans and an appropriate budget for the communities to complete the necessary meetings and studies, although the level of effort is generally commensurate with proximity to the site. The engagement plan should include opportunities to inform communities of the nature of the proposed activities, the potential impacts of a project, and proposed mitigation strategies. The purpose is to receive feedback or information on current traditional land uses and potential impacts to Treaty and Aboriginal rights. Companies are expected to work with the communities to determine the impacts of the projects and mitigation strategies.

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

In 2022, we have created an emissions inventory of all sources (mobile and stationary) for each Texas project, including tracking fuel consumption by individual source at each project. In Fiscal 2023, we expanded our emissions measurement approach to cover all sites, including Wyoming, Saskatchewan and Paraguay. Scope 1 emissions covers direct emissions from owned or controlled sources. Scope 2 emissions covers indirect emissions from the generation of purchased electricity, steam, heating and cooling consumed by the Company.

Through developing this inventory, we have been able to identify, assess and conduct a cost benefit analysis for emission reduction opportunities at UEC’s Texas projects. Such opportunities include exploring ways to upgrade our Hobson plant into a zero-emissions processing plant.

Aligned to responsibly managing our emissions in the short-term, we will look to purchase carbon offset credits for our Scope 1 and 2 emissions for our corporate sites.

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

Employees

Amir Adnani is our President and Chief Executive Officer and, effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President. Other services are provided by outsourcing and consulting and special purpose contracts. As of July 31, 2023, we had 83 persons employed on a full-time basis and 9 individuals providing services on a contractual basis.

Human Capital

As of July 31, 2023, our employee population consisted of 83 individuals working for us and our consolidated subsidiaries, 43 of whom were located in the United States, 25 in Canada and 15 in Paraguay. Our Company is committed to attracting and retaining talented and experienced individuals to manage and support our operations.  We engage in a variety of learning and development opportunities with our employees, including ongoing training, continuing education courses, workshops and seminars and membership in professional organizations relating to employees’ projects areas of expertise. We strive to fill employment openings through internal promotions or transfers of qualified employees, as appropriate.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $289.7 million as at July 31, 2023. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $164.4 million during Fiscal 2023, we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As at July 31, 2023, we had a working capital (current assets less current liabilities) of $43,011 including cash and cash equivalents of $ 45,614 million and uranium inventory holdings of $6,207. Subsequent to July 31, 2023, we received additional cash proceeds of $36.2 million under our at-the-market offering. We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Annual Report. Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

During Fiscal 2023, we continued to operate our ISR Mines at a reduced pace. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to generate revenue from our Palangana and recently acquired Christensen Ranch Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines and our recently acquired Roughrider Project, and have recorded a liability of $18.7 million on our balance sheet at July 31, 2023, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. In connection with the U1A acquisition (the “U1A Acquisition”), we assumed $13.7 million of restricted cash as surety bond collateral for total estimated reclamation costs of $18.6 million for the Christensen Ranch Mine and Irigaray Processing Facility. During Fiscal 2022, $8.6 million of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility was released. We may be required at any time to fund the remaining $17.4 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

While the very heart of our business – uranium extraction, which is the fuel for carbon-free, emission-free baseload nuclear power – and our recycling programs, help address global climate change and reduce air pollution, the world’s focus on addressing climate change will require the Company to continue to conduct all of its operations in a manner that minimizes the use of resources, including enhancing energy efficiency and reducing our reliance on fossil fuels, in order to continue to minimize air emissions at our facilities, which can also increase mine and facility, construction, development and operating costs. Regulatory and environmental standards may also change over time to address global climate change, which could further increase these costs.

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

In March 2020 the COVID-19 pandemic resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. In 2020 significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan and Namibia. In 2023, although most production impacted by COVID-19 has returned to an operating status, some production has continued to be affected. It is unknown at this time exactly how long all the impacts will last or how much uranium production will ultimately be removed from the market as a result of the COVID-19 pandemic. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment facility shutdowns.

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

We hold certain mineral rights located in the Republic of Paraguay through Piedra Rica Mining S.A., Transandes Paraguay S.A., Trier S.A. and Metalicos Y No Metalicos Paraguay S.R.L., which are incorporated in Paraguay. Operations in foreign jurisdictions outside of the United States and Canada, especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

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

We are authorized to issue 750,000,000 shares of common stock of which 378,452,864 shares were issued and outstanding as of July 31, 2023. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Description of Properties

Figure 2.1 – Portfolio Overview of Significant Properties

Overview

The Company is engaged in conventional and in situ recovery (ISR) uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States, the Republic of Paraguay, and Canada.

Summary Disclosure

Table 2.1 - Location, Ownership Interest, Operator, Stage, Mining Method, and Mineralization Style Summary

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
United States	Wyoming	Allemand-Ross	43.3101	-105.7787	100%	UEC	Exploration Stage	ISR	Roll-Front
		Antelope	42.2263	-107.9095	100%	UEC	Exploration Stage	ISR	Roll-Front
		Barge	43.2729	-105.5905	100%	UEC	Exploration Stage	ISR	Roll-Front
		Black Hills	44.7764	-104.8831	100%	UEC	Exploration Stage	ISR	Roll-Front
		Brown Ranch	43.7377	-105.9684	100%	UEC	Exploration Stage	ISR	Roll-Front
		Bull Springs	42.1584	-107.6305	100%	UEC	Exploration Stage	ISR	Roll-Front
		Central Shirley Basin	42.3378	-106.4100	100%	UEC	Exploration Stage	ISR	Roll-Front
		Charlie	43.8274	-106.0594	100%	UEC	Exploration Stage	ISR	Roll-Front
		Christensen Ranch	43.7982	-106.0235	100%	UEC	Exploration Stage	ISR	Roll-Front
		Clarkson Hills	42.6593	-106.7006	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crooks Creek	42.2867	-107.7660	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crook's Mountain	42.3840	-107.9060	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crossroads	43.0040	-105.6364	100%	UEC	Exploration Stage	ISR	Roll-Front
		Cyclone Rim	42.2943	-108.3332	100%	UEC	Exploration Stage	ISR	Roll-Front
		East Shirley Basin	42.3192	-106.1616	100%	UEC	Exploration Stage	ISR	Roll-Front
		Gas Hills	42.7094	-107.6521	100%	UEC	Exploration Stage	ISR	Roll-Front
		Horse Creek	42.5957	-106.9867	100%	UEC	Exploration Stage	ISR	Roll-Front
		Irigaray	43.8683	-106.1186	100%	UEC	Exploration Stage	ISR	Roll-Front
		Jab/West Jab	42.2209/42.2611	-108.0439/-108.1225	100%	UEC	Exploration Stage	ISR	Roll-Front
		Ludeman	42.9119	-105.6277	100%	UEC	Exploration Stage	ISR	Roll-Front
		Moore Ranch	43.5652	-105.8480	100%	UEC	Exploration Stage	ISR	Roll-Front
		Mule Creek	42.2118	-105.8143	100%	UEC	Exploration Stage	ISR	Roll-Front
		Niles Ranch	43.8024	-105.7961	100%	UEC	Exploration Stage	ISR	Roll-Front
		Nine Mile Lake	42.9807	-106.3278	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pine Ridge	43.4591	-106.0725	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pine Tree U1	43.6173	-105.7860	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pumpkin Creek	43.8163	-105.8955	100%	UEC	Exploration Stage	ISR	Roll-Front
		Red Rim	41.6502	-107.5755	100%	UEC	Exploration Stage	ISR	Roll-Front
		Reno Creek	43.6796	-105.7226	100%	UEC	Exploration Stage	ISR	Roll-Front
		Ross Flats	43.5224	-105.8861	100%	UEC	Exploration Stage	ISR	Roll-Front
		Sand Creek	42.7007	-105.2645	100%	UEC	Exploration Stage	ISR	Roll-Front
		South Pine Ridge	43.1204	-105.9251	100%	UEC	Exploration Stage	ISR	Roll-Front
		South Reno Creek	43.6440	-105.6199	100%	UEC	Exploration Stage	ISR	Roll-Front

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
		South Sweetwater	41.9694	-107.9820	100%	UEC	Exploration Stage	ISR	Roll-Front
		Stewart Creek	43.3124	-105.7342	100%	UEC	Exploration Stage	ISR	Roll-Front
		Taylor Ranch	43.5578	-106.0098	100%	UEC	Exploration Stage	ISR	Roll-Front
		Twin Buttes	42.2316	-107.7205	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Beaver Rim	42.5967	-108.1568	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Crook's Creek	42.2984	-107.8603	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Sweetwater	42.1318	-108.0931	100%	UEC	Exploration Stage	ISR	Roll-Front
	Texas	Burke Hollow	27.6756	-97.5176	100%	UEC	Exploration Stage	ISR	Roll-Front
		Goliad	28.8686	-97.3433	100%	UEC	Exploration Stage	ISR	Roll-Front
		La Palangana	28.2638	-98.3959	100%	UEC	Exploration Stage	ISR	Roll-Front
		Salvo	28.2632	-97.7889	100%	UEC	Exploration Stage	ISR	Roll-Front
		Longhorn	28.1700	-98.1200	100%	UEC	Exploration Stage	ISR	Roll-Front
	Arizona	Anderson	34.1829	-113.1632	100%	UEC	Exploration Stage	Conventional	Tabular
		Los Cuatros	33.548	-112.322	100%	UEC	Exploration Stage	Conventional	Tabular
		Workman Creek	33.50	-110.57	100%	UEC	Exploration Stage	Conventional	Tabular
	New Mexico	C de Baca	34.18	-107.15	100%	UEC	Exploration Stage	Conventional	Tabular
		Dalton Pass	35.40	-108.14	100%	UEC	Exploration Stage	Conventional	Tabular
Canada	Saskatchewan	Alexandra	58.023	-109.789	21.05%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Axis Lake	59.304	-106.136	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Beatty River	57.897	-109.542	32.76%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Black Lake	59.1167	-105.905	51.43%	UEC	Exploration Stage	Conventional	Unconformity Related
		Brander Lake	58.2895	-109.888	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Candle Lake	57.9969	-104.93	12.50%	Denison Mines Corp.	Exploration Stage	Conventional	Unconformity Related
		Christie Lake	57.8128	-104.86	82.77%	UEC	Exploration Stage	Conventional	Unconformity Related
		Close Lake	57.9729	-105.082	5.16%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Cree Extension	57.5881	-105.551	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related
		Diabase Peninsula	57.4294	-106.913	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Erica	58.1465	-109.731	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Hidden Bay	58.157	-103.88	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Horseshoe-Raven	58.1331	-103.76	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Key West	57.2731	-106.217	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Laurie	57.6579	-108.721	32.99%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Millennium	57.5138	-105.639	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related
		Mirror River	57.6078	-108.423	32.34%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Moon Lake	57.4669	-105.634	10.07%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Moore Tomblin	57.4512	-105.135	6.80%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Nikita	58.0107	-109.574	12.72%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
		Riou Lake	59.0491	-106.156	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Roughrider	58.3374	-104.021	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Shea Creek	58.1804	-109.49	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Uchrich	57.7196	-108.483	30.48%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Waterfound River	58.4588	-104.548	12.90%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		West Bear	57.8744	-103.975	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Wheeler River	57.5000	-105.421	5.00%	Denison Mines Corp.	Development	Conventional	Unconformity Related
		Wolly	58.3927	-103.799	6.38%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
	Nunavut	Kiggavik	64.3752	-97.7685	16.91%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
Paraguay		Yuty	25.2702	56.3125	100.00%	UEC	Exploration Stage	ISR	Roll-Front
		Oviedo	25.2702	56.2828	100.00%	UEC	Exploration Stage	ISR	Roll-Front
Titanium Projects
Paraguay		Alto Parana	24.8147	54.9083	100.00%	UEC	Exploration Stage	Conventional	Surficial

Table 2.2 – Titles, Mineral Rights, Leases, and Acreage Summaries

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
Uranium Projects
United States	Wyoming	Allemand-Ross	13,331.72	5,395.16	3	958	Annual	7	3,333.72	July 2025 through Feb. 2029 (variable)	452	9,040	Annual
		Antelope	13,220	5,349.94	1	640	Annual				629	12,580	Annual
		Barge	7,480	3,027.05	1	640	Annual				342	6,840	Annual
		Black Hills	1,280	518.00	1	640	Annual				32	640	Annual
		Brown Ranch	3,640	1,473.06	1	640	Annual				150	3,000	Annual
		Bull Springs	5,702.8	2,307.84	2	1,922.8	Annual				189	3,780	Annual
		Central Shirley Basin	2,380	963.15	2	760	Annual				81	1,620	Annual
		Charlie	820	331.84	1	720	Annual				5	100	Annual
		Christensen Ranch	11,140	4,508.20	1	1,280	Annual	1	720	Annual	358	9,140	Annual
		Clarkson Hills	400	161.87							20	400	Annual
		Crooks Creek	6,979.25	2,824.40	6	2,599.25	Annual				219	4,380	Annual
		Crook's Mountain	2,480	1,003.62	2	1,280	Annual				60	1,200	Annual
		Crossroads	5,680	2,298.61	2	1,280	Annual				220	4,400	Annual
		Cyclone Rim	4,280	1,732.06	0	0					214	4,280	Annual
		East Shirley Basin	4,599.90	1,861.51	4	2,099.9	Annual				125	2,500	Annual
		Gas Hills	6,114.76	2,474.56	5	3,394.76	Annual				136	2,720	Annual

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
		Horse Creek	540	218.53							27	540	Annual
		Irigaray	2,320	938.87	2	480	Annual				92	1,840	Annual
		Jab/West Jab	5,300	2,144.83	3	960	Annual				217	4,340	Annual
		Ludeman	18,101.89	7,325.57	4	1,440	Annual	2	1,741.89	Sept. 2026 and Jan. 2029	746	14,920	Annual
		Moore Ranch	4,180	1,691.59	3	1,280	Annual	4	1,180	Aug. 2025 through Mar. 2027 (variable)	86	1,720	Annual
		Mule Creek	260	105.22							13	260	Annual
		Niles Ranch	3,560	1,440.68	6	2,560	Annual				50	1,000	Annual
		Nine Mile Lake	2,620	1,060.28	3	1,280	Annual				67	1,340	Annual
		Pine Ridge	3,780	1,529.71	2	720	Annual				153	3,060	Annual
		Pine Tree U1	1,540	623.22	1	80	Annual				73	1,460	Annual
		Pumpkin Creek	1,000	404.69							50	1,000	Annual
		Red Rim	680	275.19							34	680	Annual
		Reno Creek	18,763	7,593.12	4	3,200	Annual	36	4,583	Variable	549	10,980	Annual
		Ross Flats	5,480	2,217.68	3	1,040	Annual	3	1,680	Mar. 2027	138	2,760	Annual
		Sand Creek	3,000	1,214.06	3	1,920	Annual				54	1,080	Annual
		South Pine Ridge	4,020	1,626.84	5	2,360	Annual				83	1,660	Annual
		South Reno Creek	2,580	1,044.09	1	80	Annual				125	2,500	Annual
		South Sweetwater	1,120	453.25	1	640	Annual				24	480	Annual
		Stewart Creek	2,460	995.53	1	640	Annual				91	1,820	Annual
		Taylor Ranch	3,940	1,594.46	7	2,880	Annual				53	1,060	Annual
		Twin Buttes	7,740	3,132.27	3	1,600	Annual				307	6,140	Annual
		West Beaver Rim	1,900	768.90	1	640	Annual				63	1,260	Annual
		West Crook's Creek	1,520	615.12	1	640	Annual				44	880	Annual
		West Sweetwater	1,080	437.06							54	1,080	Annual
	Texas	Burke Hollow	17,511	7,086				1	17,511	2032
		Goliad	636	257				7	636	2024 & 2025
		Palangana	6,969	2,820				12	6,969	2025 thru 2032
		Salvo	800	324				2	800	2026 & 2027
		Longhorn	594	240				40	594	2027 thru 2028
	Arizona	Anderson	8,268	3,346	1	640	2024				386	7,628	2024
		Los Cuatros	640	259	1	640	2024

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
		Workman Creek	4,036	1,374							198	4,036	2024
	New Mexico	C de Baca	600	243							30	600	2024
		Dalton Pass	1,020	413							51	1,020	2024
Canada	Saskatchewan	Alexandra	36,485	14,765										6	14,765	Oct. 4042
		Axis Lake	13,045	5,279										3	5,279	Aug. 2023
		Beatty River	16,526	6,688										7	6,688	Sept. 2027
		Black Lake	78,335	31,701										13	31,701	Nov. 2024
		Brander Lake	34,577	13,993										9	13,993	Apr. 2035
		Candle Lake	6,412	2,595										1	2,595	Oct. 2038
		Christie Lake	19,575	7,922										6	7,922	Mar. 2044
		Christie West	813	329										2	329	Jun. 2023
		Close Lake	95,578	38,679										21	38,679	Oct. 2023
		Cree Extension	30,115	12,187										11	12,187	Aug. 2040
		Diabase Peninsula	77,164	31,227										22	31,227
		Erica	91,409	36,992										20	36,992	Nov. 2036
		Hidden Bay	126,933	51,368										45	51,368	Aug. 2037
		Horseshoe-Raven	11,085	4,486										1	4,486	Feb. 2041
		Key West	31,827	12,880										4	12,880	Apr. 2024
		Laurie	21,691	8,778										4	8,778	May 2027
		Millennium	1,458	590										1	590	Feb. 2039
		Mirror River	42,996	17,400										5	17,400	Apr. 2024
		Moon Lake	9,385	3,798										5	3,798	Oct. 2039
		Moore Tomblin	3,249	1,315										2	1,315	May 2028
		Nikita	37,390	15,131										6	15,131	Jun. 2043
		Riou Lake	27,634	11,183										14	11,183	Nov. 2023
		Roughrider	1,475	597													1	597	Jan. 2028
		Shea Creek	81,451	32,962										18	32,962	Mar. 2035
		Uchrich	5,592	2,263										1	2,263	May 2027
		Waterfound River	28,837	11,670										25	11,670	Jul. 2031
		West Bear	27,439	11,104										26	10,807	Feb 2043	1	297	June 2035
		Wheeler River	28,961	11,720										19	11,720	Oct. 2041
		Wolly	58,564	23,700										17	23,700	Nov. 2038
	Nunavut	Kiggavik	45,638	18,469										37	18,469	Oct. 2038
Paraguay		Yuty	289,687	117,232
		Oviedo	223,754	90,550
Titanium Projects
Paraguay		Alto Parana	174,204	70,498

Table 2.3 – Permit Status and Conditions

Uranium Projects
Texas
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	RRC Exploration Permit	TCEQ Class 1 Well Permits	TCEQ Injection Control Permit	TCEQ Area Permit	TCEQ/EPA Aquifer Exemption	TCEQ Radioactive Materials License	Notes
Burke Hollow	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits, waiting on final production authorization
Goliad	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and first production authorization
La Palangana	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and four production authorizations
Salvo			X	No	0	No	No	No	No
Longhorn			X	No	0	No	No	No	No
Wyoming
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption		Notes
Allemand-Ross			X							Drilling Notification DN339
Antelope			X				Yes			Drilling Notification DN353
Barge			X
Black Hills			X
Brown Ranch			X
Bull Springs			X
Central Shirley Basin			X
Charlie		X								Permitted as an open pit mine not ISR
Christensen Ranch	X			Yes	Yes	Yes		Yes
Clarkson Hill			X
Crooks Creek			X
Crook's Mountain			X
Crossroads			X
Cyclone Rim			X
East Shirley Basin			X
Gas Hills			X
Horse Creek			X
Irigaray Project	X			Yes	Yes	Yes		Yes		Irigaray mine expansion to north and south will require a permit revision. Drilling Notification DN342
Jab/West Jab			X							Drilling Notification DN353
Ludeman	X			Yes		Yes		Yes
Moore Ranch	X			Yes	Yes	Yes		Yes
Mule Creek			X

Niles Ranch			X
Nine Mile Lake			X						Drilling Notification DN339
Pine Ridge			X						Drilling Notification DN342
Pine Tree U1			X						Drilling Notification DN342
Pumpkin Creek			X						Drilling Notification DN342
Red Rim			X
Reno Creek	X			Yes	Yes	Yes		Yes	North Reno Creek and SW Reno Creek Resource areas are permitted.
Ross Flat			X						Drilling Notification DN342
Sand Creek			X
South Pine Ridge			X
South Reno Creek			X
South Sweetwater			X
Stewart Creek			X
Taylor Ranch			X						Drilling Notification DN342
Twin Buttes			X
West Beaver Rim			X
West Crook's Creek			X
West Sweetwater			X
Arizona
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Anderson			X
Los Cuatros			X
Workman Creek			X
New Mexico
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
C de Baca			X
Dalton Pass			X
Canada
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine						Notes
Alexandra			X						Exploration-Stage Project with no resources
Axis Lake			X						Exploration-Stage Project with no resources
Beatty River			X						Exploration-Stage Project with no resources
Black Lake			X						Exploration-Stage Project with no resources
Brander Lake			X						Exploration-Stage Project with no resources
Candle Lake			X						Exploration-Stage Project with no resources
Christie Lake			X						Exploration-Stage Project with resources

Christie West			X	Exploration-Stage Project with no resources
Close Lake			X	Exploration-Stage Project with no resources
Cree Extension			X	Exploration-Stage Project with no resources
Diabase Peninsula			X	Exploration-Stage Project with no resources
Erica			X	Exploration-Stage Project with no resources
Hidden Bay			X	Exploration-Stage Project with no resources
Horseshoe-Raven			X	Exploration-Stage Project with resources
Key West			X	Exploration-Stage Project with no resources
Laurie			X	Exploration-Stage Project with no resources
Millennium			X	Exploration-Stage Project with resources
Mirror River			X	Exploration-Stage Project with no resources
Moon Lake			X	Exploration-Stage Project with no resources
Moore Tomblin			X	Exploration-Stage Project with no resources
Nikita			X	Exploration-Stage Project with no resources
Riou Lake			X	Exploration-Stage Project with no resources
Roughrider			X	Exploration-Stage Project with resources
Shea Creek			X	Exploration-Stage Project with resources
Uchrich			X	Exploration-Stage Project with no resources
Waterfound River			X	Exploration-Stage Project with no resources
West Bear			X	Exploration-Stage Project with no resources
Wheeler River		X		Feasibility Field Test mining completed
Wolly			X	Exploration-Stage Project with no resources
Kiggavik			X	Development-Stage, not permitted to mine
Paraguay
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Notes
Yuty			X	Exploration-Stage Project with resources
Oviedo			X	Exploration-Stage Project with no resources
Titanium Projects
Paraguay
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Notes
Alto Parana			X	Exploration-Stage Project with no resources

Table 2.4 – Processing Plants and other Facilities

State/Province	Plant	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Status	Annual Permitted Production Capacity	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	WDEQ Class 1 Well Permits	TCEQ Radioactive Materials License
Wyoming	Irigaray Central Processing Plant			100%	UEC	Production Suspended	2.5 Mlb/year	X			2	Yes
	Christensen Ranch Satellite Production Plant			100%	UEC	Standby	9,000 gpm	X			4	Yes

State/Province	Plant	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Status	Annual Permitted Production Capacity	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	TCEQ Class 1 Well Permits	TCEQ Radioactive Materials License
Texas	Hobson Central Processing Plant	28.945	-97.989	100%	UEC	Production Suspended	4.0 Mlb/year	X			2	Yes

Our Mineral Properties

Below is a table setting out our summary disclosure of current measured, indicated, and inferred mineral resource estimates. Details regarding the mineral resource estimate disclosed herein can be found in Section 11, Mineral Resource Estimates, of each relevant TRS.

Table 2.5 – Mineral Resources

Uranium Oxide Mineral Resources
Country	State/Province	Project	Measured				Indicated				Inferred
			Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)
United States	Wyoming	Allemand-Ross	246	223	0.08%	417	32	29	0.07%	42	1,275	1,157	0.10%	2,496
		Barge					4,301	3,902	0.05%	4,361
		Charlie					1,255	1,139	0.12%	3,100	411	373	0.12%	988
		Christensen Ranch					6,555	5,947	0.07%	9,596
		Clarkson Hill									957	868	0.06%	1,113
		Irigaray					3,881	3,521	0.08%	5,899	104	94	0.07%	141
		Jab/West Jab	1,621	1,471	0.07%	2,335	253	230	0.08%	392	1,402	1,272	0.06%	1,677
		Ludeman	2,674	2,426	0.09%	5,017	2,660	2,413	0.09%	4,697	866	786	0.07%	1,258
		Moore Ranch	2,675	2,427	0.06%	3,210					46	42	0.05%	44
		Nine Mile Lake									3,405	3,089	0.04%	4,308
		Red Rim					337	306	0.17%	1,142	473	429	0.16%	1,539
		Reno Creek	14,990	13,599	0.04%	12,920	16,980	15,404	0.04%	13,070	1,920	1,742	0.04%	1,490
		Wyoming Total	22,206	20,145	0.05%	23,899	36,254	32,889	0.06%	42,299	10,859	9,851	0.07%	15,054
	Texas	Burke Hollow	70	64	0.08%	115	1,337	1,213	0.09%	2,209	2,494	2,263	0.10%	4,859
		Goliad	1,595	1,447	0.05%	2,668	1,504	1,364	0.10%	3,492	1,548	1,403	0.20%	1,225
		Palangana					232	210	0.13%	643	302	274	0.18%	1,001
		Salvo									1125	1,020	0.09%	2,839
		Texas Total	1,665	1,510	0.08%	2,783	3,073	2,788	0.10%	6,344	5,469	4,961	0.09%	9,924
	Arizona	Anderson					16,175	14,674	0.10%	32,055
		Workman Creek									1,981	1,797	0.11%	4,459
		Arizona Total					16,175	14,674	0.10%	32,055	1,981	1,797	0.11%	4,459
	United States Total		23,871	21,655	0.06%	26,682	55,502	50,351	0.07%	80,698	18,309	16,610	0.08%	29,437

Canada	Saskatchewan	Christie Lake									537	488	1.57%	16,836
		Roughrider					429	389	3.25%	27,842	396	359	4.55%	36,043
		Horseshoe-Raven					11,412	10,353	0.16%	37,426
		Shea Creek					1,113	1,009	1.49%	33,175	679	616	1.02%	13,775
		Millennium					239	217	2.39%	11,423	68	62	3.19%	4,364
	Canada Total						13,192	11,968	0.42%	109,867	1,681	1,525	2.11%	71,019

Paraguay		Yuty					9,074	8,232	0.05%	8,962	2,733	2,479	0.04%	2,203

Total Resources			23,871	21,655	0.06%	26,682	77,768	70,550	0.13%	199,527	22,797	20,681	0.23%	102,658

Notes:

1.	The Mineral Resource estimates in this table meet S-K 1300 definitions.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
3.	The point of reference for mineral resources is in-situ at the Project.
4.	Mineral Resources are estimated using a long-term uranium price of $40 per pound for ISR projects and $65 per pound for conventional projects.
5.	Mineral Resources are 100% attributable to the Company.
6.	Numbers may not add due to rounding.

Table 2.6 – Year over Year Changes in Mineral Resources

UEC has recently completed updated mineral resource and reserve updates on the company’s material properties and presently does not have projects in production. As such, there were no changes to stated resources between fiscal year 2022 and 2023.

Uranium Oxide Resources
			FY 2022			FY 2023			YOY Change
Country	State/Province	Project	Measured Pounds U3O8 ('000's)	Indicated Pounds U3O8 ('000's)	Inferred Pounds U3O8 ('000's)	Measured Pounds U3O8 ('000's)	Indicated Pounds U3O8 ('000's)	Inferred Pounds U3O8 ('000's)	% Change in Measured Pounds	% Change in Indicated Pounds	% Change in Inferred Pounds
United States	Wyoming	Allemand-Ross	417	42	2,496	417	42	2,496	0%	0%	0%
		Barge		4,361			4,361			0%
		Charlie		3,100	988		3,100	988		0%	0%
		Christensen Ranch		9,596			9,596			0%
		Clarkson Hill			1,113			1,113			0%
		Irigaray		5,899	141		5,899	141		0%	0%
		Jab/West Jab	2,335	392	1,677	2,335	392	1,677	0%	0%	0%
		Ludeman	5,017	4,697	1,258	5,017	4,697	1,258	0%	0%	0%
		Moore Ranch	3,210		44	3,210		44	0%		0%
		Nine Mile Lake			4,308			4,308			0%
		Red Rim		1,142	1,539		1,142	1,539		0%	0%
		Reno Creek	12,920	13,070	1,490	12,920	13,070	1,490	0%	0%	0%
		Wyoming Total	23,899	42,299	15,054	23,899	42,299	15,054	0%	0%	0%
	Texas	Burke Hollow	115	2,209	4,859	115	2,209	4,859	0%	0%	0%
		Goliad	2,668	3,492	1,225	2,668	3,492	1,225	0%	0%	0%
		Palangana		643	1,001		643	1,001		0%	0%
		Salvo			2,839			2,839			0%
		Texas Total	2,783	6,344	9,924	2,783	6,344	9,924	0%	0%	0%
	Arizona	Anderson		32,055			32,055			0%
		Workman Creek			4,459			4,459			0%
		Arizona Total		32,055	4,459		32,055	4,459		0%	0%
	United States Total		26,682	80,698	29,437	26,682	80,698	29,437	0%	0%	0%
Canada	Saskatchewan	Christie Lake			16,836			16,836			0%
		Roughrider		27,842	36,043		27,842	36,043		0%	0%
		Horseshoe-Raven		37,426			37,426			0%
		Shea Creek		33,175	13,775		33,175	13,775		0%	0%
		Millennium		11,423	4,364		11,423	4,364		0%	0%
	Canada Total			109,867	71,019		109,867	71,019		0%	0%
Paraguay		Yuty		8,962	2,203		8,962	2,203		0%	0%
Total Resources			26,682	199,527	102,658	26,682	199,527	102,658	0%	0%	0%

Notes:

1.	The Mineral Resource estimates in this table meet S-K 1300 definitions.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
3.	The point of reference for mineral resources is in-situ at the Project.
4.	Mineral Resources are estimated using a long-term uranium price of $40 per pound for ISR projects and $65 per pound for conventional projects.
5.	Mineral Resources are 100% attributable to the Company.
6.	Numbers may not add due to rounding.

Internal Controls Over Uranium Resource Estimation Efforts

For Canadian and U.S. exploration programs, Quality Control and Quality Assurance (“QA/QC”) programs for geologic data collection and resource estimation are defined in each TRS along with protocols and procedures for data collection.  To summarize, the QA/QC programs for exploration data are in place that cover four broad categories: geologic data collection; data verification; radiometric equivalent data; and geochemical data.  The controls in each of these broad categories serve to help the Company and its QPs have confidence in the data and geologic interpretations that are being used in resource estimation.

Geochemical data for Canadian exploration programs is supplied by the Geoanalytical Laboratory at the Saskatchewan Research Council (“SRC”).  The quality management system at SRC, Geoanalytical Laboratories, operates in accordance with ISO/IEC 17025, General Requirements for the Competence of Testing and Calibration Laboratories, and is also compliant to ASB, Requirements and Guidance for Mineral Analysis Testing Laboratories.  The management system and selected methods are accredited by the Standards Council of Canada.  As part of the SRC’s commitment to continually assess the effectiveness of the services, all processes are subject to internal, second party and third-party audits.  In addition to the lab controls on QA/QC, the Company submits duplicate samples and blank samples to the lab at a rate of approximately one in 20 samples each along with standard and a round robin pulp that are inserted at the lab, so that in a 20-sample batch there are 16 geochemistry samples for analysis.  Failures of lab standards, blanks or duplicates are investigated and can result in re-assay of the samples to replace the original data in the database if necessary.  Samples of mineralization at a rate of about 5% of the population are checked externally with a different accredited lab to help assure accuracy.

For U.S. exploration programs the preponderance of data utilized for resource and reserve estimates is generated from radiometric equivalent measurements made utilizing downhole geophysical logging techniques such as gamma-ray and prompt fission neutron (“PFN”) techniques.  This technology has been employed in the exploration and development of sandstone uranium deposits in the U.S. since the 1950s.  QA/QC of gamma-ray and PFN probes from each logging truck are required to maintain calibration by regular cross-checking the probes at a U.S. Department of Energy test pits located in George West, Texas, or Casper, Wyoming.  The pit is set up for logging units to calibrate the probes with a known radioactive source.  Each test run generates calibration files for the operator to review and make necessary tool adjustments.  Calibration runs typically are made on a one- or two-month interval, and files with the test pit run results are maintained by the operator.  The available data indicate that the logging provided by the Company and contract probe trucks at the various U.S. projects have maintained industry standard calibration procedures for their probes.

For resource estimation the internal controls are more common to the U.S. and Canadian operations.  Company staff will perform database verification on the geologic database which is then reviewed by the QP.  If the QP was not involved in the primary data collection field program the QP will spot check a subset of drill collar locations and, if available, also compare collar elevations against a digital elevation model to evaluate and cross check the drill hole collar elevations.  For resource estimation the block model is evaluated visually against geologic cross sections to ensure block grades match drill hole grades.  The QP will evaluate probability plots and perform statistical analysis of the sample population to determine the need for an appropriate grade cap to limit the influence of high-grade samples to the appropriate area.  The preparation of Swath Plots is another internal control which can inform the QP if high-grade samples have had an exaggerated influence on the resource model.

The resource estimates have inherent risks due to data accuracy, uncertainty from geological interpretation, mine plan assumptions, uncontrolled rights for mineral and surface properties, environmental challenges, uncertainty for future market supply and demand and changes in laws and regulations.  Company management and QPs are aware of those risks that might directly impact the assessment of mineral reserves and resources.  The current mineral resources are estimated based on the best information available and are subject to reassessment when conditions change.

ISR Uranium Activities

The Company conducts its ISR activities through two district scale hubs located in Wyoming and Texas. The Irigaray Central Processing Plant (“CPP”) is located in northeastern Wyoming, was acquired in December 2021 through the acquisition of U1A. The Hobson CPP is located in south Texas, which it acquired in 2009 from Uranium One.

The Wyoming hub is comprised of the following material ISR projects that are intended to feed resources into the Irigaray CPP: Christensen Ranch, Charlie, Reno Creek, Moore Ranch, Ludeman, Allemand-Ross, Barge, Jab/West Jab, the Nine Mile Lake, Red Rim and Clarkson Hill. Please refer to Summary Disclosure Tables 1, 2, 3 and 4 for detailed information on each project. Production from existing wellfields at Christensen Ranch ceased in 2018 and the project was put in care and maintenance mode. Processing of toll resins from other projects continues at the Irigaray CPP. In order for Christensen Ranch to engage in future uranium extraction, the Company will need to incur capital expenditures to restart idled wellfields.

United States Properties

Wyoming Properties

Below is a map showing our Wyoming projects:

Sheridan
Park
Big Horn
Crook
Campbell
Teton
Washakie
Johnson
Irigaray CPP
Weston
Hot Springs
Christensen Ranch/Charlie
Reno Creek
Moore Ranch
Allemand-Ross
Barge
Natrona
Niobrara
Fremont
Nine Mile Lake
Converse
Ludeman
Sublette
Wyoming
Clarkson Hill
West Jab
Jab
Lincoln
Platte
Goshen
Sweetwater
Carbon
Albany
Red Rim
Uinta
Laramie
90
25
80
Sources: Esri, HERE, Garmin, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), (c) OpenStreetMap contributors, and the GIS User Community

Figure 2.2 – Locations of our Projects in Wyoming

Permitting Requirements in Wyoming

The Irigaray CPP is fully permitted.  The Christensen Ranch, Ludeman and Moore Ranch project areas are fully permitted for ISR operations through both the Wyoming Department of Environmental Quality/Land Quality Division (WDEQ/LQD) and the BLM as appropriate. Portions of the Irigaray and Reno Creek project areas are also permitted for ISR operations.

The Allemand-Ross, Barge, Charlie, Clarkson Hill, Jab/West Jab, Nine Mile and Red Rim project areas are not permitted. Portions of the Reno Creek project area and the majority of the Irigaray project area are also not permitted for ISR operations.

Geology and Mineralization in Wyoming

The Allemand-Ross, Barge, Charlie, Christensen Ranch, Irigaray, Ludeman, Moore Ranch, Nine Mile and Reno Creek project areas reside in the Powder River Basin (“PRB”). The PRB is a structural basin that extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline.  The basin is bounded by the Big Horn Mountains on the west and Casper Arch to the southwest, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south.  The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

The Jab/West Jab and Red Rim project areas are located within the northeastern portion of the Greater Green River Basin (“GGRB”). The GGRB is a structural basin that extends over southwestern Wyoming and northwestern Colorado and is divided by the Rock Springs Uplift, a north-south trending anticline. The basin is bounded by the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south. The GGRB contains up to 25,000 feet of Cretaceous to recent sedimentary rocks.

The Clarkson Hill project area is located in the eastern portion of the Wind River Basin (“WRB”).  The WRB is a structural basin in west-central Wyoming. The basin is bounded by the Wind River Range to the west, the Casper Arch to the east, the Owl Creek Mountains to the north and the Granite Mountains to the south. The WRB is filled with marine, lacustrine and fluvial sediments ranging in age from Paleozoic to Cenozoic.

Uranium mineralization at the project is typical of Wyoming roll-front sandstone deposits.  The formation of roll-front deposits is largely a groundwater process that occurs when uranium rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flow.

Geology of the Powder River Basin

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

Within the PRB, the Paleocene Fort Union Formation conformably overlies the Lance Formation and is a fluvial-sedimentary stratigraphic unit that consists of fine- to coarse-grained arkosic sandstone, which is interbedded with siltstone, mudstone and carbonaceous materials.  In some areas of the PRB, the Fort Union Formation is divided into two members, identified as the Upper and Lower members of the Fort Union Formation.  However, Flores divides the Fort Union into three members: the Tullock; Lebo; and Tongue River members (listed from oldest to youngest); as follows:

●	The Tullock member consists of sandstone, siltstone and sparse coal and carbonaceous shale;

●	The Lebo member consists of abundant drab gray mudstone, minor siltstone and sandstone and sparse coal and carbonaceous shale beds; and

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

The Wasatch Formation occurs at the surface in the central PRB, but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB.  The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone.  The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB.  Within this area, mineralization is found in a 50- to 100-ft thick sandstone lens.  On a regional scale, mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content.  The Wasatch Formation reaches a maximum thickness of about 1,600 feet and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

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

Geology of the Great Divide and Greater Green River Basins

The Jab/West Jab and Red Rim project areas are located within the northeastern portion of the Great Divide Basin.

The Great Divide Basin (“GDB”) and the Washakie Basin (“WB”) in the southwest together comprise the Greater Green River Basin (“GGRB”). The GGRB is a structural basin that extends over southwestern Wyoming and northwestern Colorado and is divided by the Rock Springs Uplift, a north-south trending anticline.  The basin is bounded by the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south.  The GGRB contains up to 25,000 feet of Cretaceous to recent sedimentary rocks.

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

Geology of the Wind River Basin

The Clarkson Hill project area is located in the eastern portion of the Wind River Basin (“WRB”).  The WRB is a structural basin in west-central Wyoming.  The basin is bounded by the Wind River Range to the west, the Casper Arch to the east, the Owl Creek Mountains to the north and the Granite Mountains to the south.  The WRB is filled with marine, lacustrine and fluvial sediments ranging in age from Paleozoic to Cenozoic.

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

Material Project Descriptions in Wyoming

Irigaray CPP

The following technical and scientific description for the Irigaray CPP Project area (the “Irigaray Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by Western Water Consultants d/b/a WWC Engineering (“WWC”), a qualified firm (the “QP” herein).  The Irigaray Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

Figure 2.3 – Location of the Irigaray Project

Property Description

The Irigaray Project Area is located in Johnson County, Wyoming, northwest of Pumpkin Buttes and near Willow Creek, within the PRB, at latitude 43.8683 and longitude 106.1186 in decimal degrees.  The Irigaray Project Area covers 2,320 acres, including all (or portions of) 12 sections of the PRB.

The Irigaray Project Area is approximately 70 air miles north-northeast of Casper, Wyoming, 48 air miles southeast of Buffalo, Wyoming, and 40 air miles southwest of Gillette.  The Irigaray Project Area can be accessed from Casper, Wyoming, by traveling north on I-25, exit onto State Highway 259 at Midwest turn onto State Highway 387, turn left onto State Highway 192 toward Lynch, travel approximately six miles past Lynch, then turn right onto Streeter Road County Road 135 and follow signs to Irigaray and/or Christensen site. From Buffalo travel south on I-25 exit onto Trabing Road County Road 13, travel for approximately 14 miles then exit left onto Irigaray Road and follow signs to the Irigaray site. For access from Gillette, take State Highway 50 south approximately 25 miles exit right onto Black and Yellow Road, travel for approximately 20 miles and follow signs to Irigaray.  The Irigaray Project Area is primarily located on private surface land, federal BLM land and a portion located on one section of state-managed land.

The site is accessible year-round on county and private roads which are shared by oil and gas operators and ranchers. Limited services are available from several smaller towns proximal to the site. Primarily, services and personnel are available from Buffalo, Gillette, and Casper. Casper and Gillette provide flight services with daily service to Denver, Billings and Salt Lake City. Water is sourced locally at the mine while electrical service is provided by a regional power company.

UEC’s mineral holdings in the Irigaray Project Area include two State of Wyoming uranium leases (480 acres) and 92 unpatented lode claims on federally administered minerals (1,840 acres).  These mineral holdings comprise 2,320 acres.  All payments for all leases and claims are up to date.

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

Table 2.7: Historic Ownership and Operations at the Irigaray Project Area

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

			Approximately 470	Delineation of mineralized areas. Began ISR production.
1987	Malapai Resources Company (“Malapai”)	Acquired property from Westinghouse.	None	Ownership transition.
1990	Total Minerals Corporation (“TOMIN”) and Électricité de France (“EDF”)	Acquired property from Malapai. TOMIN acted as project operator.	None	Ownership transition.
1993	COGEMA Resources, Inc. (“COGEMA”) (now Orano S.A.)/Areva	Replaced TOMIN as project operator in partnership with EDF. COGEMA acquired interests from TOMIN.	Approximately 20	0.74 million lb. of U3O8 produced from 1978 through 2000.
2010	Uranium One	Dried many millions of pounds from Christensen Ranch and through toll milling.	N/A	Decommissioned Irigaray wellfields.
2021	UEC	Irigaray Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.

Property Condition and Proposed Development

The condition of the property is very good, and meets all standards and requirements of Federal, State and local regulations. Future development of the property includes a proposed expansion of the permit boundary to include future Mine Units 15 through 19 and further delineation of known roll front type deposits through exploration and delineation drilling. Seventeen (17) exploration and delineation holes were drilled in 2023 in sections 28 and 33, T45N R77W, in the future Mine Unit 15 area.

Facilities, Infrastructure and Underground Development

The Irigaray CPP was first constructed in 1977-1978.  Mining occurred at the time in Wellfields 1 through 9.  These wellfields have gone through groundwater restoration, decommissioning and final reclamation, which has been approved by the Wyoming DEQ.  Currently, the only facilities at the Irigaray Project are the CPP and associated infrastructure including evaporation ponds, access roads, power lines and chemical and fuel storage tanks. The CPP was upgraded in 2009 by removing the original equipment and adding replacement elution systems, additional precipitation tanks, new concrete foundations and upgrades to the filter press and other equipment.  The CPP now contains two complete resin elution systems, multiple precipitation areas, filter press, yellowcake thickeners, and a calciner for drying yellowcake product. A vacuum dryer is in storage at the CPP for future installation when needed.  The plant is capable of accepting third party resins for stripping, precipitation and drying of yellowcake product, as well as our own resins from Christensen Ranch and other properties. Although the building is older, it has been maintained in good condition.  The entire CPP roof was replaced in 2021.

Permit Status and Encumbrances

The Irigaray Project is permitted under Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD”) Permit to Mine No. 478.  The project is also licensed under WDEQ/LQD Uranium Recovery Program Radioactive Materials License WYSUA-1341, formerly a U.S. NRC license.  Wyoming became an Agreement State for NRC regulation in 2018.  Permit to Mine No. 478 and Radioactive Materials License WYSUA-1341 are in good standing, with no violations of permit or license conditions.  Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the Radioactive Materials License applicable to ISR mining are generally standard for all licensees.  Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Irigaray Project.  Standard encumbrances include reclamation bonding, mining and surface lease royalties.

Geologic setting, Mineralization and Deposit

The Irigaray Project Area resides in the Powder River Basin and targets mineralization in the Eocene-aged Wasatch Formation. For additional information, refer to the discussion on the Powder River Basin geology previously outlined.

Mineralization in the Irigaray Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation. Most of the upper Wasatch Formation has been eroded away. The sandstones are arkosic, fine- to coarse-grained with local calcareous lenses. The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers. Unaltered sandstones are generally gray, while altered sandstones are tan or pink due to hematite or show yellowish coloring due to limonite.

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

The Irigaray Project Area contains portions of four alteration systems, all within fluvial sands of the Wasatch Formation. These fluvial host systems are labelled K1, K2, K3 and K4 sands and are in descending order. These sands vary in thickness from 0 feet to 100 feet within the Irigaray Project Area. They coalesce within portions of the Irigaray Project Area and form massive sand sequences of roughly 250 feet (80 m) in thickness. These sands in turn host the K1, K2, K3 and K4 uranium roll-front systems, each of which is composed of multiple stacked individual roll-front deposits.

Table 2.8 – Mineral Resources for the Irigaray Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	3,881	3,521	0.076	5,899.0
Total M&I	3,881	3,521	0.076	5,899.0
Inferred	104	94	0.068	141.0
Total Resources	3,985	3,615	0.076	6,040.0

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Christensen Ranch ISR Project

The following technical and scientific description for the Christensen Ranch Project area (the “Christensen Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Christensen Ranch Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

Figure 2.4 – Location of the Christensen Ranch Project

Property Description

The Christensen Ranch Project Area is located in Johnson and Campbell Counties, Wyoming, west of Pumpkin Buttes within the PRB, at latitude 43.7982 and longitude -106.0235 in decimal degrees.  The Christensen Ranch Project Area covers 11,140 acres, including all (or portions of) 30 sections of the PRB.

The Christensen Ranch Project Area is approximately 70 air miles north-northeast of Casper, Wyoming, 48 air miles southeast of Buffalo, Wyoming and 40 air miles southwest of Gillette.  The Christensen Ranch Project Area can be accessed from Casper, Wyoming, by traveling north on I-25, exit onto State Highway 259 at Midwest turn onto State Highway 387, turn left onto State Highway 192 toward Lynch, travel approximately six miles past Lynch, turn right onto Streeter Road County Road 135, and then follow the signs to the Christensen site. From Buffalo travel south on I-25 exit onto Trabing Road County Road 13, travel for approximately 14 miles, then exit left onto Irigaray Road and follow signs to the Christensen site. For access from Gillette, take State Highway 50 south approximately 25 miles exit right onto Black and Yellow Road, travel for approximately 20 miles, then follow signs to Christensen.  The Christensen Ranch Project is located 13 miles to the southeast of the Irigaray Central Processing Plant and is accessed by travelling west on Black and Yellow Road to Irigaray Road.  The Christensen Ranch Project Area is primarily located on private surface land, with two portions located on federal BLM-managed land.

The site is accessible year-round on county and private roads which are shared by oil and gas operators and ranchers. Limited services are available from several smaller towns proximal to the site. Primarily, services and personnel are available from Buffalo, Gillette and Casper. Casper and Gillette provide flight services with daily service to Denver, Billings and Salt Lake City. Water is sourced locally at the mine while electrical service is provided by a regional power company.

UEC’s mineral holdings in the Christensen Ranch Project Area include one State of Wyoming uranium lease (1,280 acres), 358 unpatented lode claims on federally administered minerals (9,140 acres) and one fee (private) mineral lease (720 acres).  These mineral holdings comprise 11,140 acres.  All payments for all leases and claims are up to date.

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

The table below describes the historic ownership and operations at the Christensen Ranch Project Area.

Table 2.9: Historic Ownership and Operations at the Christensen Ranch Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1967	Independent Operators	Assembled as a large land package by independent operators.	Approximately 4,860	Right to mine secured. Preliminary delineation of mineralized areas.
1979	Arizona Public Services (“APS”), parent company of Malapai	APS became a 50% partner in 1979.	Approximately 2,220	Delineation of mineralized areas.
1981	Malapai	Malapai assumed sole ownership of the Christensen Ranch Project Area by acquiring the interests of Wold Energy (“Wold”) and Western Nuclear Corporation (“WNC”). Malapai purchased the Irigaray Project Area from Westinghouse in 1987, and the Christensen Ranch Project Area was licensed for operations under the Irigaray U.S. NRC and Wyoming Department of Environmental Quality (“WDEQ”) license/permit in 1988. Uranium production by ISR was started by Malapai in 1989 and was placed on standby in 1990.	Approximately 1,460	Delineation of mineralized areas. Began ISR production.
1990	TOMIN and EDF

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

Property Condition and Proposed Development

The condition of the property is very good while meeting all standards and requirements of Federal, State and local regulations. Development activity to advance the property includes the installation and completion of production and injection wells in Mine Unit 10. Additionally, exploration and delineation holes are planned in an area adjacent to Mine Unit 5.

Facilities, Infrastructure and Underground Development

The Christensen Ranch Project facilities include the ion exchange satellite plant, four evaporation ponds, one permeate storage pond, two EPA Class I injection disposal wells, several miles of buried production and injection trunklines connecting Mine Units to the satellite plant, access roads, office building, maintenance shop, powerlines, and eight installed wellfields (Mine Units 2, 3, 4, 5, 6, 7, 8 and 10).  Mine Units 2, 3, 4 and 6 have gone through groundwater restoration, which has been approved by Wyoming DEQ.  These wellfields are undergoing decommissioning.  Mine Units 7, 8 and 10 have been partially mined and will be the focus of resuming operations.  Operations in portions of Mine Unit 5 may also be resumed in the future.  All facilities are in very good condition.

Permit Status and Encumbrances

The Christensen Ranch Project is permitted under WDEQ Permit to Mine No. 478.  The project is also licensed under WDEQ Radioactive Materials License WYSUA-1341, formerly a U.S. NRC license.  Wyoming became an Agreement State for NRC regulation in 2018.  Permit to Mine No. 478 and Radioactive Materials License WYSUA-1341 are in good standing, with no violations of permit or license conditions.  Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the Radioactive Materials License applicable to ISR mining are generally standard for all licensees.  Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material.  There are no materially significant encumbrances on the Christensen Ranch Project.  Standard encumbrances include reclamation bonding, mining and surface lease royalties.

Geologic Setting, Mineralization and Deposit

The Christensen Ranch Project Area targets mineralization in the Eocene-aged Wasatch Formation of the Powder River Basin.

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

The Christensen Ranch Project Area contains portions of four alteration systems, all within fluvial sands of the Wasatch Formation. These fluvial host systems are identified as K1, K2, K3 and K4 sands and are in descending order. These sands vary in thickness from 0 feet to 100 feet within the Christensen Ranch Project Area. They coalesce within portions of the Christensen Ranch Project Area and form massive sand sequences of roughly 250 feet (80 m) in thickness. These sands in turn host the K1, K2, K3 and K4 uranium roll-front systems, each of which is composed of multiple stacked individual roll-front deposits.

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

Table 2.10 – Mineral Resources for the Christensen Ranch Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	6,555	5,947	0.073	9,596
Total M&I	6,555	5,947	0.073	9,596
Inferred	-	-	-	-
Total Resources	6,555	5,947	0.073	9,596

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability

Moore Ranch ISR Project

The following technical and scientific description for the Moore Ranch Project area (the “Moore Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein).  The Moore Ranch Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

Figure 2.5 – Location of the Moore Ranch Project

Property Description

The Moore Ranch Project Area is located in Campbell County, Wyoming, the southern portion of the Pumpkin Buttes within the PRB, at latitude 43.5652 and longitude ‑105.8480 in decimal degrees. The Moore Ranch Project area covers 4,180 acres, including all (or portions of) 16 sections of the PRB.

The Moore Ranch Project Area is 54 air miles northeast of Casper, Wyoming, and 24 miles southwest of Wright, Wyoming, along State Highway 387. The Moore Ranch Project Area is primarily located on private surface land with some areas of state-managed land.

The site is accessible year-round via state, county and private roads which are shared by oil and gas operators and ranchers. Services and personnel are available from Gillette or Casper. Flight service is offered from Gillette or Casper with daily service to Denver, Billings and Salt Lake City. Water will be sourced locally while electrical service will be provided by a regional power company.

UEC’s mineral holdings within the Moore Ranch Project Area include three State of Wyoming uranium leases (1,280 acres), 86 unpatented lode claims on federally administered minerals (1,720 acres) and four fee (private) mineral leases (1,180 acres).  These mineral holdings comprise 4,180 acres.  All payments for all leases and claims are up to date.

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

The table below describes the historic ownership and operations at the Moore Ranch Project Area.

Table 2.11: Historic Ownership and Operations at the Moore Ranch Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1971	Conoco Minerals (“Conoco”) and Kerr-McGee Corporation (“Kerr-McGee”)	Conoco and Kerr-McGee operated as a joint venture. Of the joint venture, Conoco controlled 50% of the Moore Ranch Project Area and served as the operator.	Approximately 2,700 rotary drill holes Approximately 130 core holes	Discovery and delineation of mineralized areas. Permitting and licensing of a proposed uranium processing facility known as Sand Rock Mill was completed through the WDEQ/LQD and the NRC.
1983	Wold and Kerr-McGee	Conoco sold its interests to Wold in 1983. Kerr-McGee retained the rights with Wold. Assessment drilling was conducted.	None	Retained mining claims. Mining claim assessment drilling.
1989	Rio Algom Mining Corp. (“Rio Algom”)	Rio Algom acquired the project in 1989. Rio Algom conducted mining claim assessment drilling to retain mining claims through 1992, which was the last year to allow mining claim assessment drilling.	None	Retained mining claims. Mining claim assessment drilling.
1992	Rio Algom	Claim maintenance paid directly to the BLM. No further drilling conducted.	None	Mining claims retained through payment.
2002	Power Resources, Inc. (“PRI”) (now Cameco Resources)	Rio Algom acquired by PRI.	None	Ownership transition.
2004	Energy Metals Corporation (“EMC”)	EMC acquired most of the mining claims and state leases.	N/A	Secured right to mine.
2007	Uranium One

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

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of Federal, State and local regulations. Development is in the planning stage with no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

Facilities or wellfields have not been constructed to date. Power lines are constructed and accessible in the area.

Permit Status and Encumbrances

The Moore Ranch Project is permitted under WDEQ Permit to Mine No. 777.  The project is also licensed under WDEQ Radioactive Materials License WYSUA-1596, formerly a U.S. NRC license.  Wyoming became an Agreement State for NRC regulation in 2018.  Permit to Mine No. 777 and Radioactive Materials License WYSUA-1596 are in good standing, with no violations of permit or license conditions.  Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the Radioactive Materials License applicable to ISR mining are generally standard for all licensees.  Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material.  There are no materially significant encumbrances on the Moore Ranch Project.  Standard encumbrances include reclamation bonding, mining and surface lease royalties.

Geologic Setting, Mineralization and Deposit

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

Geology at the Moore Ranch Project Area is similar to the geology at the North and Southwest Reno Creek resource areas and includes the Felix and Badger coals. The mineralized host sand lies 5 to 30 feet below this coal bed and at a depth of 200–350 feet below the surface. The host sandstone is 80-150 feet thick.

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

Table 2.12 – Mineral Resources for the Moore Ranch Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	2,675	2,427	0.06	3,210.0
Indicated	-	-	-	-
Total M&I	2,675	2,427	0.06	3,210.0
Inferred	46	42	0.047	43.7
Total Resources	2,721	2,469	0.06	3,253.7

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.3 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Reno Creek ISR Project

The following technical and scientific description for the Reno Creek Project area (the “Reno Creek Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Reno Creek Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Figure 2.6 - Location of the Reno Creek Project

Property Description

The Reno Creek Project Area is in Campbell County, Wyoming, within the PRB, at latitude 43.6796 and longitude ‑105.7226 in decimal degrees. The Reno Creek Project Area covers 18,763 acres, including all (or portions of) 46 sections of the PRB.

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

The site is accessible year-round via state, county and private roads which are shared by oil and gas operators and ranchers. Services and personnel are available from Gillette or Casper. Flight service is offered from Gillette or Casper with daily service to Denver, Billings, and Salt Lake City. Water will be sourced locally while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Reno Creek Project Area include four State of Wyoming uranium leases (3,200 acres), 549 unpatented lode claims on federally administered minerals (10,980 acres) and 36 fee (private) mineral leases (4,583 acres).  The mineral holdings comprise 18,763 acres.  All payments for all leases and claims are up to date.

History

Uranium was first discovered in the southern PRB during the early 1950s. By the mid- to late- 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations. Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

The table below describes the historic ownership and operations at the Reno Creek Project Area.

Table 2.13: Historic Ownership and Operations at the Reno Creek Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Reno Creek – North Reno Creek
Late 1960s	Rocky Mountain Energy Company (“RME”)	Drilled exploration holes at and around North Reno Creek resource area.	Approximately 5,800	Delineated Approximately 10 miles of roll-front deposits.
Mid 1970s	RME, Mono Power Company (“Mono”) and Halliburton Services	Partnership formed to develop North Reno Creek Resource Area using ISR methods.	N/A	Acquisition of the Reno Creek Project Area.
1992	Energy Fuels Nuclear Inc./International Uranium Corporation	Energy Fuels Nuclear Inc. acquired RME’s North Reno Creek Resource Area and later became International Uranium Corporation.	N/A	Acquisition of the Reno Creek Project Area.
2001	Rio Algom	Rio Algom acquired International Uranium Corporation’s property.	N/A	Acquisition of the Reno Creek Project Area.
2001	PRI	PRI acquired North Reno Creek Area and dropped claims in 2003.	N/A	Acquisition of the Reno Creek Project Area and mining claims dropped.
2004	Strathmore Minerals Corporation and American Uranium Corporation (“AUCA”)	Re-staked and filed new mining claims on approximately 16,000 acres.	N/A	Refiled mining claims and secured right to mine.
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Acquisition of the Reno Creek Project Area and secured permits and authorizations.
2017	UEC	Consolidated ownership of multiple resource areas and oversaw technical reporting and auditing of Project resources.	N/A	Consolidation of ownership. Auditing of project resources.
Reno Creek – Southwest Reno Creek
Pre-2007	AUCA and Tennessee Valley Authority JV	Controlled Southwest Reno Creek and drilled exploration holes.	Approximately 700	Delineation of mineralized areas.
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Secured permits and required authorizations.
2017	UEC	Consolidated ownership of multiple Resource Areas and oversaw technical reporting and auditing of Project resources.	N/A	Consolidation of ownership. Auditing of the Reno Creek Project Area resources.
Reno Creek – Moore, Pine Tree, and Bing
1960s	Utah International Mining Company	Exploration on Moore and Pine Tree Resource Areas.	N/A	Delineation of mineralized areas.
Late 1970s	Pathfinder Mines, Inc.	Utah International Mining Company becomes Pathfinder Mines, Inc. and continues exploration on Moore and Pine Tree Resource Areas.	>1,560	Delineation of mineralized areas.
1980s	RME	Obtained ownership of Moore Area, continued exploration drilling until the 1990s.	>400	Acquired the Reno Creek Project Area. Delineation of mineralized areas.
1960s	Cleveland-Cliffs Iron Company	Exploration of Bing Area, drilled several hundred exploration holes and conducted limited hydrologic testing in the 1970s.	177	Delineation of mineralized areas through drilling and conducted hydrologic testing.
2007	AUCA	Consolidated the Resource Areas under one owner.	N/A	Consolidated ownership.
2017	UEC	Oversaw technical reporting and auditing of project resources.	N/A	Auditing of the Reno Creek Project Area resources.

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of Federal, State and local regulations. Development is in the planning stage with no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

Facilities or wellfields have not been constructed.

Permit Status and Encumbrances

The Reno Project is permitted under WDEQ Permit to Mine No. 824.  The project is also licensed under WDEQ Radioactive Materials License WYSUA-1602, formerly a U.S. NRC license.  Wyoming became an Agreement State for NRC regulation in 2018.  Permit to Mine No. 824 and Radioactive Materials License WYSUA-1602 are in good standing, with no violations of permit or license conditions.  Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the Radioactive Materials License applicable to ISR mining are generally standard for all licensees.  Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material.  There are no materially significant encumbrances on the Reno Creek Project.  Standard encumbrances include reclamation bonding, mining and surface lease royalties.

Geologic Setting, Mineralization and Deposit

The Reno Creek Project Area targets mineralization in the Eocene-aged Wasatch Formation.

Mineralization in the Reno Creek Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation.  Most of the upper Wasatch Formation has been eroded away.  The sandstones are arkosic, fine- to coarse-grained with local calcareous lenses.  The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers.  Unaltered sandstones are generally gray, while altered sandstones are tan or pink due to hematite or show yellowish coloring due to limonite.

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

At the Reno Creek Project Area, the Felix Coal seams are laterally continuous in the North and Southwest Reno Creek resource areas and extend northward into the Moore and Bing resource areas. The Felix Coal seams, and the underlying Badger Coal seam, provide important correlation points across the Reno Creek Project Area. Sandstone horizons that host uranium mineralization within the production zone aquifer are typically cross-bedded, graded sequences fining upward from very coarse-grained at the base to fine-grained at the top, representing sedimentary cycles from 5-20 feet thick. Stacking of depositional cycles resulted in sandstone body accumulations over 200 feet thick.

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

Table 2.14 – Mineral Resources for the Reno Creek Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	14,990	13,599	0.043	12,920.0
Indicated	16,980	15,404	0.039	13,070.0
Total M&I	31,970	29,003	0.041	25,990.0
Inferred	1,920	1,742	0.039	1,490.0
Total Resources	33,890	30,745	0.041	27,480.0

Notes:

1.	The sum of resources tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.20 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Ludeman ISR Project

The following technical and scientific description for the Ludeman Project area (the “Ludeman Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Ludeman Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of successful in situ research and development testing.

Figure 2.7 – Location of the Ludeman Project

Property Description

The Ludeman Project Area is located in Converse County, Wyoming, in the southern portion of the PRB, at latitude 42.9119 and longitude ‑105.6277 in decimal degrees. The Ludeman Project Area covers 18,101.89 acres including all (or portions of) 31 sections of the PRB.

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

The site is accessible year-round on state and county roads. Services and personnel are available from Glenrock, Douglas or from Casper, which has full services and the nearest airport with daily service to Denver and Salt Lake City. Water will be sourced locally at the site while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Ludeman Project Area include four State of Wyoming uranium leases (1,440 acres), 746 unpatented lode claims on federally administered minerals (14,920 acres) and two fee (private) mineral leases (1,741.89 acres).  These mineral holdings comprise 18,101.89 acres.  All payments for all leases and claims are up to date.

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

Table 2.15: Historic Ownership and operations at the Ludeman Project Area

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

Property Condition and Proposed Development

The condition of the property is very good while meeting all standards and requirements of Federal, State and local regulations. There are no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

The Ludeman property is fully permitted and licensed for commercial ISR production.  The engineering and design work has been completed for the satellite plant, evaporation ponds, infrastructure, and the first Mine Unit.  Construction of these facilities has not occurred to date.

Permit Status and Encumbrances

The Ludeman Project is permitted under WDEQ Permit to Mine No. 844.  The project is also licensed under WDEQ Radioactive Materials License WYSUA-1341, formerly a U.S. NRC license.  Wyoming became an Agreement State for NRC regulation in 2018.  Permit to Mine No. 844 and Radioactive Materials License WYSUA-1341 are in good standing, with no violations of permit or license conditions.  Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the Radioactive Materials License applicable to ISR mining are generally standard for all licensees.  Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material.  There are no materially significant encumbrances on the Ludeman Project.  Standard encumbrances include reclamation bonding, mining and surface lease royalties.

Geologic Setting, Mineralization, and Deposit

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

Table 2.16 – Mineral Resources for the Ludeman Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	2,674	2426	0.094	5,016.9
Indicated	2,660	2660	0.088	4,696.9
Total M&I	5,334	5,086	0.091	9,713.8
Inferred	866	786	0.073	1,258.0
Total Resources	6,200	5,872	0.088	10,971.8

Notes:

1.	The sum of measured and indicated tons and lbs. may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Allemand-Ross ISR Project

The following technical and scientific description for the Allemand-Ross Project area (the “Allemand-Ross Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Allemand-Ross Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Figure 2.8 – Location of the Allemand-Ross Project

Property Description

The Allemand-Ross Project Area is located in Converse County, Wyoming, in the southern PRB Uranium District of Wyoming, at latitude 43.3101 and longitude -105.7787 in decimal degrees. The Allemand-Ross Project Area covers 13,331.72 acres, including all (or portions of) 21 sections within three townships of the PRB.

The Allemand-Ross Project Area is located approximately 42 air miles northeast of Casper, Wyoming., The Allemand-Ross Project Area is primarily located on private surface land with some areas of federal or state-managed land. The Allemand-Ross Project Area was previously divided into North and South areas, with North Allemand-Ross historically called the Sand Draw Property and South Allemand-Ross called the North Bear Creek Property., This designation is not utilized by UEC, as both areas are now within the Allemand-Ross Project Area. The land ownership is a combination of private, state of Wyoming and federally owned land administered by the BLM.

The site is accessible year-round on state and county roads. Services and personnel are available from Glenrock, Douglas or from Casper, which has full services and the nearest airport with daily service to Denver and Salt Lake City. Water will be sourced locally at the site while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Allemand-Ross project area include three State of Wyoming uranium leases (958 acres), 452 unpatented lode claims on federally administered minerals (9,040 acres) and seven fee (private) mineral leases (3,333.72 acres).  These mineral holdings comprise 13,331.72 acres.  All payments for all leases and claims are up to date.

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

The table below describes the historic ownership and operation at the Allemand-Ross Project Area.

Table 2.17: Historic Ownership and Operations at the Allemand-Ross Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1967	Kerr-McGee, Homestake, Teton	Early uranium exploration was completed by the three companies in the Allemand-Ross Project Area. Exploration was typically for shallower mineralization (<1,000 ft).	Approximately 100	Exploration of shallow mineralization (<1,000 ft).
1971	Conoco

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

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of Federal, State and local regulations. There are no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

Facilities or wellfields have not been constructed.

Permit Status and Encumbrances

The Allemand Ross Project has not been permitted or licensed for ISR operations.  Exploration and delineation drilling is conducted under a WDEQ LQD Drilling Notification.  There are no materially significant encumbrances on the Allemand Ross Project.  Standard encumbrances include reclamation bonding, mining and surface lease royalties.

Geologic Setting, Mineralization and Deposit

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

Table 2.18 – Mineral Resources for the Allemand Ross Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	246	223	0.085	417.0
Indicated	32	29	0.066	42.4
Total M&I	278	252	0.083	459.4
Inferred	1,275	1,157	0.098	2,496.0
Total Resources	1,553	1,409	0.095	2,955.4

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Barge ISR Project

The following technical and scientific description for the Barge Project area (the “Barge Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein). The Barge Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Figure 2.9 – Location of the Barge Project

Property Description

The Barge Project Area is located in Converse County, Wyoming, the southern portion of the PRB Uranium District of Wyoming, at latitude 43.2729 and longitude -105.5905 in decimal degrees. The Barge Project Area covers 7,480 acres, including all (or portions of) 18 sections of the PRB.

The Barge Project Area is located approximately 50 air miles northeast of Casper, Wyoming. The Barge Project Area is primarily located on private surface land with some areas of federal BLM or state-managed land.

The site is accessible year-round on state and county roads. Services and personnel are available from Glenrock, Douglas or from Casper, which has full services and the nearest airport with daily service to Denver and Salt Lake City. Water will be sourced locally at the site while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Barge project area include one State of Wyoming uranium lease (640 acres) and 342 unpatented lode claims on federally administered minerals (6,840 acres).  These mineral holdings comprise 7,480 acres.  All payments for the lease and claims are up to date.

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

Table 2.19: Historic Ownership and Operations at the Barge Project Area

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

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of Federal, State and local regulations. There are no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

Facilities or wellfields have not been constructed.

Permit Status and Encumbrances

The Barge Project has not been permitted or licensed for ISR operations.  Exploration and delineation drilling is conducted under a WDEQ LQD Drilling Notification.  There are no materially significant encumbrances on the Barge Project.  Standard encumbrances include reclamation bonding, mining and surface lease royalties.

Geologic Setting, Mineralization and Deposit

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

Table 2.20 – Mineral Resources for the Barge Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	4,301	3,902	0.051	4,361.0
Total M&I	4,301	3,902	0.051	4,361.0
Inferred	-	-	-	-
Total Resources	4,301	3,902	0.051	4,361.0

Notes:

1.	The sum of measured and indicated tons and lbs. may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Jab/West Jab ISR Project

The following technical and scientific description for the Jab/West Jab Project area (the “Jab/West Jab Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, as prepared by WWC, a qualified firm (the “QP” herein). The Jab/West Jab Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Figure 2.10 – Location of the Jab/West Jab Project

Property Description

The Jab/West Jab Project Area is located in the GDB in Fremont and Sweetwater Counties, Wyoming.  The Jab/West Jab Project Area consists of two separate areas of mining claims and state leases separated by less than two miles in the GDB.  The Jab/West Jab Project Area is located in both Fremont and Sweetwater Counties in all or portions of 11 sections (5,300 acres), at latitude 42.2611 and longitude -108.1225 in decimal degrees.

The Jab/West Jab Project Area is approximately 100 air miles southwest of Casper, Wyoming, and 20 air miles southwest of Jeffrey City, Wyoming.  The Jab/West Jab Project Area is accessed from State Highway 287 and through Bairoil, Wyoming, by traveling west on Bairoil Road (County Road 22).  Alternatively, the Jab/West Jab Project Area may be accessed by traveling south from Jeffrey City, Wyoming, following Crooks Gap Road.  The Jab/West Jab Project Area is located on federal BLM and state-managed land.

The site is accessible year-round on county roads. Limited services and personnel are available from Rawlins, WY, Primarily, services and personnel will be sourced from Casper. Water will be sourced locally at the site while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Jab/West Jab Project Area include three State of Wyoming uranium leases (960 acres) and 217 unpatented lode claims on federally administered minerals (4,340 acres).  These mineral holdings comprise 5,300 acres.  All payments for all leases and claims are up to date.

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

Table 2.21: Historic Ownership and Operations at the Jab/West Jab Project Area

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

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of Federal, State and local regulations. There are no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

Facilities or wellfields have not been constructed.

Permit Status and Encumbrances

The JAB/West JAB Project has not been permitted or licensed for ISR operations.  Exploration and delineation drilling is conducted under a WDEQ LQD Drilling Notification.  There are no materially significant encumbrances on the JAB/West JAB Project.  Standard encumbrances include reclamation bonding for drilling work.  There are no royalties on this project.

Geologic Setting, Mineralization and Deposit

The Jab/West Jab Project Area is located within the north-central part of the Great Divide Basin.  Mineralization at the Jab/West Jab project area occurs in the Battle Spring Formation.

The Battle Spring Formation was deposited by a large alluvial fan system and consists of very fine to very coarse-grained arkosic sandstones with interbedded thick shales, mudstones and localized conglomerates. The Battle Spring Formation is relatively flat in the Jab/West Jab project areas.

Within the Jab project area, mineralization occurs as a trend that is approximately 10,000 ft long and 100 to over 1,000 ft wide. Mineralization occurs within a single sandstone unit and ranges in thickness from less than 1 to over 40 ft. The Jab project area contains the Silverbell and RD areas, which are divided by a high-angle normal fault with approximately 80 ft of displacement. The Silverbell portion of the mineralization is on the down-thrown side of the fault, and the RD portion of the mineralization is on the up-thrown side of the fault.

At the West Jab project area, mineralization occurs along a trend that is approximately 7,100 ft long and 50 to over 200 ft wide. Most of the mineralization occurs within a single unit; however, in the northeast portion of the project, there is also mineralization in a lower sand unit (BRS, 2019b). Mineralized thickness at the West Jab project area ranges from less than 1 to over 25 ft.

Table 2.22 – Mineral Resources for the Jab/West Jab Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	1,621	1,471	0.072	2,335.0
Indicated	253	230	0.077	392.0
Total M&I	1,874	1,701	0.073	2,727.0
Inferred	1,402	1,272	0.06	1,677.0
Total Resources	3,276	2,973	0.067	4,404.0

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	Measured and indicated resources occur below the static water table. The inferred resources at Jab/West Jab occur above the water table and may not be amenable to ISR.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Charlie ISR Project

The following technical and scientific description for the Charlie Project area (the “Charlie Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein).  The Charlie Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, though it is intended to be mined as part of the Christensen Ranch mine plan.

Figure 2.11 – Location of the Charlie Project

Property Description

The Charlie Project Area is in the PRB in Johnson County at latitude 43.8274 and longitude -106.0594 in decimal degrees.  It is surrounded by the Christensen Ranch Project Area.  The Charlie Project Area covers 820 acres including all (or portions of) two sections of the PRB.

The Charlie Project Area is located approximately 90 air miles north of Casper, Wyoming, and is located on private surface land.

The site is accessible year-round on county and private roads which are shared by oil and gas operators and ranchers. Limited services are available from several smaller towns proximal to the site. Primarily, services and personnel are available from Buffalo, Gillette and Casper. Casper and Gillette provide flight services with daily service to Denver, Billings and Salt Lake City. Water will be sourced locally at the site while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Charlie project area include one State of Wyoming uranium lease (720 acres) and five unpatented lode claims on federally administered minerals (100 acres).  These mineral holdings comprise 820 acres. All payments for the lease are up to date.

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

Table 2.23: Historic Ownership and Operations at the Charlie Project Area

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

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of Federal, State and local regulations. There are no immediate plans for exploration or delineation drilling.  The Charlie Project will eventually be mined as part of the Christensen Ranch Life of Mine.

Facilities, Infrastructure and Underground Development

The Charlie Project is essentially an extension of the Christensen Ranch ore body located in Mine Units 8 and 10.  There are currently no facilities located on the Charlie Project other than various monitor wells that have been used for groundwater baseline studies to permit the property.

Permit Status and Encumbrances

The Charlie Project was permitted through Permit to Mine No. 489 years ago for an open pit uranium mine.  It is not permitted or licensed for ISR operations.  Exploration and delineation drilling is conducted under a WDEQ LQD Drilling Notification or the Permit to Mine.  There are no materially significant encumbrances on the Charlie Project.  Standard encumbrances include reclamation bonding, mining, and surface lease royalties.

Geologic setting, Mineralization and Deposit

The Charlie Project Area targets mineralization in the Eocene-aged Wasatch Formation.

Mineralization in the Charlie Project Area occurs in fluvial sandstones of the lower parts of the Wasatch Formation.  Most of the upper Wasatch Formation has been eroded away.  The sandstones are arkosic, fine to coarse-grained with local calcareous lenses.  The sandstones contain minor amounts of organic carbon that occurs as dispersed bits or as stringers.  Unaltered sandstones are generally gray while altered sandstones are tan or pink due to hematite or show yellowish coloring due to limonite.

Pyrite occurs in several forms within the host sandstones.  In unaltered sandstones, pyrite occurs as small to large single euhedral crystals associated with magnetite, ilmenite, and other dark detrital minerals.  In altered sandstone, pyrite is typically absent, but locally occurs as tarnished, very fine-grained euhedral crystals.  In areas of intense or heavy mineralization, pyrite locally occurs as massive, tarnished crystal aggregates.

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

Table 2.24 – Mineral Resources for the Charlie Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	1,255	1,139	0.123	3,100.0
Total M&I	1,255	1,139	0.123	3,100.0
Inferred	411	373	0.120	988.0
Total Resources	1,666	1,512	0.123	4,088.0

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.20 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Nine Mile Lake ISR Project

The following technical and scientific description for the Nine Mile Lake Project area (the “Nine Mile Lake Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the “QP” herein).  The Nine Mile Lake Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, but the area has undergone test mining for ISR mining processes.

Figure 2.12 – Location of the Nine Mile Lake Project

Property Description

The Nine Mile Lake Project Area is located in Natrona County, Wyoming, in the PRB, at latitude 42.9807 and longitude ‑106.3278 in decimal degrees.  The Nine Mile Lake Project Area covers all or portions of approximately 22 sections of the PRB.

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

All services and personnel will be available from Casper. Water will be sourced locally at the site or the City of Casper, while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Nine Mile project area include two State of Wyoming uranium leases (1,280 acres), 67 unpatented lode claims on federally administered minerals (1,340 acres).  These mineral holdings comprise 2,620 acres.  All payments for all leases and claims are up to date.

History

The initial discovery of mineralization at the Nine Mile Lake Project Area was made in the early 1950s by a Mr. Vickers of Casper, Wyoming, who reportedly discovered surficial mineralization and mined some 100 tons at an average grade of 0.30 % U3O8 which was shipped to the U.S. Atomic Energy Commission (the “AEC”) buying station at Edgemont, South Dakota. Rocky Mountain Energy (“RME”) acquired an interest in the Nine Mile Lake Project Area in 1972 and conducted extensive drilling through 1978. Pilot scale ISR mining was conducted using four seven-spot patterns with a 50-foot radius. The first three patterns used sulfuric acid as the primary lixiviant and the fourth sodium carbonate-bicarbonate as the primary lixiviant. The U.S. Bureau of Mines assisted RME in conducting the pilot testing and documented the results in a publication titled “Case History of a Pilot-Scale Acidic In-Situ Uranium Leaching Experiment”.

RME controlled the Nine Mile Lake Project Area until the late 1980s after which it dropped its mineral interests due to the declining uranium market. In 2005 and 2006, EMC began locating unpatented mining lode claims and securing mineral leases and surface agreements within the former area held by RME. EMC also acquired a variety of geologic data including reports, maps and geophysical logs for the Nine Mile Lake Project Area. EMC was subsequently acquired by Uranium One Inc. in August of 2008. Uranium One sold its interest in 24 uranium projects located in Wyoming, including this project, to Anfield. The transaction closed on September 14, 2016. UEC acquired the Nine Mile Lake Project Area from Anfield in June 2022.

The table below describes the historic ownership and operations at the Nine Mile Lake Project Area.

Table 2.25: Historic Ownership and Operations at the Nine Mile Lake Project Area

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

Property Condition and Proposed Development

The property is in good condition.  There are no plans for near term exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

There are no facilities or wellfields constructed on the project.

Permit Status and Encumbrances

The Nine Mile Lake Project has not been permitted or licensed for ISR operations.  Exploration and delineation drilling is conducted under a WDEQ LQD Drilling Notification.  Standard encumbrances include reclamation bonding for drill holes, mining, and surface lease royalties.  It should be noted that parts of the surface in the Nine Mile Lake vicinity are privately owned with dwellings.

Geologic Setting, Mineralization and Deposit

The Nine Mile Lake Project Area resides in the PRB.

The Nine Mile Lake Project Area is located along the southwestern flank of the PRB which is an asymmetric syncline trending north-northwest. The project is bounded to the west by the Casper Arch, a regional fold sub-parallel to the axis of the basin.  In the vicinity of the project no major faults have been identified and the formation dip is less than 6° to the east, north-east.

Uranium deposits at the Nine Mile Lake Project Area are roll-front uranium deposits as defined in the “World Distribution of Uranium Deposits (UDEPO) with Uranium Deposit Classification”.  The mineralization at the Nine Mile Lake Project Area is typical of the Wyoming roll-front sandstone deposits.

Table 2.26 – Mineral Resources for the Nine Mile Lake Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	3,405	3,089	0.036	4,308.0
Total Resources	3,405	3,089	0.036	4,308.0

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Red Rim Project

The following technical and scientific description for the Red Rim Project area (the “Red Rim ISR Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, as prepared by WWC, a qualified firm (the “QP” herein). The Red Rim Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Figure 2.13 - Location of the Red Rim Project

Property Description

The Red Rim Project Area is in the GGRB in Carbon County at latitude 41.6502 and longitude ‑107.5755 in decimal degrees. The Red Rim Project Area covers 680 acres, including all (or portions of) four sections.

The Red Rim Project Area is located approximately 20 air miles southwest of Rawlins, Wyoming, and is located on federal BLM-managed land. The site is accessible via two-wheel drive via three different routes - the Daley Road which proceeds south from Interstate 80 to the site and the Carbon County Road 605 which proceeds approximately 23 miles southwest from Rawlins along Hogback Ridge. The shortest route to the site is to proceed west from Rawlins on I-80 11 miles to the Daley Road, then travel south for approximately eight miles.

Limited services and personnel are available from Rawlins, WY, Primarily, services and personnel will be sourced from Casper. Water will be sourced locally at the site while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Red Rim Project Area include 34 unpatented federal mining lode claims (680 acres).  All payments for all claims are up to date.

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

Table 2.27: Historic Ownership and Operations at the Red Rim Project Area

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

Property Condition and Proposed Development

The property is in good condition.  There are no plans for near term exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

There are no facilities or wellfields constructed on the project.

Permit Status and Encumbrances

The Red Rim Project has not been permitted or licensed for ISR operations.  Exploration and delineation drilling is conducted under a WDEQ LQD Drilling Notification.  There are no materially significant encumbrances on the Red Rim Project.  Standard encumbrances include reclamation bonding for drilling, mining and surface lease royalties.

Geologic Setting, Mineralization and Deposit

The Red Rim Project Area is located within the WB portion of the GGRB.  Together, the GDB and WB compromise the eastern portion of the GGRB. Mineralization at the Red Rim project area occurs in the Fort Union Formation.

The Fort Union Formation is a medium to coarse-grained arkosic sandstone that generally grades upward. The Fort Union is unconformably underlain by the Cretaceous Lance Formation and regionally overlain by the Eocene Wasatch Formation. North of Separation Creek, the basal portion of the Fort Union Formation is a prominent ridge-forming unit that is composed of dominantly arkosic sandstone that is often altered. South of Separation Creek, the formation becomes less resistant, is composed of sub-arkosic to quartzose, and is generally not altered. The two commonly cited sources of uranium for the Red Rim are the Granite Mountains and leaching of Oligocene and Miocene volcanics.

Uranium deposits at the Red Rim project area occur as roll-fronts in a single sand unit within the lower Fort Union Formation, near the contact with the Lance Formation. The host sandstone unit has been designated the #3 sand, and ranges in thickness from approximately 60 to 120 ft. Mineralized thickness ranges from 1 to 23.5 ft.

Table 2.28 – Mineral Resources for the Red Rim Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	337	306	0.170	1,142.0
Total M&I	337	306	0.170	1,142.0
Inferred	473	429	0.163	1,539.0
Total Resources	810	735	0.165	2,681.0

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Clarkson Hill Project

The following technical and scientific description for the Clarkson Hill Project area (the “Clarkson Hill Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, as prepared by WWC, a qualified firm (the “QP” herein).  The Clarkson Hill Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Figure 2.14 – Location of the Clarkson Project

Property Description

The Clarkson Hill Project is located in Natrona County, Wyoming, about 20 air miles southwest of Casper, Wyoming, at latitude 42.6593 and longitude -106.7006 in decimal degrees.  The property is located on portions of sections 7, 17, and 18 of T31N R82W.  Land ownership consists of federal lands administered by the BLM, state lands and private lands.  The Clarkson Hill Project Area is accessible from either Highway 220 or from the Oregon Trail Road, a Natrona County improved gravel road.  From Highway 220, the site is approximately four miles northwest of the junction of the highway with Natrona County Road 318.  From the Oregon Trail Road, the site is approximately three miles to the southeast.  Site access from either route will require an arrangement with intervening private landowners for ingress/egress.  The communities of Alcova and Bessemer Bend are located 10 and 13 miles away, respectively, and have limited services.  The east-west BNSF railway in Casper is approximately 25 miles northeast of the Clarkson Hill Project Area.

The site is accessible year-round on county and private roads as described above. All services and personnel will be available from Casper. Water will be sourced locally at the site, while electrical service will be provided by a regional power company.

UEC’s mineral holdings in the Clarkson Hill Project Area include 20 unpatented lode claims on federally administered minerals (400 acres).  All payments for all claims are up to date.

History

The initial discovery of mineralization at the Clarkson Hill Claims was made in the 1950s and “small amounts of ore were mined and shipped for treatment from the old pit area located in Section 17, T31N, R82W” (Ljung et al, March 1974). However, USGS and the U.S. Bureau of Mines databases list the Clarkson Hill Project Area claims as a surface mine prospect with no reported production. The surface disturbance, based on site observation by the QP of the TRS, is shallow (less than 20 feet in depth) and limited in aerial extent. Surface disturbance is limited and there is no known infrastructure, tailings or mine waste apparent at the site. Drill data utilized in the estimation of mineral resources at the Clarkson Hill Project Area Claims in the TRS reflect a deeper horizon and is not affected by the presence of “old pit”. Surface disturbance from past exploration and/or limited mining activities at the site are readily apparent from current aerial views and on the ground.

Table 2.29: Historic Ownership and Operations at the Clarkson Hill Project Area

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

Property Condition and Proposed Development

The property is in good condition.  There are currently no plans for near term exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

There are no facilities or wellfields constructed on the property.

Permit Status and Encumbrances

The Clarkson Hill Project has not been permitted or licensed for ISR operations.  Exploration and delineation drilling is conducted under a WDEQ LQD Drilling Notification.  There are no materially significant encumbrances on the Clarkson Hill Project.  Standard encumbrances may include reclamation bonding for drilling, mining and surface lease royalties.

Geologic Setting, Mineralization and Deposit

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

Table 2.30 – Mineral Resources for the Clarkson Hill Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	957	868	0.058	1,113.0
Total Resources	957	868	0.058	1,113.0

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 m% eU3O8
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Texas Properties

Figure 2.15 – Location of our Projects in Texas

ISR Uranium Activities in Texas

Our ISR operations in Texas consist of the following projects, (i) the Hobson CPP; (ii) the Palangana Project; (iii) the Burke Hollow Project; (iv) the Goliad Project; and (v) the Salvo Project. Production from existing wellfields at the Palangana Project ceased in 2016 and the project was put in care and maintenance mode. In order for Palangana to engage in future uranium production, the Company will need to incur capital expenditures to restart idled wellfields.

Permitting Requirements in Texas

The Hobson CPP is fully permitted. The Burke Hollow, Goliad and Palangana Projects are fully permitted to mine. The Salvo Project still requires all mining permits. Regulatory agencies include the Texas Commission on Environmental Quality (“TCEQ”), the Railroad Commission of Texas (“RRC”) and the Environmental Protection Agency (“EPA”).

Other potential permitting requirements, depending on the status of each project area, may include:

●

the TCEQ will require UEC to apply for and obtain a radioactive material license pursuant to Title 30 Texas Administrative Code Chapters 305 and 336. The application must address a number of matters including, but not limited to, site characteristics (ecology, geology, topography, hydrology, meteorology, historical and cultural landmarks and archaeology), radiological and non-radiological impacts, environmental effects of accidents, decommissioning, decontamination and reclamation;

●

to produce uranium from subsurface deposits, an operator must obtain an area permit and production area authorization (PAA) pursuant to the Texas Water Code, Chapter 27. Underground injection activities cannot commence until the TCEQ has issued an area permit and PAA to authorize such activities. In addition, all portions of the proposed production zone in groundwater with a total dissolved solids concentration less than 10,000 mg/L, which will be affected by mining solutions, are included within an aquifer exemption approved by TCEQ and the EPA. The PAA application may be developed concurrently with or after the area permit application. As additional production areas are proposed to be activated within the area permit, additional PAA applications must be submitted to the TCEQ for processing and issuance before injecting within the production area;

●

in 1975, the Texas Legislature gave the RRC jurisdiction to regulate surface mining for coal and uranium. No surface mining for uranium is currently conducted at the Project, but uranium exploration for ISR operations is administered by the Surface Mining and Reclamation Division of the RRC. Active uranium exploration sites are inspected monthly (RRC, 2023). The RRC requires exploration permits for any uranium exploration in the state;

●

Texas state law does not provide any agency with the authority to regulate the use or production of groundwater unless the location lies within a water conservation district (WCD). Burke Hollow and Salvo are both located in the Bee County WCD, Goliad is located in the Goliad County WCD and Palangana resides in the Duval County WCD. Prior to initiating uranium recovery at the Project, UEC will need to acquire industrial permits to withdraw groundwater from the host sandstones. Please refer to the TRS report for the Texas Hub and Spoke Project for further details.; and

●	Class I and III injection wells are also regulated by the TCEQ. Therefore, UEC will need to acquire the appropriate permits in order to construct and operate these wells.

In terms of leases and mineral rights, UEC’s mineral rights in Texas are held through private (fee) mineral leases. Fee mineral leases were obtained through negotiation with individual mineral owners.

Fee minerals have varying royalty rates and calculations, depending on the agreements negotiated with individual mineral owners. In addition, surface use and access agreements may include a production royalty, depending on agreements negotiated with individual surface owners at various levels. UEC’s average combined mineral plus surface production royalty applicable to each project are variable and based upon the selling price of U3O8. Most of the leases have term periods of 5 years with a 5-year renewal option. The primary lease stipulation for ISR mining is the royalty payments as a percentage of production. Royalties vary by lease and are confidential. The various lease fees and royalty conditions are negotiated with individual lessors and conditions may vary from lease to lease. No resources are reported in areas outside of the project area boundaries, which are determined by each project area’s leases.

Surface ownership at each project consists of fee lands predominantly used for agriculture and wind turbine development. On the project areas that are currently permitted, UEC has surface use agreements in place with the private landowners where appropriate. Obtaining surface access rights is a standard process in mine permitting and UEC does not anticipate that maintaining these rights presents a significant risk to UEC’s ability to perform work in Texas.

Geology and Mineralization in Texas

The Texas ISR Projects resides in the Gulf of Mexico Basin (“GMB”). The GMB extends over much of South Texas and includes the Texas coastal plain and South Texas Uranium Province (“STUP”) where the project is located. The coastal plain is bounded by the Rocky Mountain uplift to the west and drains into the Gulf of Mexico. The coastal plain is comprised of marine, non-marine and continental sediments ranging in age from Paleozoic through Cenozoic.

Uranium mineralization at the projects is typical of Texas roll-front sandstone deposits. The formation of roll-front deposits is largely a groundwater process that occurs when uranium-rich, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium. The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems. Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux.

The coastal plains of the GMB were formed by the downfaulting and down warping of Paleozoic Era (252-541 Mya) basement rocks during the breakup of the Paleozoic mega continent, Pangaea and the opening of the North Atlantic Ocean in the Late Triassic Epoch (201-237 Mya).  The Rocky Mountain Uplift in the Paleogene Period (43-65 Mya) gave rise to the vast river systems that flowed toward the Gulf of Mexico carrying abundant sediments.  Deposits typically thicken down-dip towards the Gulf of Mexico from western-northwestern sources.  Stratigraphy in this area can be complex because of the cyclic deposition of sedimentary facies.  Shallow inland seas formed broad continental shelves that covered most of Texas and deposited sedimentary units that are dominantly continental clastic with some near shore and shallow marine facies.  Volcanic episodes during deposition (more than 20 Mya) are credited as being the source of the uranium deposits through ash-fall and related sediments.

All mineralization at our Texas projects occurs in the Goliad Formation. The Goliad Formation was originally classified as Pliocene in age by most sources, but the formation has been reclassified as early Pliocene to middle Miocene after recent research revealed the presence of indigenous Pliocene-aged mega-fossils occurring in upper Goliad sands, whereas the lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera indicating a Miocene age.  The Geology of Texas map published by BEG in 1992 classifies the Goliad as Miocene in age.

The BEG’s geologic map of Texas describes the Goliad Formation as clays, sandstones, marls, caliches, limestones and conglomerates with a thickness of 100 to 500 feet.  Above the Goliad Formation lies the Deweyville Formation, Beaumont Clay, Lissie Formation, Montgomery Formation and the Willis Sand, which are composed of sand, gravel, silt and clay.

Three main structural zones are present in the STUP: the Balcones Fault Zone; the San Marcos Arch; and the Rio Grande Embayment.  The Balcones Fault Zone is north of the Hobson Project Area and divides the Upper Cretaceous and Eocene strata.  The Balcones Fault Zone is comprised of mainly normal faults that displace sediments by up to 1,500 feet, moving downward to the Gulf of Mexico.  The San Marcos Arch, northeast of the Hobson Project Area between the Rio Grande Embayment and East Texas Basin, is a broad area of lesser subsidence and a subsurface extension of the Llano Uplift.  The arch is crossed by basement-related normal faults that parallel the buried Ouachita Orogenic Belt of Paleozoic age.  The Rio Grande Embayment is a small, deformed basin that lies between the El Burro Uplift in northeast Mexico and the basin marginal Balcones Fault Zone to the south.  Some data indicate that the embayment was possibly compressed during the Laramide Orogeny in the Late Cretaceous–Paleogene.

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

Our Material Properties in Texas

Hobson CPP

The independent TRS for the Hobson CPP Project area (the “Hobson Project Area”) has been prepared for UEC, under the supervision of WWC (the “QP” herein”), pursuant to S‑K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment (“IA”) to support disclosure of mineral resources on projects surrounding the Hobson Project Area. There are no resources directly associated with the Hobson Project Area.

Property Description

The Hobson Project Area is located in Karnes County, Texas, northwest of Karnes City, within the GMB, approximately 100 miles northwest of Corpus Christi and 40 miles southeast of San Antonio. This facility represents the ‘hub’ of UEC’s ‘hub-and-spoke’ business model, which comprises a central processing facility supplied with uranium-loaded IX resin from ISR mining at one or more of the project areas. The Hobson CPP was constructed in 1978 when the Hobson Project Area was mined. In 2008, the plant was refurbished. The Hobson CPP has previously processed uranium from UEC’s Palangana Mine satellite facility (i.e., the first UEC ‘spoke’), and UEC plans to also process uranium from its Burke Hollow, Goliad, and Salvo Project satellite facilities.

The Hobson CPP consists of a resin transfer circuit for loading/unloading IX resin from tanker trucks, an elution circuit to strip uranium from the IX resin, a circuit to precipitate uranium oxide solids, a yellowcake thickener (if necessary) and a modern, zero-emission vacuum dryer. Other facilities and equipment include an advanced laboratory with inductively coupled plasma mass spectrometry, office building, yellowcake and byproduct material storage area, chemical storage tanks and one permitted and constructed waste disposal well. Another waste disposal well is permitted but has not been drilled because additional disposal capacity is not needed at the current time. With an average dryer cycle time of 40 hours and a current dryer loading capacity of 8 to 10 drums, the plant appears capable of yielding up to 1.5 million pounds per year without requiring physical modifications. An amendment to the license to increase annual capacity up to 4.0 millons pounds per year was recently approved, so the Hobson CPP is now permitted for production of up to four million pounds per year of uranium concentrates (yellowcake or U3O8). WWC personnel visited the Hobson CPP on November 2, 2021, and found it to be in a well-maintained and apparently fully operational condition, although the plant was inactive (i.e., not processing a batch of uranium-loaded resin) during the site visit.

The Hobson CPP will serve as the ‘hub’ of the Hobson Project Area with the other project areas serving as satellite facilities, or the ‘spokes”. The satellite facilities are considered material to the Hobson CPP. Mineral is mined at the project areas and is then transported to the Hobson CPP for processing.

A surety bond is in place for the Hobson CPP decommissioning requirements and is updated annually.

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

Ownership, control and operation of the Hobson Project Areas has varied greatly since the 1950s. The table below summarizes the operations and activities of various companies, the timeframe during which these activities were completed and the results of the work. The table below also summarizes historic drilling and the number of drill holes completed during each period.

Table 2.31: Historic Ownership and Operations at the Hobson Project Area

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

Geologic Setting, Mineralization and Deposit

The Hobson Project Area is located in the STUP which lies along the GMB.

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

Uranium mineralization occurs in zones that are located in fluvial channel sands of the Goliad Formation. These deposits consist of multiple mineralized sand horizons which are separated vertically by confining beds of silt, mudstone, and clay.

The Hobson project does not have associated current reserves or resources.

Palangana Project

The independent TRS for the Palangana Project area (the “Palangana Project Area”) has been prepared for UEC, under the supervision of WWC (the “QP” herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Palangana Project Area.

Figure 2.16 – Location of the Palangana Project

Property Description

The Palangana Project Area is 25 miles west of the town of Alice, Texas, and 15 miles to the southeast of Freer, Texas, in Duval County.  Corpus Christi is about 65 miles to the east of the Palangana Project Area.  The Palangana Project Area has been developed by several operators since the 1950s and has several wellfields that are drilled and ready for operations.  In addition, the Palangana Project Area produced 563,600 pounds U3O8 from 2010 to 2016 and currently has the infrastructure to begin mining immediately.  No resources are reported in areas outside of the Palangana Project Area boundary.  There are no reserves associated with the Palangana Project Area and it is considered a remote ‘satellite’ to the Hobson CPP.

Mineral rights for the Project are private (fee) mineral leases, obtained through negotiation with individual mineral owners. There are 12 fee mineral leases comprised of 6,969 acres at the Palangana project area. No resources are reported in areas outside of the Palangana project area boundary.

The Palangana Project is considered an Exploration Stage property under S-K 1300 as it has no currently defined reserves, but is a past producer and in terms of present conditions has all of the required permits and infrastructure necessary for ISR production. It has been carried in a care and maintenance condition since cessation of uranium recovery in 2016. The Company intends to continue the care and maintenance of the Palangana ISR Project Area, pending restart of uranium recovery operations.

There are no significant encumbrances to the property though routine renewals of permits and authorizations is ongoing. No recent regulatory violations or fines have been levied. A surety bond is in place for the Palangana Project’s restoration, reclamation and decommissioning requirements and is updated annually.

History

Uranium mineralization was discovered during potash exploration drilling of the Palangana Project Area Dome’s gypsum-anhydrite cap rock in 1952 by Columbia Southern Inc. (“CSI”), a subsidiary of Pittsburgh Plate Glass Corp. CSI conducted active uranium exploration drilling on the property starting in March 1956. Records of CSI’s exploration work are unavailable. However, both CSI and the AEC estimated underground mineable uranium resources. The only known details of the estimation method include a 0.15% eU3O8, a minimum mining thickness of 3 feet and widely spaced drilling on a nominal 200-foot exploration grid.

Union Carbide Corporation (“UCC”) acquired the Palangana Project Area property in 1958 and initiated underground mine development. Development work was quickly abandoned due to heavy concentrations of H2S gas, and UCC dropped the property. UCC reacquired the Palangana Project Area in 1967 after recognizing that it would be amenable to exploitation by the emerging ISR mining technologies. During the 1960s and 1970s, UCC drilled over 1,000 exploration and development holes and installed over 3,000 injection-production holes in a 31-acre block.

UCC attempted an ISR operation from 1977 through 1979 using a push/pull injection/recovery system. Ammonia was used as the lixiviate that later caused some environmental issues with groundwater. About 340,000 pounds of U3O8 were produced from portions of a 31-acre wellfield block. The production pounds indicate a 32% to 34% recovery rate. The push/pull injection/recovery system was later proven to be less productive than well configurations or patterns of injection wells around a recovery well. Further, the wellfield was developed without any apparent regard to the geology of the deposit, including disequilibrium. The UCC ISR work was basically conducted at a research level in contrast to the current level of knowledge. The historic production area lies on the western side of the dome and is not part of this resource estimate.

UCC placed the property leases up for sale in 1980. In 1981, Chevron Corporation (“Chevron”) acquired the UCC leases and conducted their own resource evaluation. After the price of uranium dropped to under $10/lb., General Atomics acquired the property and dismantled the process plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the NRC, the property was returned to the landowners in the late 1990s.

In 2005, EEI acquired the Palangana Project Area property and later joint ventured with Energy Metals through the formation of STMV. An independent consultant estimated that there were 5.7 million pounds of inferred resources in an area now referred to as the Dome trend proximal to the dome on the west side north of the prior UCC leach field. In 2006 and 2007, Energy Metals drilled approximately 200 additional confirmation and delineation holes. The PA-1 and PA-2 areas were found during this drilling program. In 2008, Energy Metals was acquired by Uranium One. During 2008 and 2009, the remainder of the holes on this Palangana Project Area were drilled by Uranium One. During this time, the five exploration trends to the east of the dome were identified and partially delineated. In December 2009, UEC acquired 100% ownership of STMV.

The table below describes the historic ownership and operations at the Palangana Project Area.

Table 2.32: Historic Ownership and Operations at the Palangana Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1952	CSI	Original controller of Palangana Project Area.	Records of CSI’s exploration work was unavailable

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

UCC acquired the Palangana Project Area in 1958 and ceased operations shortly after until 1967, when operations resumed for over a decade due to new technology. UCC placed the Palangana Project Area up for lease in 1980.

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

1981 – Unknown	Chevron	Chevron acquired the UCC leases and conducted their own resource evaluation.	N/A	Chevron resource evaluation indicated that an estimated 8 million lbs (non-CIM compliant) of eU3O8 existed on the entire site within unclassified material containing 0.125% eU3O8.
Unknown to late 1990’s	General Atomics	General Atomics acquired the Palangana Project Area for restoration work.	N/A

General Atomics acquired the property and dismantled the process plant in a property-wide restoration effort. Upon formal approval of the clean up by the Texas Natural Resources Conservation Commission and the NRC, the property was returned to the landowners in the late 1990s.

Late 1990’s to 2005	N/A	The Palangana Project Area returned to surface rights landowners.	N/A	N/A
2005	EEI and Energy Metals/Uranium One	EEI acquires Palangana and joint ventured with Energy Metals by forming the STMV. In 2008, Energy Metals was acquired by Uranium One.	Approximately 236 exploration and confirmation holes.

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

Geologic Setting, Mineralization, and Deposit

The Palangana Project Area is located in the STUP, which lies along the GMB.

The local geology at the Palangana Project Area is characterized by the occurrence of a Gulf Coast piercement salt dome.  This dome is approximately two miles in diameter and is overlain by Pliocene sediments of the Goliad Formation.  The Palangana Project Area dome is marked at the surface by a shallow circular basin surrounded by low hills rising above the basin floor.  The Palangana Project Area dome has an almost perfectly circular salt core with a remarkably flat top that is approximately 10,000 feet across and occurs from 800 to 850 feet below ground surface (“bgs”).  Radial faulting is present in all Goliad Formation sands on the flanks of the dome due to uplift during the intrusion of the dome.  Faults and fractures also exist in a random nature in the sands above the caprock due to dissolution of the salt dome from groundwater.  Once the salt was solubilized and removed, the overlying sediment collapsed, creating the basin and associated faults.

Uranium mineralization at the Palangana Project Area is typical of Texas roll-front sandstone deposits.  Uranium mineralization occurs along oxidation/reduction interfaces in fluvial channel sands of the Goliad Formation.  These deposits consist of multiple mineralized sand horizons, which are separated vertically by confining beds of silt, mudstone, and clay.

The Goliad Formation at the Palangana Project Area is composed of fine- to medium-grained, often silty, channel sands interbedded with lenses of mudstone and siltstone.  For the most part, the sand is very sparsely cemented although it varies from friable to indurated.  There is known to be minor faulting on the north end of the PA-1 deposit.  The Palangana Project Area stratigraphy is horizontal to sub-horizontal, with a 2-to-3-degree southeasterly dip at most.

Table 2.33 – Mineral Resources for the Palangana Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	232	210	0.134	643.1
Total M&I	232	210	0.134	643.1
Inferred – PA-1 and PA-2	96	87	0.100	192.5
Inferred – Dome, NE Garcia, SW Garcia, CC Brine, Jemison Fence, Jemison East	206	187	0.110 – 0.300	808.8
Total Resources	534	484	0.154	1,644.4

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.

A range of grades is presented for the Palangana inferred mineral because the resource estimation methods differed between PA-1/PA-2 and the rest of the trends. There was no cutoff for PA-1 and PA-2 block models. See Section 11.1 of the Texas Hub and Spoke TRS for a more detailed explanation.

3.	The sum of resource tons and lbs may not add up to the reported total due to rounding.
4.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
5.

Delineation drilling conducted at Palangana after 2010 was not incorporated into the resource estimate as in the experience of the QP, this type of drilling does not generally substantially change the resource estimates.

6.	All reported resources occur below the static water table.
7.	The point of reference for mineral resources is in-situ at the Project.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

Figure 2.17 – Location of the Burke Hollow Project

Property Description

UEC’s Burke Hollow Project property is located within the extensive STUP. The Burke Hollow Project is about 18 miles southeast of the town of Beeville and is located on the western side of US 77 and northeasterly of US 181, which links with US 59 in Beeville. The approximate center of the Burke Hollow Project lease is located at latitude 28.2638 and longitude -97.5176, in decimal degrees. Site drilling roads are entirely composed of caliche and gravel, allowing access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods.

The Burke Hollow Project consists of one fee (private) mineral leases comprised of 17,511 acres. This lease area would allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and above ground surface facilities for fluid processing and uranium production during the mining and groundwater restoration phases of the Burke Hollow Project. All payments for the private lease are up to date. No mineral resources are reported in areas outside of the Burke Hollow Project boundary.

The present condition of the property is considered advanced with monitor well installation completed in the first production area. A caliche pad site with offices and storage containers in addition to some all-weather roads are constructed, and plans are in place for power and other infrastructure needs.

No significant encumbrances exist on the property. The Company intends to complete the permitting of the production area authorization (PAA) and other necessary approvals in the coming years. To date, there have been no violations or fines levied on the property. A surety estimate for Burke Hollow’s project restoration, reclamation and decommissioning costs have been prepared and approved by the Texas Commission on Environmental Quality (TCEQ).  A surety bond for the current restoration, reclamation and decommissioning requirements will be in place at least 60 days prior to production.

History

Uranium exploration and mining in South Texas primarily targets sandstone formations throughout the Coastal Plain bordering the Gulf of Mexico.  The area has long been known to contain uranium oxide, which was first discovered in Karnes County, Texas, in 1954 using airborne radiometric survey.  The uranium deposits discovered were within a belt of strata extending 250 miles from the middle coastal plain southwestward to the Rio Grande.  This area includes the Carrizo, Whitsett, Catahoula, Oakville, and Goliad geologic formations.  Open pit mining began in 1961 and ISR mining was initiated in 1975. The uranium market experienced lower demand and price in the late 1970s and in 1980, there was a sharp decline in all Texas uranium operations.

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

The historic data package obtained by UEC for portions of the current Burke Hollow Project Area provided the above-described information. Based on the limited number of drill holes, no meaningful resource or reserve determination was made by TOMIN or Nufuels. However, the actual drilling and geophysical logging results have been determined to be properly conducted according to current industry standards.

Table 2.34: Historic Ownership and Operations at the Burke Hollow Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1982	Nufuels	Original controller of the Burke Hollow Project Area.	18 exploration holes on or nearby the Welder Lease

Nufuels drilled 18 exploration holes on or nearby UEC’s 1,825-acre Welder lease in conjunction with a larger regional program, which was conducted by Nufuels. Exploration holes were drilled to approximately 1,100 ft bgs and tested the entire prospective Goliad Formation. Results showed the presence of a reduction-oxidation interface in sands of the lower Goliad Formation, but there was insufficient data to link economically viable uranium mineralization.

1993	TOMIN	Exploration program.	12 exploration holes on or near the Thomson-Barrow Lease.

TOMIN conducted a short reconnaissance exploration drilling program on the Thomson-Barrow lease. TOMIN drilled a total of 12 holes on permitted acreage that they negotiated for exploration. 11 of the 12 drill holes intersected anomalous gamma ray log signatures indicative of uranium mineralization, but there was insufficient data to link economically viable uranium mineralization.

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

In 2019, UEC completed 129 drill holes, mostly focusing on delineating the Lower B1 and Lower B2 sands in the proposed PA-1. In addition, UEC began installing perimeter monitor wells in proposed PA-1. In total, 57 holes were drilled solely for delineation and exploration purposes and 72 holes were drilled for monitoring purposes. From 2021 to 2022, UEC conducted another drilling program to upgrade a portion of their resources from inferred to measured and indicated, to better define the ore body in proposed PA-1 and to install monitor wells. 168 delineation and exploration holes were drilled as of March 7, 2022. 24 of these holes were also used as monitor wells. This drilling program is ongoing for the purpose of completing more monitor wells. The first production area authorization application has been submitted and 533 exploration and delineation holes have been drilled within PA-2 area as of July 31, 2023.

Geologic Setting, Mineralization and Deposit

The Burke Hollow Project Area is located in the STUP, which lies along the GMB.

Uranium mineralization at the Burke Hollow Project Area is typical of Texas roll-front sandstone deposits. All mineralization at the Burke Hollow Project Area occurs in the Goliad Formation. Uranium mineralization occurs along oxidation/reduction interfaces in fluvial channel sands of the Goliad Formation.  These deposits consist of multiple mineralized sand horizons which are separated vertically by confining beds of silt, mudstone, and clay.

The uranium-bearing sands of the Goliad Formation at the Burke Hollow Project Area occur beneath a thin layer of Pleistocene-aged Lissie Formation gravels, sands, silts, and clays, which overlie much of the Burke Hollow Project Area.  The Goliad Formation uncomfortably underlies the Lissie Formation.  Uranium mineralization discovered to date occurs within three of the four sand members of the Goliad, designated as the uppermost Goliad A, Goliad B and the lowermost Goliad D.

The Goliad sand is one of the principal water-bearing formations in South Texas and is capable of yielding moderate to large quantities of water.  All of the project areas included in this Burke Hollow Project Area target the Goliad Formation, which is a proven aquifer with characteristics favorable to ISR.

There are two northeast-southwest trending faults at the Burke Hollow Project Area that are likely related to the formation of uranium mineralization.  The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetic fault downthrown to the northwest, forming a large graben structure.  The presence of these faults is likely related to the increased mineralization at the site.  The faulting may have served as conduits for reducing waters and natural gas to migrate upward from deeper horizons, as well as altering the groundwater flow system in the uranium-bearing sands.

Table 2.35 – Mineral Resources for the Burke Hollow Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	70	64	0.082	114.7
Indicated	1,337	1,213	0.087	2,209.0
Total M&I	1,407	1,277	0.083	2,323.7
Inferred	2,494	2,263	0.095	4,859.0
Total Resources	3,901	3,540	0.092	7,182.7

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.3 m% eU3O8
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Goliad Project

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

Figure 2.18 – Location of the Goliad Project

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

There are seven fee (private) mineral leases comprised of 636 acres on the Goliad Project Area.  Payments for the private leases are up to date.  UEC obtained mining leases by assignment from a private entity (Brad A. Moore) in 2006.  No resources are reported in areas outside of the Goliad Project Area boundary. UEC has completed all the required permitting in order to mine at the Goliad Project Area.

While the projects current designation under S-K 1300 is Exploration Stage due to lack of reserves, the current condition of the property is moderately advanced. The project lacks only the production area authorization in terms of regulatory authorizations and is otherwise fully permitted with the radioactive materials license in timely renewal. The Company plans to continue to keep the property in a care and maintenance status.

No significant encumbrances are on the property. The Company intends to continue permit renewals and there have been no violations or fines levied on the property. A surety estimate for the Goliad Project’s restoration, reclamation and decommissioning has been prepared and approved by the Texas Commission on Environmental Quality (TCEQ).  A surety bond for the current restoration, reclamation and decommissioning requirements will be in place at least 60 days prior to production.

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

Table 2.36: Historic Ownership and Operations at the Goliad Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1979	Coastal Uranium, Inc. (Coastal Uranium)	Exploration program.	12 exploration holes.

Coastal Uranium drilled widely spaced exploration holes in the region as part of the Coastal States wide-spaced drilling exploration effort. Eight of these holes were drilled at or near the Goliad Project Area. Additional information on the exploration is described below.

1980	Moore Energy Corporation	Review of data and leases from Coastal Uranium and exploration program.	479 exploration and delineation holes.

Moore Energy Corporation reviewed the Coastal States exploration data and soon after acquired several leases from Coastal Uranium, including several in the Goliad Project Area. From March 1983 through August 1984, Moore Energy Corporation conducted an exploration program at Goliad. All of the boreholes were drilled using truck-mounted drilling rigs contracted with various drilling companies. Samples were taken by the driller for review and logged by a geologist. The holes were logged for gamma ray, self-potential and resistance by contract logging companies. No down-hole deviation tool was available. Historical resource estimates were prepared by Moore Energy Corporation from data gathered in 1983-1985. For each drill hole, a Grade x Thickness (GT) was determined, and the mineral was outlined with a 0.3 GT contour. The average GT of the holes within the contoured outline was used to estimate the resources meeting the specified criteria. Moore Energy Corporation’s historical resource estimated approximately 3,366,000 tons at an average grade of 0.05% (eU3O8 and an average DEF of 1.494 (Moore, 1986). This equates to approximately 5.2 million lbs of uranium.

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

Uranium mineralization at the Goliad Project Area is typical of Texas roll-front sandstone deposits. All mineralization at the Goliad Project Area occurs in the Goliad Formation. The Goliad Formation occurs at surface on the Goliad Project Area. The mineralized units are sandstones within the Goliad Formation and are designated by UEC as the A through D sands from younger (upper) to older (lower), respectively. The sand units are generally fine to medium-grained sands with silt and varying amounts of secondary calcite. The sand units vary in color depending upon the degree of oxidation-reduction and could be from light brown-tan to gray. The sand units are generally separated from each other by silty clay or clayey silts that serve as confining units between the sand units.

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

The Goliad sand is one of the principal water-bearing formations in South Texas and can yield moderate to large quantities of water. All of the project areas included in this Goliad Project Area target the Goliad Formation, which is a proven aquifer with characteristics favorable to ISR.

Table 2.37 – Mineral Resources for the Goliad Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	1,595	1,447	0.053	2,667.9
Indicated	1,504	1,364	0.102	3,492.0
Total M&I	3,099	2,811	0.099	6,159.9
Inferred	1,548	1,403	0.195	1,224.8
Total Resources	4,647	4,214	0.079	7,384.7

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.20 m% eU3O8
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Salvo ISR Project

An independent TRS for the Salvo Project area (the “Salvo Project Area”) has been prepared for UEC, under the supervision of WWC (as “QP” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Salvo Project Area. There are no mineral reserves associated with this Salvo Project Area.

Surety estimates for restoration, reclamation or decommissioning will be calculated when the project is permitted.

Figure 2.19 – Location of the Salvo Project

Property Description

The Salvo Project Area is located in South Texas near the northeast end of the STUP. The Salvo Project Area consists of two leases that would allow the mining of uranium by ISR methods. The Salvo Project Area is about 10 miles south of the city of Beeville and approximately five miles west of US Highway 181, a primary highway that intersects with US Highway 59 in Beeville and I-10 to the north. Site drilling roads are mostly caliche-gravel based and allow access for trucks and cars in most weather conditions. Four-wheel drive vehicles may be needed during high rainfall periods. The Salvo Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions. The Company has maintained the leases though has no near-term work plans for the property.

The Salvo Project Area is also located in an area of Texas that has extensive farming activity. Most of the property is used for farming and has a high level of crop cultivation. There are two mineral leases comprised of 800 acres at the Salvo Project Area. All payments for the private lease are up to date.

No historic uranium mining is known to have occurred on any of the Salvo Project Area leases and only state permitted (RCC) uranium exploration drilling has taken place. Prior to any mining activity at Salvo, UEC will need to acquire all the necessary permits from the RCC, TCEQ and EPA.

No significant encumbrances are on the property. All necessary permits will be required though the Company does not intend to initiate those efforts in the near term. No violations or fines have been levied on the Property.

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

Table 2.38: Historic Ownership and Operations at the Salvo Project Area

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

Geologic Setting, Mineralization and Deposit

The Salvo Project Area is located in the STUP, which lies along the GMB.

All mineralization at the Salvo Project Area occurs in the Goliad Formation. Uranium mineralization occurs along oxidation/reduction interfaces in fluvial channel sands of the Goliad Formation. These deposits consist of multiple mineralized sand horizons, which are separated vertically by confining beds of silt, mudstone and clay.

The Salvo Project Area is situated in the major northeast-southwest trending Goliad Formation of fluvial origin. The Geologic Map of Texas indicates that a thin layer of Pleistocene-aged Lissie Formation uncomfortably overlies the Miocene Goliad Formation. The Lissie Formation consists of unconsolidated deposits of sand, silt and clay, with minor amounts of gravel.

The uranium-bearing Goliad Formation underlies the Lissie Formation and is present at depths ranging from near-surface to approximately 600 feet in depth on the eastern side of the Salvo Project Area. Uranium Resources Inc. (“URI”) determined that uranium mineralization occurs within six individual sand units in the lower Goliad La Para member at depths generally ranging from 400 to 600 feet.

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

There are at least two northeast-southwest trending faults located near the Salvo Project Area that are likely related to the formation of the Salvo Project mineralization. These exist at a depth of approximately 3,000 feet bgs based on petroleum industry maps and are not believed to extend into the Goliad Formation. The northwesterly fault is a typical Gulf Coast normal fault, downthrown toward the coast, while the southeastern fault is an antithetical fault downthrown to the northwest, forming a graben structure. The presence of these faults is likely related to the increased mineralization at the site. The faulting has probably served as a conduit for reducing waters and/or gases to migrate from deeper horizons as well as altering the groundwater flow system in the uranium-bearing sands. The Geologic Atlas of Texas, Beeville-Bay City Sheet does not show any faulting at the surface in the Salvo Project Area.

Table 2.39 – Mineral Resources for the Salvo Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	1,125	1,020	0.091	2,839.0
Total Resources	1,125	1,020	0.091	2,839.0

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.3 m% eU3O8
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Arizona Properties

Arizona Conventional Uranium Activities

Uranium mining and processing work has occurred in Arizona over several historical periods, primarily from small tonnage production underground mines. Initial historical mining in the 1950’s and early 1960’s was primarily out of the Four Corners area of Southwestern Arizona in the Salt Wash member of the Morrison Formation. Mining was typically completed using underground access and targeted both uranium and vanadium. A second important deposit type was the breccia pipes of the Colorado Plateau area. A compilation produced by the U.S. Department of Energy in 1980 estimated that over 18 Mlb. of uranium oxide was produced out of Arizona between 1948 and 1970. (Scarborough, R.B., 1981)

UEC’s projects in Arizona include the material Anderson Project and the non-material Workman Creek Project. The uranium mineralization at both projects is hosted in flat lying sedimentary rocks. Uranium mineralization at the Anderson Project occurs in the Date Creek Basin. The uranium mineralization at Workman Creek occurs in the Sierra Ancha mountain range and hosted in flat-lying quartzite of the Dripping Spring Quartzite. While UEC’s conventional projects in Arizona remain at an Exploration Stage, with sufficient price support they would become economic and would be recovered through open pit and/or underground mining methods, benefitting from the proximity to existing power and road infrastructure, and available labor from the nearby city of Phoenix.

In the Workman Creek area up to 13 mines were in operation within the Sierra Ancha region. Between 1953 and 1960, over 21,000 tons of ore was produced with an average grade of 0.24% U3O8. In 1954, the United States Atomic Energy Commission (“AEC”) conducted a low-level airborne radiometric survey of the Sierra Ancha region.  A large prospecting and developing rush followed the release of the results of the airborne survey. By 1957 more than 100 uranium showings were discovered within the Dripping Spring quartzite; of these about 30 had been explored by workings or drillholes. By 1960, all of the small mining operations in the Sierra Ancha region ceased production.

Uranium mining in the Anderson area began in January 1955, when anomalous radioactivity was detected in the vicinity of the Project using an airborne scintillometer.  After a ground check revealed uranium oxide in outcrop, numerous claims were staked. The “Anderson Mine,” as the operation was known at the time, was drilled and mined by Mr. Anderson.  Between 1955 and 1959 mining activity resulted in 10,758 tons that averaged 0.15% U3O8, and 33,230 pounds U3O8 were shipped to Tuba City, Arizona for custom milling. In 1959, production stopped when the Atomic Energy Commission (AEC) ended the purchasing program.

Permitting Requirements in Arizona

Exploration drilling and associated activities require an exploration permit and a reclamation bond must be posted.  Exploration and mining activities on Arizona state land are administrated by the Arizona State Land Office.  In order to conduct additional work for BLM administered ground, UEC needs to submit a plan of operations, a minimal impact exploration permit and a special use permit.

The permitting and licensing requirements in Arizona are similar to other states in the US.

●	all exploration and mining activities must comply with the National Environmental Policy Act (NEPA); and
●	required environmental permits and licenses would include but may not be limited to:
●	Mine Land Reclamation Plan; Arizona State Mine Inspector;
●	Exploration Permit; Arizona State Land Department;
●	Plan of Operations; Bureau of Land Management;
●	Source Material License; U.S. Nuclear Regulatory Commission;
●	Water Wells and Appropriations; Arizona Department of Water Resources;
●	Dams and Impoundments; Arizona Department of Water Resources;
●	Air Quality Control Permit; Arizona Department of Environmental Quality;
●	Water and Stormwater Discharge Permits; Arizona Department of Environmental Quality;
●	Hazardous Waste; Arizona Department of Environmental Quality and EPA;
●	Solid Waste; Arizona Department of Environmental Quality;
●	Mine Safety and Health; Arizona State Mine Inspector and MSHA; and
●	County Zoning and Construction Permits.

Geology and Mineralization in Arizona

Geology of the Date Creek Basin

The Date Creek Basin is one of hundreds of Paleogene basins throughout western Arizona, southeastern California, Nevada and western Utah.  Paleogene lacustrine and fluvial sediments and Quaternary gravels have filled these basins to depths of several thousand meters.

The basin is surrounded by dissected mountain ranges containing Precambrian metamorphic rocks and granites.  Surrounding mountain ranges include the Black Mountains, to the north and northeast, and the Rawhide, Buckskin and McCracken Mountains, to the west.  To the south and southeast the basin is bordered by a low drainage divide imposed by the Harcuvar and the Black Mountains.  The margins of the basin are filled with early Paleogene volcanic flows and volcaniclastic sediments.  The basin itself is filled with Oligocene to Miocene lacustrine and deltaic sediments covered by a thick mantle of Quaternary valley fill.

The Date Creek Basin was an area of active volcanism during Paleogene time.  A thick series of volcanic flows and associated sediments of volcanic ash and clastics were deposited on the pre-existing surface.  During a quiescent period, the Date Creek Basin was covered by a shallow lake or swamp in which a thick sequence of fine-grained sediments was deposited.  Interbedded coarse sediments, volcanic basalt flows and conglomerates overlay the lake-bed sediments.  This sequence of stratified volcanic and sedimentary rocks is 3,000 to 5,000 feet thick in the central portion of the Date Creek Basin.

The regional stratigraphic sequence was summarized, from oldest to youngest by MinEx, as follows:

●	Precambrian or Jurassic granitic basement complex;

●	Lacustrine clastic and volcanic members of the Palaeocene-Eocene Artillery Peak Formation;

●	Arrastra Volcanic Complex, including dacitic intrusions, andesitic flows and volcaniclastic members of Paleogene age;

●	Chapin Wash Formation, Anderson Mine lacustrine sediments of Miocene age;

●	Conglomeratic-sandstone unit, possibly equivalent to upper Chapin Wash Formation;

●	Miocene basalt;

●	Pliocene-Pleistocene conglomerate; and

●	Quaternary alluvium.

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

Our Material Properties in Arizona

Anderson Uranium Project

A TRS was prepared for UEC on the Anderson Project area (the “Anderson Project Area”) located in Arizona. This TRS was prepared for UEC by BRS Inc. Engineering (“BRS”) under the supervision of Douglas Beahm, PE, PG, and co-authored by Clyde Yancey, PG, then Vice President of Exploration, UEC (collectively, the “QP” herein). The Anderson Project Area does not have mineral reserves and is therefore considered an exploration stage property under S-K 1300 definitions.

Property Description

The Anderson Project Area is located in Yavapai County, west-central Arizona, approximately 75 miles northwest of Phoenix and 43 miles northwest of Wickenburg (latitude 34°18'29" N and longitude 113°16'32" W, datum WGS84). The general area is situated along the northeast margin of the Date Creek Basin. The Anderson Project Area is located on the south side of the Santa Maria River, approximately 13 miles west of State Highway 93 (refer to Project Location Map). The Anderson Project Area occupies part or all of Sections 1 and 3, 9 through 16, 21 through 27, and 34 of Township 11 North, Range 10 West and portions of Sections 18, 19, and 30 of Township 11 North, Range 9 West of the Gila and Salt River Base Meridian.

Figure 2.20 – Location of the Anderson Project

The Anderson Project Area covers 8,268 acres (12.9 square miles) and is comprised of 386 contiguous, unpatented lode mining and placer claims totaling 7,628 acres and one Arizona State land section totaling 640 acres. It is located in western Yavapai County, approximately 75 miles northwest of Phoenix. The northern section of the Anderson Project Area holds the open-pit resource, and the adjacent southern section holds the underground resource.

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

To maintain the mineral tenor, UEC must pay annual claim maintenance fees of $165 per claim, due on September 1 of each year. In addition, Arizona State mineral leases are held with an exploration permit. There is a $500 annual fee for the exploration permit, plus $1 per acre rental for the first five years. For the first two years, there is also a minimal exploration expenditure requirement of $10 per acre per year. For years three through five, there is a $20 per acre minimum. There are no royalties on the BLM unpatented mining claims. Arizona State mineral leases are subject to a 5% production royalty. The state of Arizona has an overriding severance tax of 2.5% on 50% of the net proceeds. No other encumbrances are known.

Infrastructure and Local Resources

The Project area is undeveloped and there are no facilities or equipment on site, except for various access and drill roads and various water wells previously constructed. No utilities exist on or immediately adjacent to the Project area. Various water wells exist on and near the Project that can support large-scale mining operations.

The nearest town is Congress (population 1,700) located 32 road miles to the east. The nearest major housing, supply center and rail terminal is in Wickenburg (population 6,363) located approximately 43 miles from the Project by road. Phoenix (population 1.45 million), approximately 100 miles to the southeast by road, is the nearest major industrial and commercial airline terminal. Kingman (population 24,000) is located approximately 110 miles to the northwest by road.

History

In January 1955, T.R. Anderson, of Sacramento, California, detected anomalous radioactivity in the vicinity of the Anderson Project Area using an airborne scintillometer. After a ground check revealed uranium oxide in outcrop, numerous claims were staked. The Anderson Mine, as the operation was known at the time, was drilled and mined by Mr. Anderson. Work between 1955 and 1959 resulted in 10,758 tons that averaged 0.15% U3O8 and 33,230 pounds U3O8 were shipped to Tuba City, Arizona, for custom milling. In 1959, production stopped when the AEC ended the purchasing program.

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

In 1975, MinEx purchased the northern portion of the current Anderson Project Area after a 53-hole, 5,800 meter (19,000 foot) drilling program on 250 meter centers confirmed a much greater uranium resource potential than had been interpreted from the 1968 Getty gamma log data. Further exploration work, consisting of a 180-hole, 22,555 meter (74,000 ft) drill and core program on 120 meter centers, was conducted from November 1975 through February 1976 to further delineate the uranium resources. By 1980, MinEx had completed a total of 1,054 holes by rotary and core drilling.

In 1977, the Palmerita Ranch, located 11 kms west of the deposit along the Santa Maria River, was acquired by MinEx to provide a water source for the operations in the event that closer sources proved inadequate. Based on favorable economics, indicated in a Preliminary Feasibility Study completed by Morrison-Knudsen Company, Inc., in December 1977, a detailed Final Feasibility Study was undertaken early in 1978 to evaluate the MinEx holdings on the northern portion of the current project.

In 1973, Urangesellschaft expressed an interest in the former Anderson Property. Urangesellschaft located a claim block, “Date Creek Project”, on the down-dip extension of the mineralization immediately to the south of MinEx’s claims. In 1973 to 1982, subsequent drilling programs delineated mineralization from a total of 352 drill holes with 122,744 meters (402,773 feet) of rotary and core drilling.

Depressed uranium prices stalled exploration activities until 1995 when an individual, Hanson, consolidated portions of the former MinEx and Urangesellschaft claims under single ownership. Hanson dropped the claims by 1998. In 2001, Concentric Energy Corp. (“Concentric”) restaked the claims and controlled ownership until May, 2011. In 2006, Concentric drilled 24 reverse-circulation holes and one core hole on the MinEx portion of the Anderson Project Area to confirm the reproducibility and authenticity of the historical MinEx exploration database. Concentric had planned a similar confirmation drilling campaign on the former Urangesellschaft portion of the Anderson Project Area for the 2007 field season, but the drill program was never done. UEC has not conducted any drilling activity to date.

Permitting and Licensing

Exploration and mining activities for the mining claims of the Anderson Project Area are administrated by the BLM, Kingman Field Office. Exploration drilling and associated activities require an exploration permit and a reclamation bond must be posted. The Anderson Project Area was drilled as recently as 2006, and it is not expected that any of these requirements will have an effect on the ability to conduct exploration activities. UEC has exploration permits on the two state sections. In order to conduct additional work for BLM administered ground UEC needs to submit a plan of operations, a minimal impact exploration permit and a special use permit.

The authors are not aware of significant environmental liabilities on the property. However, it is important to note that 195 acres in the northern part of the project area were classified as “disturbed” by the Bureau of Land Management. The disturbed area is a result of minor production via dozer cuts from surface mining done in the 1950s. No specific social or community related requirements, negotiations, and/or agreements are known to exist with local communities and/or agencies other than those discussed herein. No outstanding environmental liabilities to UEC are known to the authors.

Arizona mine regulations do not require backfill and regrading to approximate original contours and do allow remnant highwalls so long as stability and protection of human health and the environment are adequately addressed.  Heap leach recovery will require the isolation of all mill waste material including contaminated buildings and equipment to be disposed of in a lined disposal cell which is isolated from dispersion through all environmental pathways.  The heap pads meet this criterion when covered with a radon cap and erosional protection layer. If properly sited, the heap pads can be reclaimed in place along with any contaminated materials for the plant decommissioning. Reclamation of the heap leach and mineral processing facility will be in accordance with USNRC source materials license conditions for the project.

Geologic Setting, Mineralization and Deposit

The Anderson Project Area is located along the northeast margin of the Date Creek Basin of the Basin and Range Province of the western United States.

Three major faults cross the Anderson Project Area: The East Boundary Fault System; Fault 1878; and the West Boundary Fault System. Faults trend predominantly from N30oW to N55oW and dip steeply (approximately 80o) to the southwest.

Another set of faults trending more westerly (N65oW) are present in the south-central portion of the Anderson Project Area. A fault set trending northeast-southwest has been speculated by Urangesellschaft and others but has not been observed in the field. Many of the north-westerly surface water drainage tributaries are developed partially along fault traces.  Fault displacements range from a few inches to more than 300 feet. Fault movement is generally of normal displacement resulting in stair-stepped fault blocks. Local faults also tend to hinge.

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

●

Lacustrine Sedimentary rocks: micaceous siltstones and mudstone, calcareous siltstones and silty limestone, thin beds of carbonaceous siltstone and lignitic material and host of uranium mineralization, averaging about 60 to 100 meters thick;

●	Lower Sandstone Conglomerate: arkosic sandstones and conglomerate, averaging about 60 to 100 meters thick;

●	Basaltic Flows and Dikes: amygdular basalt, averaging about 20 meters thick;

●	Upper Conglomerate: cobble and boulder conglomerate, partly indurate and locally calcite cemented, averaging about zero to 60 meters thick; and

●	Quaternary Alluvium: unconsolidated sand and gravel, caliche formed where calcite cemented.

Uranium mineralization at the Anderson Project Area occurs exclusively in the sequence of Miocene age lacustrine lakebed sediments. The lacustrine sediments unconformably overlie the andesitic volcanic unit over most of the Anderson Project Area. However, to the east of the Anderson Project Area they overlie the felsic to intermediate volcanic unit. The uranium host rock sequence consists predominantly of a green to gray-green tuffaceous mudstone, which is interbedded with calcareous mudstone, carbonaceous mudstone, limestone, marl, lignite, chert and minor sand lenses. This sequence has been called the Anderson Mine Formation by Sherborne and ranges from 100 meters to more than 500 meters in thickness. This section has been tentatively correlated westward with the Chapin Wash Formation and most probably inter-tongues with the Chapin Wash Formation.

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

Grades of mineralization range from 0.025% U3O8 to normal highs of 0.3 to 0.5% U3O8, with intercepts on occasion of 1.0% to 2.0% U3O8. Secondary enrichment of syngenetic mineralization is observed along faults and at outcrops.

Mineral Resources

Based on the density of drilling, continuity of geology and mineralization, testing, and data verification the mineral resource estimates meet the criteria for indicated mineral resources as summarized herein.

Estimated indicated mineral resources are summarized in the following table at a 0.02% eU3O8 grade cutoff and a 0.1 ft% GT cutoff. Mineral resources were estimated separately for each mineralized zone. The total contained mineralized material was first estimated. Then reasonable prospects for economic extraction were applied resulting in an 18% reduction from the estimate of total mineralized material.

Mineral resources are not mineral reserves and do not have demonstrated economic viability. However, considerations of reasonable prospects for eventual economic extraction were applied to the mineral resource calculations herein.

Table 2.40 – Mineral Resources for the Anderson Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Sum Thickness (ft)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-	-
Indicated – Zone A	862	782	3.8	0.111	1,907
Indicated – Zone B	7,347	6,665	9.5	0.108	15,816
Indicated – Zone C	6,211	5,634	10.4	0.094	11,730
Indicated – Zone D	760	689	3.2	0.093	1,421
Indicated – Zone E	911	826	7.6	0.060	1,095
Indicated – Zone F	84	76	4.6	0.051	86
Total M&I	16,175	14,673	8.2	0.099	32,055
Inferred	-	-	-	-	-
Total Resources	16,175	14,673	8.2	0.099	32,055

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.1 m% eU3O8 and metallurgical Recovery estimated at 90%.
4.	Economic factors have been applied to the estimates in consideration of reasonable prospects for economic extraction.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Canadian Uranium Projects

Canadian Conventional Projects

The majority of our Canadian projects are currently considered to be potential conventional open pit or underground uranium projects. These projects are in two different geological terrains, the well-known Athabasca Basin in Saskatchewan, and the Thelon Basin in Nunavut. We do not currently have Canadian projects that we operate at a Development stage, all assets operated by UEC are considered to be Exploration Stage projects under S-K 1300 definitions.

Conventional uranium deposits in the Athabasca and Thelon Basins of Saskatchewan and Nunavut respectively are typically unconformity-associated uranium deposits. Wherein uranium mineralization is focused by structures that have promoted the penetration of uranium bearing fluids into trap locations at or near the unconformity between Archean and early-Paleoproterozoic metamorphosed sedimentary and igneous basement rocks and the overlying unmetamorphosed late-Paleoproterozoic sandstone rocks.

Figure 2.20 – Canadian Uranium Projects

Figure 2.21 – Saskatchewan Uranium Projects

Geology of the Athabasca Basin

The Athabasca Basin is elongated along an east-west axis and straddles the boundary between two subdivisions of the Western Churchill Province. The Rae Subprovince to the west and the Hearne Subprovince to the east. The subprovinces are separated by the northeast trending Snowbird Tectonic Zone, locally known as the Virgin River-Black Lake shear zone in the area of the Athabasca Basin.

The Hearne Craton beneath the eastern Athabasca Basin comprises variably reworked Archean basement, which is dominated by granitic domes and foliated to gneissic granitoid rocks with infolded outliers of Paleoproterozoic metasedimentary rocks. The structural and tectonic regime of the area has been influenced strongly by collisional tectonics between the Hearne and Superior Cratons during the early Proterozoic Trans-Hudson Orogen, which occurred approximately 1.9 billion years ago (“Ga”) to 1.77 Ga. Prior to deposition of the Athabasca Group, rocks of the Rae and Hearne Provinces that would later form the basement of the basin rocks experienced a lengthy period of weathering and non-deposition. Consequently, the basal Athabasca stratigraphy is underlain by a regolith of deeply weathered, hematite-stained basement. In places, the preserved regolith can reach a thickness of up to 50 m, but typically less than 10 m.

Unconformably overlying the basement rocks is the late Mesoproterozoic Athabasca Group consisting mainly of fluvial clastic sedimentary rocks, which are about 1,400 m thick in the central part of the basin (Ramaekers, 2001). The Athabasca Group comprises eight formations, although in the eastern Athabasca Basin, the Manitou Falls Formation is the only formation present. It is subdivided into four units, from bottom to top, designated MFa to MFd. Lithologies are dominated by fine to coarse-grained, partly pebbly or clay-intraclast-bearing quartz arenites. Minor conglomerates, mudstones, and dolostones also occur.  Apart from faulting and local folding associated with thrusting, the Athabasca Group strata are undeformed and unmetamorphosed. Age dating of zircons and diagenetic fluorapatite (SGS, 2003) indicate an age of sedimentary deposition around 1.77 Ga, post-dating the Trans-Hudson Orogeny (circa 1.9 Ga to 1.77 Ga).

Our Material Saskatchewan Properties

Roughrider Uranium Project

The independent TRS for the Roughrider Project area (the “Roughrider Project Area”) has been prepared for UEC, under the supervision of SRK Consulting (UK) Limited (the “QP” herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment to support disclosure of mineral resources on the Roughrider Project Area.  There are no mineral reserves associated with the Roughrider Project Area. The Roughrider Project does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

Figure 2.22 – Location of the Roughrider Project

Property Description

The Roughrider Project Area is located seven kms north, via gravel road, of Points North Landing, a service centre on Provincial Road 905, in the eastern Athabasca basin of northern Saskatchewan, Canada. The Roughrider Project Area is approximately 440 kms north of La Ronge, and 700 kms north of Saskatoon, at the coordinates 556,545E and 6,466,820N UTM.  The Roughrider Project Area is an Exploration Stage property within the 597-hectare mineral lease ML-5547, which is 100% held by UEC. The Roughrider Project Area site comprises core logging, office and storage facilities.

The area around the Roughrider Project Area is a well-developed mining area close to necessary infrastructure and resources. The Roughrider Project Area can be accessed by a seven km gravel road, floatplane or helicopter from Points North Landing. Points North Landing is on Provincial Road 905 which is linked to the nearest sizeable population centre, La Ronge 440 kms south, by Highway 102. There are several daily commercial airline services from Saskatoon to Points North Landing, and regular charter flights for Orano’s McLean Lake operation.

There is one mineral lease on the Roughrider Project Area, which is 100% held by UEC.  The lease covers 597 hectares and has been registered with the Saskatchewan Ministry of Energy and Resources.

The project is a mature Exploration Stage project, with significant historical drilling, environmental baseline work, and historical economic assessment work as outlined below. At present, UEC is completing an updated economic assessment of the project, as well as camp infrastructure rehabilitation and upgrades. UEC intends to complete additional resource delineation work in the upcoming 2023/2024 fiscal year to further advance the project. The current exploration camp facilities are over 10 years old but remain in good condition. No mine infrastructure or underground development is present on the project.

History

Between 1969 and 1974, following the discovery of the Rabbit Lake uranium deposit in 1968 by Gulf Minerals Ltd., Numac Oil and Gas (“Numac”) held the large Permit Number Eight over the Midwest Lake (McMahon Lake) and Dawn Lake areas. At the time, Numac, in conjunction with their partners. Esso Minerals and Bow Valley Industries, focused on the Midwest Lake area, located adjacent to the Roughrider Project Area.  In 1976, Asamera Oil Corp. (“Asamera”) initiated the Dawn Lake project, located approximately six kms southeast of the current Roughrider Project Area. In 1983, the Saskatchewan Mining and Development Corporation (“SMDC”), predecessor to Cameco Corporation (“Cameco”), became the operator of the Dawn Lake Joint Venture. By 1995, the Dawn Lake Joint Venture consisted of Cameco, Cogema Resources Inc. (now Orano SA), PNC Exploration Canada Ltd. and Kepco Canada Ltd.

Early work by Asamera on the Esso North claim consisted of electromagnetic (“EM”) and aeromagnetic surveys in 1977, followed by airborne very low frequency (“VLF”) EM, magnetic and radiometric surveys in 1978 and 1979 by Kenting and Geoterrex, respectively. From 1978 to 1981, Turam, Vector Pulse EM and VLF-EM surveys confirmed the east-west conductor as well as some weaker northeast trending VLF-EM conductors. During this same period, Asamera drilled 21 holes on the Esso North claim.  The first 10 holes were drilled across the projected northeast strike extent of the Roughrider Project Area. The other eleven holes were drilled on the main east-west striking conductor.

In 1984, SMDC carried out Time Domain EM (“TEM”) on the Esso North claim and completed two additional holes.  Exploration on the Esso North claim was dormant until 1995, when Cameco resurveyed the area with TEM and located both the east-west conductor and the weak northeast striking conductor. The latter target was tested by one hole, EN-20; it intersected faulted and altered sandstone but no significant radioactivity.  In 1996 one drillhole, EN-21, was completed that targeted the east-west conductor. No conductive material was intersected, and the basement lithology was granite.

Under an agreement dated September 10, 2004, between Roughrider Uranium Corp. (“Roughrider”) and Bullion Fund Inc. (“Bullion Fund”), Roughrider earned a 90% interest in claim S-107243 (and six other claims that became part of Roughrider’s Russell South property). On August 10, 2006, Roughrider became a wholly owned subsidiary of Hathor. On April 12, 2007, Terra Ventures Inc. (“Terra”) announced that it had closed a deal with Bullion Fund to acquire an 8% carried working interest in seven claims comprising 56,360 acres in two separate projects located in the Athabasca Basin, Saskatchewan, of which 90% of the remaining 92% working interest was held by Hathor. One of the claims was S-107243. Terra’s interest was to be carried in all respects through to the completion of a feasibility study and the public announcement that the claims will be put into commercial production. On March 24, 2008, Terra announced that it had closed its agreement with Bullion Fund to purchase Bullion Fund’s remaining 2% of Hathor’s carried working interest in the project. This purchase increased Terra’s holding to a 10% carried working interest through to the completion of a feasibility study and the public announcement that the claims will be put into commercial production.

RRW was discovered by Hathor during the winter drilling program of February 2008. RRE was discovered during the summer drilling program in September 2009. A third zone, RRFE, was discovered during the winter drilling program in February 2011.

On April 18, 2011, Hathor and Terra announced that they had executed a binding letter agreement pursuant to which Hathor would acquire, in an all-share transaction, all of the issued and outstanding shares of Terra. On May 9, 2011, Hathor and Terra announced that they had executed a definitive plan of arrangement agreement (the “Arrangement”) to complete the previously announced merger. The result of the Arrangement was consolidation of 100% ownership of the Roughrider Project. On August 5, 2011, Hathor and Terra announced the completion of the Arrangement and Terra became a wholly owned subsidiary of Hathor.

On December 1, 2011, Rio Tinto announced that it was successful in acquiring Hathor, through a wholly-owned Canadian subsidiary, RTCU. On January 11, 2012, RTCU acquired all remaining Hathor common shares making RTCU 100% owners of the Roughrider Project Area. After acquiring the Roughrider Project, RTCU continued to advance the Roughrider Project Area.  On October 17, 2022, UEC completed the acquisition of 100% of the Roughrider Project Area from RTCU.

Permitting and Licensing

Should the Roughrider Project Area proceed, either to advanced exploration or to full development, the necessary development and operational approvals will need to be obtained. This includes federal and provincial EIA and permitting/licensing processes and engagement and consultation with Indigenous groups.  It is estimated the environmental and social assessment and CSNC licensing for the Roughrider Project Area may require between 48 months and 72 months to complete.  A comprehensive list of the potential permits, approvals and authorizations required for the Roughrider Project Area can be found in the Roughrider Project Area TRS as filed. Currently, the project does not require formal environmental bonding or rehabilitation requirements outside of those required as part of early-stage exploration permit requirements.

Geological Setting, Mineralization and Deposit

The Roughrider Project Area, comprising the Roughrider West (“RRW”), Roughrider East (“RRE”) and Roughrider Far East (“RRFE”) deposits, occurs in the Athabasca Basin, which covers over 85,000 km2 in northern Saskatchewan and north-eastern Alberta. The saucer-shaped basin contains a relatively undeformed and unmetamorphosed sequence of Mesoproterozoic clastic rocks known as the Athabasca. These rocks lie unconformably on the basement rocks. The basement rocks consist of Archean orthogneisses, which are overlain by, and structurally intercalated with, the highly deformed supracrustal Palaeoproterozoic Wollaston Group.

The RRW, RRE, and RRFE deposits occur in the basal part of the Wollaston Group of the WMTZ. The basement is structurally complex, comprising steeply dipping Wollaston Group rocks dominated by garnet- and cordierite-bearing pelitic gneisses with subordinate amounts of graphitic pelitic gneisses and psammopelitic to psammitic gneisses, and rare garnetites. The pelitic gneiss varies from equigranular to porphyroblastic in texture. The porphyroblasts vary in size up to centimetre-scale and normally comprise red almandine rich garnets when fresh. The gneisses have been intruded by syn- to post-peak metamorphic felsic pegmatites, granites, and microgranites of Hudsonian age. These rocks locally contain up to 400 ppm of primary uranium.

Proximal to mineralization, graphite in graphitic pelitic gneisses has been consumed by alteration and mineralization; distal to mineralization, the graphite appears to be discontinuous. These two features may help explain the absence of basement-hosted graphitic conductors at the Roughrider Project. Hydrothermal calc-silicate alteration of the orthogneisses is present locally. The alteration is interpreted to be post-peak metamorphism in age and is probably related to the introduction of the Hudsonian felsic rocks. The sandstone and basement rocks have been subjected to several episodes of brittle deformation, including the brittle reactivation of older ductile shear zones.

Uranium deposits in the Athabasca Basin can be broadly subdivided into two styles: unconformity-hosted (occurring at or above the unconformity) and basement-hosted. The Roughrider Project is characterized by basement hosted mineralization, which is typically hosted in faults (often referred to as veins when hosting mineralization) which must have been open to hydrothermal fluid flow at the time of mineralization and thus were likely active at some stage post basin formation. Uranium mineralization at the Project is highly variable in thickness and style in all zones. High grade uranium mineralization occurs primarily as structurally controlled, medium- to coarse-grained, semi-massive to massive pitchblende with what has been termed worm-rock texture, and texturally complex redox controlled mineralization. This high-grade uranium mineralization is intimately associated locally with lesser amounts of red-to-orange coloured oxy-hydroxillized iron oxides. Yellow secondary uranium minerals, probably uranophane, are present locally as veinlets or void-filling masses within the high-grade primary mineralization.

Lower grade mineralization occurs as either disseminated grains of pitchblende, fracture-lining, or veins of pitchblende. Galena occurs in a number of habits and is variably present associated with the uranium mineralization. The lead is presumed to have formed from the radioactive decay of uranium. Veinlets of galena are up to 5 mm thick and either crosscut massive pitchblende, as anhedral masses (less than 1 mm in size) interstitial to the massive pitchblende, or as fine-grained, sub-millimetre-scale disseminated flecks of galena omnipresent throughout mineralized drill core. In all cases, the galena appears to have formed later than the uranium mineralization.

Mineralization is in general terms, mono-metallic (uraninite) in composition. In the RRW deposit, visible, crystalline nickel-cobalt sulph-arsenides are present locally. At the RRE and RRFE deposits, the presence of nickel-cobalt sulph-arsenides is rare. The exact relationship of these elements to uranium is variable and still unclear at this time. However, unlike many unconformity-type uranium deposits in the Athabasca Basin, variable amounts of copper mineralization are present within the Project deposits.

The deposits of the Roughrider Project are interpreted to be Athabasca unconformity-associated uranium deposits, or some variant thereof. Two end-members of the unconformity-associated uranium deposit model have been defined. A sandstone hosted egress-type model (one example is the Midwest A deposit south of the Roughrider Project) involves the mixing of oxidizing sandstone-hosted brine with relatively reduced fluids from the basement in the sandstone. Basement-hosted, ingress-type deposits (one example is the Rabbit Lake deposit) formed by fluid-rock reactions between an oxidizing sandstone brine and the local wall rock of a basement fault zone. Both types of mineralization and associated host-rock alteration occur at sites of basement—sandstone fluid interaction where a spatially stable redox gradient, or front, was present. Although either type of deposit can result in high grade pitchblende mineralization with up to 20% pitchblende, they are not physically large.

Egress-type deposits tend to be polymetallic (uranium-nickel-cobalt-copper-arsenic) and typically follow the trace of the underlying graphitic pelites and associated faults along the unconformity. Ingress-type, tend to be mono-minerallic uranium deposits, and can have more irregular, structurally controlled geometry. The RRW, RRE, and RRFE deposits at the Project are interpreted to be ingress types, although minor sections of the RRW mineralization do extend above the unconformity and the mineralization is polymetallic compared to the RRE and RRFE deposits.

Mineral Resources and Reserves

The current Mineral Resources for the Roughrider project are outlined in the following table:

Table 2.41– Mineral Resources for the Roughrider Project as at the date of this Annual Report

Mining Scenario	Deposit	Classification	Tons (‘000’s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Cut & Fill	RRW	Indicated	44	40	3.38	3,000
		Inferred	12	11	3.64	800
Long Hole Open Stope	RRW	Indicated	176	160	4.62	16,200
		Inferred	75	68	6.06	9,100
	RRE	Indicated	-	-	-	-
		Inferred	256	232	4.41	22,600
	RRFE	Indicated	208	189	2.07	8,600
		Inferred	53	48	3.26	3,500
Combined RRW, RRE, and RRFE
Total		Indicated	429	389	3.25	27,800
		Inferred	396	359	4.55	36,000

Notes:

1.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
2.	Mineral Resources are reported exclusive of Mineral Reserves. There are no Mineral Reserves for the Project.
3.	Mineral Resources are reported on a 100% ownership basis.
4.

Mineral Resources are reported diluted within the MSO shapes based on a U3O8 price of US$56/1b of U3O8 and metallurgical recovery of 97%. Cut and Fill (“C&F”) and long-hole open stoping (“LHOS”) scenario cut-off grades are 0.52% U3O8 and 0.45% U3O8 respectively.

5.

The Mineral Resources were estimated by SRK, a third-party QP under the definitions defined by S-K 1300.The tonnage (presented in metric tonnes), grade (%), and contained metal (metric tonnes and imperial pounds) have been rounded to reflect the accuracy of the estimates.

Horseshoe-Raven Project

An independent TRS for the Horseshoe-Raven Project area (the “Horseshoe-Raven Project Area”) has been prepared for UEC, under the supervision of Nathan Barsi, Chris Hamel and Roger Lemaitre (the “QPs” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Horseshoe-Raven Project Area.

Figure 2.23 – Location of the Horseshoe Raven Project

Property Description

The Horseshoe-Raven Project Area is in the Wollaston Lake area of Northern Saskatchewan, approximately 695 kms north of Saskatoon, southwest of Wollaston Lake. The Horseshoe-Raven Project Area measures approximately 4,486 hectares comprising one mineral claim to which UEX Corporation (“UEX”), a wholly-owned subsidiary of UEC, has title. The Horseshoe-Raven Project does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

In Saskatchewan, mineral resources are owned by the Crown and managed by the Saskatchewan Ministry of the Economy through the Crown Minerals Act and the Mineral Tenure Registry Regulations, 2012. Staking for mineral dispositions in Saskatchewan is conducted through the online staking system, Mineral Administration Registry Saskatchewan (“MARS”). The mineral disposition for the Horseshoe-Raven Project Areay was staked in 1977. Accordingly, ground staking methods were employed prior to the initiation of staking by the MARS system. These dispositions give the stakeholders the right to explore the lands within the disposition area for economic mineral deposits.

UEX holds a 100% interest in the Horseshoe-Raven Project Area, subject to standard royalties to the Government of Saskatchewan.

Access to the Horseshoe-Raven Project Area is via Highway 905, a well-maintained gravel road accessible year-round that passes through the central portion of the Horseshoe-Raven Project Area and over the west end of the Raven Deposit. Year-round access is possible by truck. The topography of the Horseshoe-Raven Project Area is relatively flat characterized by undulating glacial moraine, outwash and lacustrine plains. There is no permanent infrastructure on the project, a temporary work camp and core logging facility are the only infrastructure on the project area. Access to electricity is by diesel generator, but future mining operations would utilize the Saskatchewan Power grid that is nearby the project. Personnel can be drawn from local communities of Wollaston, Black Lake, Stony Rapids, Fond du Lac, that have supplied personnel for mining operations in the eastern Athabasca Basin for decades. Sources of water near the project area are plentiful and should not be a constraining factor. The nearest airport for public use is at Points North Landing, approximately 40 kilometres (25 miles) by road to the northwest of the project area. There are no rail lines or port facilities near the project area.

The project is an Exploration Stage project, with significant drilling to determine the indicated resources on the property in the Horseshoe and Raven deposits. A program to rehabilitate and upgrade the Raven Camp infrastructure was initiated in fiscal 2023 that is planned to be completed in fiscal year 2024. The camp facilities are approximately 20 years old but with the recent exploration camp remediation work remain in good condition. No mine infrastructure or underground development is present on the project, and the work camp on the site is temporary. The next step for the project to advance will likely be a drill program to collect metallurgy for the Horseshoe and Raven deposits in advance of a future economic study.

History

The Horseshoe-Raven Project Area was initially explored in the late 1960s as part of the greater Rabbit Lake Property after the discovery of the Rabbit Lake Uranium Deposit in 1968.

Early exploration for uranium was conducted by Gulf Minerals Canada Limited (“Gulf”) and Conwest Exploration Company Limited (“Conwest”). Eldorado Nuclear Limited acquired Conwest in 1979, Gulf in 1982 and amalgamated with Saskatchewan Mining and Development Corporation (“SMDC”) to form Cameco in 1988. Cameco transferred title to the Hidden Bay Property to UEX through an agreement reached with Pioneer Metals Corporation (“Pioneer”) in 2001.

The Horseshoe-Raven Project Area deposit was discovered in two stages, four years after the discovery of the Rabbit Lake Mine. In the fall of 1972, drill testing of a ground conductor became the discovery hole for the Raven Deposit. Subsequent drilling through 1973 and 1974 outlined the deposit. During the final year of the Raven Deposit drilling, the discovery hole of the Horseshoe Deposit intersected uranium mineralization to the east of the Raven Deposit while testing a geophysical anomaly similar to the Raven Deposit signature. Subsequent diamond drilling during the period of 1974 to mid-1975 succeeded in outlining the Horseshoe Deposit (Studer, 1984).

Permitting and Licensing

Mineral exploration on land administered by the Saskatchewan Ministry of Environment requires that surface disturbance permits be obtained before any exploration or development work is performed. The Saskatchewan Mineral Exploration and Government Advisory Committee has developed the Mineral Exploration Guidelines for Saskatchewan to mitigate environmental impacts from industry activity and facilitate government approval for such activities (SMEGAC, 2016). Applications to conduct an exploration work program need only to address the relevant topics of those listed in the guidelines. The types of activities are listed under the guide’s best management practices (“BMP”).

There are no environmental encumbrances on the project. The approximate timeline for projects in Saskatchewan for EA baseline work with permitting and licensing following that is 5-10 years once they are at the stage of having indicated resources. There have been no violations or fines associated with the project and the remediation work conducted in 2023 has left the temporary camp facilities in good working order. Future permit requirements will be permitting and licensing with both the federal and provincial governments, the Government of Saskatchewan Ministry of Environment, and the Canadian Nuclear Safety Commission to obtain environmental permits, and construction and operating licenses.

Geologic Setting, Mineralization, and Deposit

The Horseshoe-Raven Project Area is located just east of the eastern margin of the Athabasca Basin.  It is underlain by Paleoproterozoic metasedimentary gneiss and Archean granitic gneiss basement rocks of the Hearne Province. The basement rocks of the Horseshoe-Raven Project Area are within the Cree Lake zone of the Early Proterozoic Trans-Hudson orogenic belt. The Cree Lake zone is further subdivided into three transitional lithotectonic domains, of which the Horseshoe-Raven Project Area lies within one of them, the Wollaston Domain. Lithologies and foliation of the Wollaston Domain rocks of the Horseshoe-Raven Project Area trend northeast with predominantly moderate to steep southeast dips, although northwest dips occur as the result of the broad synform that is the host to uranium mineralization at Horseshoe and Raven.

The Wollaston Domain is composed of a mixed sequence of metamorphosed arkosic sandstones and pelitic to semi-pelitic gneisses that make up four successive lithostratigraphic units, of which the upper three are present in the deposit area:

●	a basal pelitic gneiss composed of coarse, mature quarzitic to arkosic metasedimentary rocks;
●	a meta-pelite, commonly graphitic and interlayered with quartzitic semi-pelite and calc-silicate;
●	a thick meta-arkose interlayered with minor calc-silicate and pelite; and
●	upper amphibole-quartzite interlayered with calcareous metasedimentary rocks and graphitic pelite, known as the Hidden Bay assemblage.

The Horseshoe and Raven Deposits are hosted by the Hidden Bay Assemblage, which occurs within a complex northeast trending D2 synclinorium that sits structurally above and south of the underlying meta-arkose unit of the Daly River subgroup. The synclinorium is cored by quartzite that is succeeded outward concentrically from the core of the folds by other components of the Hidden Bay Assemblage, which include a mixed sequence of calc-arkose, additional quartzite, locally graphitic sillimanite-bearing pelitic schist and amphibolite.

Lithologies in the Horseshoe and Raven areas outline several significant, upright open D2 (F2) folds in the local area. These folds have steep to moderate southeasterly dipping axial planes and horizontal to shallow northeast plunging fold axes.

Mineralization at the Horseshoe Deposit has been defined over a strike length of approximately 800 meters and occurs at depths between 100 and 450 meters below surface. Mineralization occurs in several stacked and shallow plunging shoots that generally follow the fold axis of a gently folded arkose-quartzite package. Uranium mineralization is often best developed along the dilational zones developed between the bedding units.

The Raven Deposit is located 500 meters southwest of the Horseshoe Deposit and has been defined over a strike 1000 meters and ranges between 100 and 300 meters in depth. The bulk of the uranium mineralization occurs in two sub-horizontal tabular zones that are oriented parallel to the axial plane of the folded arkose-quartzite package.

Mineral Resources and Reserves

The current Mineral Resources for the Horseshoe-Raven deposits are outlined in the following table:

Table 2.42 – Mineral Resources for the Horseshoe-Raven Project as at the date of this Annual Report

Deposit	Classification	Tons (‘000s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Horseshoe	Indicated	5,493	4,983	0.215	23,600
Raven	Indicated	5,919	5,370	0.117	13,800

Notes:

1.	Mineral resources are not mineral reserves and have not demonstrated economic viability.
2.	There is no certainty that all or any part of the mineral resource will be converted into mineral reserves.
3.	All figures are rounded to reflect the relative accuracy of the estimates.
4.	Resources were estimated using a COG of 0.05% U3O8.

Shea Creek Project

An independent TRS for the Shea Creek Project area (the “Shea Creek Project Area”) has been prepared for UEC, under the supervision of Chris Hamel, David Alan Rhys, and James Gray (the “QPs” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Shea Creek Project Area.

Figure 2.24 – Location of the Shea Creek Project

Property Description

The Shea Creek Project Area comprises 18 mineral dispositions totaling 32,962 hectares (“ha”) (330 km2), which are registered to and administered by ORANO. ORANO acts as project operator.

UEX Corporation (“UEX Corp.”; having amalgamated with UEX, UEC’s wholly-owned subsidiary now) acquired its interest in the Shea Creek Project Area through an option agreement that was signed in March 2004 (the “2004 Agreement”). Under the 2004 Agreement, UEX Corp. was granted an option to acquire a 49% interest in eight uranium projects located in the Western Athabasca Basin that included the Shea Creek Project Area, from COGEMA Resources Inc. (“COGEMA”), the predecessor to AREVA, which subsequently became ORANO.  To acquire the initial 49% interest, UEX Corp. was required to fund C$30 million in exploration expenditures over an 11-year period. UEX Corp. fulfilled the option terms of the 2004 Agreement well ahead of the maximum 11-year period by December 31, 2007. Under the terms of the 2004 Agreement, UEX Corp. granted AREVA (now ORANO) a royalty in an amount equal to US$0.212 per pound of future uranium in concentrate produced from the Anne and Colette deposits to a maximum total royalty of $10.0 million.

In April 2013, AREVA granted UEX Corp. an option to increase UEX Corp’s interest in the nine Western Athabasca Projects (the “Projects”), which include the Shea Creek Project Area, to 49.9% through the expenditure by UEX Corp. of an aggregate of C$18.0 million (the "Additional Expenditures") on exploration drilling intended to advance the four known Shea Creek deposits (the “2013 Agreement”). This 2013 Agreement expired on December 31, 2018, with exploration expenditures of C$1,949,275 attributed to the option that earned UEX Corp. the additional equity above the 2004 Agreement to attain a 49.0975% equity interest in the Shea Creek Project Area.

In Saskatchewan, mineral resources are owned by the Crown and managed by the Saskatchewan Ministry of the Economy through the Crown Minerals Act and the Mineral Tenure Registry Regulations, 2012. Staking for mineral dispositions in Saskatchewan is conducted through the online staking system, MARS. Accordingly, ground staking methods were employed prior to the initiation of staking by the MARS system. These dispositions give the stakeholders the right to explore the lands within the disposition area for economic mineral deposits.

Access to the property is by highway 955, approximately 230 km north of the community of La Loche and 5 km south of the formerly producing Cluff Lake mine, the highway passes through the property and within about 2 km of the deposit area. Much of the deposit area is below areas of dry ground, and accessible year-round. There is an unmaintained airstrip at the former Cluff Lake mine. Water is abundant in the area and is not perceived to be a constraint on project development. Personnel to operate future operations could be drawn from the local communities of La Loche, Buffalo Narrows, and several other communities in the area that have people experienced in uranium mining operations. There is currently no grid power supply to the Property. The electrical grid power source is approximately 300 km away at the Key Lake switching station. No buildings or ancillary facilities are currently present at the site of the Property.

History

The western portions of the Athabasca Basin were initially explored in the 1960s as exploration activities expanded outward from the established Beaverlodge uranium district. After airborne radiometric surveys in the late 1960s, ground prospecting followed by drilling led to the discovery of the Cluff Lake deposits. Production from the Cluff Lake deposits commenced in 1980 and operations continued until 2002. Total production from the Cluff Lake mine site amounted to 64.2 million pounds U3O8 at an average grade of 0.92% U3O8, from several deposits.

Despite its proximity to Cluff Lake, systematic exploration on the Shea Creek Project Area did not commence until 1990 when Amok Limited (“Amok”) conducted an airborne GEOTEM EM survey, which identified conductive north-northwest trending zones underlying the Athabasca sandstone sequence. Subsequent follow-up with ground EM surveys further refined the position of the conductors, prompting Amok to reduce their mineral permit area claim to claims that now comprise the Shea Creek Project Area. Amok drilled several of the EM conductors in 1992, intersecting narrow intervals of uranium mineralization in northern parts of the Shea Creek Project Area near the sub-Athabasca unconformity. In 1993, ownership of the Shea Creek Project Area was transferred to COGEMA (now ORANO), who continued exploration by drilling to the north the same conductive basement unit – now known as the Saskatoon Lake Conductor (“SLC”) – and between 1994 and 2000, drilled more than 95,000 meters in 156 drillholes. These resulted in the discovery of the Anne and Colette deposits. Between 2000 and 2003, no drilling was completed, but additional airborne and ground EM surveys were undertaken to further enhance targeting.

In March 2004, COGEMA (subsequently AREVA and now ORANO) and UEX Corp. signed the 2004 Agreement. Drilling re-commenced and was funded by UEX Corp., and between 2004 and December 2012, approximately 141,317 meters of drilling in 307 diamond drillholes was completed under management by AREVA (now ORANO). The drill programs during this period resulted in the discovery and partial delineation of the Kianna Deposit between the Colette and Anne deposits and discovery of new areas of mineralization along the prospective corridor between Anne and Colette (e.g. Colette South mineralization, 58B Deposit and Kianna South). Exploration during this period also included a MEGATEM survey of the Shea Creek Project Area and ground-based geophysical surveys, which included a DC Resistivity survey in 2005 that outlined several significant untested or poorly tested resistivity lows and a Tensor Magnetotelluric survey in 2008. In total, 278,889 meters of drilling in 563 drillholes have been completed on the Shea Creek Project Area since systematic exploration began in 1992, up to December 31, 2021.

Permitting and Licensing

Mineral exploration on land administered by the Saskatchewan Ministry of Environment requires that surface disturbance permits be obtained before any exploration or development work is performed.  The Saskatchewan Mineral Exploration and Government Advisory Committee has developed the Mineral Exploration Guidelines for Saskatchewan to mitigate environmental impacts from industry activity and facilitate government approval for such activities (SMEGAC, 2016).  Applications to conduct an exploration work program need only to address the relevant topics of those listed in the guidelines.  The types of activities are listed under the guide’s BMPs.

There are no environmental encumbrances on the project. The approximate timeline for projects in Saskatchewan for EA baseline work with permitting and licensing following that is 5-10 years once they are at the stage of having indicated resources. There have been no violations or fines associated with the project. Future requirements with respect to permitting and licensing are with both the federal and provincial governments, the Government of Saskatchewan Ministry of Environment, and the Canadian Nuclear Safety Commission to obtain environmental permits, and construction and operating licenses.

Geologic Setting, Mineralization, and Deposit

Local geology at the Shea Creek Project Area comprises 400 to 800 meters of Athabasca Group sandstone, which unconformably overlie Lloyd Domain amphibolite-grade granitic and pelitic gneisses. The latter includes the SLC, a 40- to 80-meter-thick north-northwest trending and west-southwest dipping graphitic pelitic gneiss unit that is spatially associated with mineralization. The gneiss sequence is affected by penetrative syn-metamorphic deformation that occurred in at least two foliation forming phases during the 1950-1900 Ma Taltson orogeny. These peak metamorphic fabrics are overprinted by northeast-trending, right-lateral/oblique, retrograde mylonitic shear zones (D3; probable Hudsonian age) including the regional Beatty River Shear zone and northeast-trending second and third order narrow mylonitic shear zones that offset the SLC. Post-Athabasca faulting remobilizes these mylonites and is also associated with up to 50 meters of reverse displacement of the unconformity along the R3 fault at the base of the SLC. Textural and geometrical relationships suggest that uranium mineralization was coeval with the late faulting, and that the architecture of the older D3 shear zones may have had a fundamental control on the position of mineralization.

To date, four uranium deposits have been discovered over a three km strike length along the SLC in northern parts of the Shea Creek Project Area: Kianna; Anne; Colette; and 58B. Uranium mineralization in these deposits occurs in three stacked styles that encompass the full range of types of unconformity uranium deposits. Most extensive is flat-lying, massive pitchblende-hematite and chlorite-matrix-breccia-hosted mineralization which straddles the unconformity along, and immediately east of, the trace of the SLC. Breccia mineralization occurs both as pitchblende-coffinite fragments and as matrix replacement, suggesting it may have occurred in pulses that temporally spanned brecciation. Continuous unconformity mineralization occurs along the SLC for much of the 2.5 km known strike extent of the Shea Creek Project Area deposits and is thickest and highest grade where basement mineralization lies beneath it. Basement mineralization forms a significant portion of the Shea Creek Project Area’s uranium inventory and is most extensive at the Kianna Deposit. It comprises: a) concordant-reverse-fault-hosted mineralization that often extends from the unconformity downward into granitic gneiss in the immediate footwall of the SLC; and b) discordant fault, vein and replacement pitchblende mineralization that occurs in steep east-west to west-northwest trending zones that may extend for several hundred meters below the unconformity, and which occurs along or beside remobilized mylonitic shear zones. Basement mineralization thickens where concordant and discordant faults intersect, forming west-plunging ore shoots. Lensoidal zones of perched mineralization are locally present up to several tens of meters above the unconformity and are often where reduced, pyritic chlorite alteration extends into the Athabasca sandstone above areas of basement and thicker unconformity mineralization.

Table 2.42 – Mineral Resources for the Horseshoe-Raven Project as at the date of this Annual Report

Deposit	Classification	Tons (000’s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Collette	Indicated	360	327	0.787	2,786
	Inferred	542	492	0.717	3,814
58B	Indicated	156	142	0.773	1,188
	Inferred	89	81	0.510	445
Kianna	Indicated	1,132	1,027	1.535	17,058
	Inferred	603	547	1.390	8,235
Anne	Indicated	617	560	2.002	12,144
	Inferred	148	134	0.883	1,282
TOTAL	Indicated	2,266	2,056	1.491	33,175
	Inferred	1,382	1,254	1.015	13,775

Notes:

1.	Mineral resources are not mineral reserves and have not demonstrated economic viability.
2.	There is no certainty that all or any part of the mineral resource will be converted into mineral reserves.
3.	Figures are rounded to reflect the relative accuracy of the estimates.
4.	Resources were estimated using a cut-off grade of 0.30% U3O8.
5.	UEC's share of mineral resources is calculated based on UEC's 49.0975% equity in the project.

South American Uranium Properties

Paraguay ISR Properties

Below is a map showing the location for the Company’s uranium projects in Paraguay.

Figure 2.25 – Uranium Project Locations in Paraguay

Our Material Paraguay ISR Properties

Yuty ISR Project

An independent TRS for the Yuty Project area (the “Yuty Project Area”) has been prepared for UEC, under the supervision of BRS Inc. Engineering (“BRS”) (the “QP” herein), pursuant to S-K 1300. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Yuty Project Area. There are no mineral reserves associated with this Yuty Project Area.  The Yuty Project is an exploration stage phase project.

Figure 2.26 – Location of the Yuty Project

Property Description

The Yuty Project Area is located in Paraguay, South America. UEC operates the Yuty Project Area through its wholly-owned subsidiary, Transandes Paraguay S.A. (“TPSA”), which holds a 100% interest in the Yuty Mining Exploration and Exploitation Concession (the “Yuty Concession”) Contract (the “Contract”). The planned mining method for the Yuty Project Area is by ISR mining.

The Yuty Project Area covers an area of 289,687 acres (117,232 hectares), located in the eastern region of the country in the Department of Caazapá, 167 miles northeast of the capital of Paraguay.  The geographic coordinates of the central part of the Yuty Project Area, where the bulk of past exploration has been carried out (San Antonio area in Block 1), are approximately 26°37’S and 56°20’W.

Access to the Yuty Project is via road PY-08, a paved road that borders the town of San Antonio, through the district of the city of Yuty, and through the north portion of the Yuty Deposit area. Very close to the mentioned route, the town of San Antonio has storage of deposit samples containing material from an extensive uranium exploration (2007 to 2014), and hosts logging calibration wells, modest field office facilities, and facilities for staff accommodation. All facilities are kept in good condition through ongoing maintenance work. The Yuty project area is characterized by being primarily a rural area with well-maintained internal dirt roads, electricity, potable water service, hotels, and supplies and public services in the urban area of the city of Yuty.

Title to the Yuty Concession is now held through the Contract with the Republic of Paraguay (the “Republic”), which grants mining rights for a minimum period of 20 years, renewable every five years. The Contract was signed into Law 3575/08 (the “Law”) as an Act of the Paraguayan Congress in August 2008. The Law calls for payment of a 2.5% royalty to the Republic on all production, based on the production at the point of sale.

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

History

Exploration for uranium in Southeastern Paraguay was started in 1976 by Anschutz, after signing of the Concession Agreement between the Government of Paraguay and Anschutz in December 1975.  The agreement allowed Anschutz to explore for “all minerals, excluding oil, gas and construction materials”. Previously intermittent exploration had been carried out by international oil companies, with insignificant results. The region, however, is known for its limited mining activities and production of high-grade iron ore, mineral pigments, clays, limestone, sandstone, sand and gravel by indigenous people.

In early 1976, a number of reports by Anschutz consultants, A.F. Renfro, D.G. Bryant and G.E. Thomas, covered the geology of eastern Paraguay based on reconnaissance field trips made through the southern Precambrian area, the sedimentary section from north to south, and the alkalic intrusions in the north-central part of a large concession. From field examinations of various rock types and airborne radiometric data, Renfro concluded that the Anschutz concession contained areas with good potential for uranium mineralization. The regional correlation of stratigraphic horizons favorable for uranium mineralization is shown in various figures of that report.

The initial uranium exploration by Anschutz in 1976 covered an exclusive exploration exploitation concession covering approximately 162,700 km2, virtually the whole eastern half of Paraguay. This included geological mapping, water sampling, soil sampling and a broad reconnaissance Track Etch program, with stations spaced 10 kms apart. The station spacing for the Track Etch survey was subsequently reduced to five kms in the southern part of the concession. The reconnaissance program outlined large anomalous zones and Anschutz concluded that the concession in Paraguay constituted a new uranium province in an area underlain by granitic rocks and sandstones.

The initial reconnaissance program by Anschutz was followed by a program of airborne radiometric and magnetic surveys, a detailed Track Etch survey with station spacing of 100 to 200 meters and geochemical stream sediment and soil sampling. Flight line spacing for the airborne radiometric survey was five kms with a clearance of 100 meters above the surface. Anschutz carried out exploration on behalf of a joint venture with Korea Electric Power Corporation and Taiwan Power Company.

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

In March 2012, UEC acquired Cue Resources Inc. (“CUE”). At the time of the acquisition, the Yuty Project Area consisted of four blocks with a total area now reduced to 492,234 acres (199,200 hectares). Data from 323 drill holes totaling 33,491 meters of core and rotary drilling was available and a technical report was completed.

Permitting and Licensing

In summary, all financial and other obligations related to the mineral concession for the Yuty Project Area have been met. All environmental licenses and permits are in good standing. Except for the San Antonio area, the Yuty Project Area is at an early-to intermediate stage of exploration. The Yuty Project does not have mineral reserves and is therefore considered an exploration stage property under S-K 1300 definitions. The San Antonio area is at a more advanced stage since it has received considerable drilling in the past by Anschutz and recently by CUE.

In 2015, the Ministry of Public Works and Communications (MOPC), which is the enforcement authority for mining activities in Paraguay, approved the exploitation phase carried out in the period (2007-2014). However, in 2018, the mining enforcement authority in a previous administration took the position that the Yuty concession was not eligible to continue with the exploitation phase, despite the fact that exploitation phase activities were suspended based on the Company’s subsidiary’s, Transandes Paraguay S.A. (“TPSA”), requests provided for in the concession contract and approved by the MOPC. TPSA initiated legal actions to protect its mining rights and entered into conversations in 2019 with the MOPC and other institutions of the executive branch. TPSA reached an out-of-court agreement in 2022 that suspends the ongoing litigation and begins the re-instatement of the TPSA’s mining rights, however, during the process of finalization, the Administrative Court was not in a position to approve the aforementioned agreement and TPSA has now filed an appeal with the Supreme Court in connection with the same.

Once the re-instatement process of these concession rights regarding the extrajudicial agreement signed with the executive branch is complete, the Yuty project is committed to making annual payments of the mining canon equivalent to $2.5 per hectare, equivalent to a final amount of $293,080 and to make minimum investments equivalent to $690,000 per year during the phase of exploitation. In addition, the Company’s subsidiary must report quarterly to the Enforcement Authority on the progress of the project, as well as once the production stage has begun. TPSA must also pay a 2.5% royalty to the Republic on all production, based on the production at the point of sale according to the Law 3575/2008.

The processing of environmental licenses for the new stages of the exploitation phase will require updating and compliance with management plans approved by the licenses in the future.

Geologic Setting, Mineralization and Deposit

The Yuty Project Area is situated within the Paraná Basin in Southeastern Paraguay. The Yuty Project Area is located on the western end of the Paraná Basin, which also hosts the Figueira uranium deposit in Brazil. The area is underlain by Upper Permian to Carboniferous continental sedimentary rocks, and is known for uranium occurrences, such as the San Pedro, Santa Barbara, Yarati-í and San Antonio occurrences. Significant radiometric anomalies also occur in Precambrian igneous and metamorphic rocks, Cambrian limestone, Silurian sandstone and Cretaceous to Tertiary carbonatites and alkaline intrusive rocks.

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

The stratigraphic sequence of the lithologies in the Yuty Project Area has been divided into the Southern UPC rocks and Lower Permian-Carboniferous (“LPC”) rocks. The Southern UPC contains the sequence of rocks as follows:

●	Cabacua Formation: 200 meters thick;
●	Tapyata Formation: 125 meters thick;
●	Tacuary Formation: 280 meters thick; and
●	San Miguel Formation: 20 to 90 meters thick.

Local sandstone units in descending stratigraphic order are:

●	Upper Sand Unit: Estimated to be approximately 50 meters thick;
●	Alternating Sandstone and Shale Unit: Estimated to be approximately 150 meters thick;
●	Massive Sand Unit: Estimated to be 60 to 100 meters thick;
●	Fine-grained Sand Unit: Estimated to be up to 15 meters thick; and
●	Wavy Unit: Estimated to be up to 20 meters thick.

The Massive Sand Unit, Fine-Grained Unit and the Wavy Unit are collectively referred to as the San Miguel Formation and are host to the uranium mineralization at the Yuty Project Area. At the Yuty Project Area, soils are typically 5 to 15 meters thick. There is a diabase sill between the upper sand unit and the Massive Sand Unit. Within the Massive Sand Unit there is a distinctive marker shale that is typically above the mineralization.

The rocks of the UPC are sub-horizontal (dipping 1° to 5° to the east) and cover the western flank of the Paraná Basin. Data from reconnaissance drilling indicates that “the basin margin is cut by a series of west and northwest trending faults, with displacements ranging from a few metres to several hundred metres”.

Continental sedimentary units of the Independencia Formation (of the UPC) are known to have high potential for uranium exploration in eastern Paraguay. Earlier work also suggests that the basal sandstone, a 20- to 90-meter-thick unit known as the San Miguel Formation (within the Independencia Formation), is the best host for uranium mineralization in the Yuty Project Area. Earlier work further suggests that the San Miguel Formation can be correlated with the Rio Benito Formation in the uranium-bearing Permian rocks near Figueira, in the Paraná Basin in Brazil. The source of the uranium is thought to be the Lower Permian-Carboniferous Coronel Oviedo Formation, which is correlated with the Itataré Formation underlying the Rio Benito Formation in Brazil. Occasional diabase sills and dikes intrude the sedimentary rocks, such as at the San Antonio area near the village of Yuty. Outcrops are rare, mostly along road cuts, and mapping is done by drilling.

The Lower Permian Coronel Oviedo Formation underlies the UPC rocks. This glacial marine sequence of black shales, glacial sands and diamictites is generally characterized by a high radioactive background.

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

Past exploration has identified pitchblende or coffinite (or both) as the uranium minerals that are likely to occur in the Yuty Project Area. Honea (1981) examined three sandstone samples in a polished section under the scanning electron microscope. He reported that “pyrite is confirmed as the sulphide mineral phase present both alone and with clays as partial to complete filling of interstices between clasts… and occurs as relatively well-formed cubic crystals, as anhedral aggregates… grain size varies from less than one micron to almost one millimetre”. Honea further reported that the “uranium-bearing phase(s) could not be isolated even at high magnification but is shown by composition spectra to be present with clay and pyrite in the interstitial fillings. Available data indicate a reduced black opaque mineral (very probably either pitchblende or coffinite – or both) scattered as sub-microscopic particles”.

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

Table 2.43 – Mineral Resources for the Yuty Project as at the date of this Annual Report

Category	Tons Ore (000’s)	Tonnes Ore (1000’s)	Weighted Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated – Massive Sand Unit	7,233	6,562	0.048	6,969
Indicated – Fine-Grained and Wavy Sand Units	1,842	1,671	0.054	1,994
Total M&I	9,074	8,232	0.049	8,962
Inferred – Massive Sand Unit	1690	1533	0.045	1,528
Inferred – Fine Grained and Wavy Sand Units	1043	946	0.032	675
Total Resources	2,733	2,479	0.040	2,203

Notes:

1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	Resources estimated using a 0.02% eU3O8 grade cutoff and a 0.1 ft% GT cutoff.
4.	Mineral Resources are estimated using a long-term uranium price of $65 per pound.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

A Class I renewal application for the Goliad Project disposal wells was received by the TCEQ on January 23, 2020 and declared administratively complete on April 27, 2020.  The application went through technical review and, on September 13, 2022, the executive director of the TCEQ made a decision that the permit application met the requirements of the law.  On or around October 4, 2022, petitioners in Goliad County requested a hearing and reconsideration on the renewal permits.  The TCEQ considered the requests on December 14, 2022, during its open meeting, and denied the petitioner’s request for reconsideration but granted its request for hearing.  The TCEQ referred the application to the State Office of Administrative Hearing (“SOAH”) to discuss three issues: 1) whether the permit application adequately characterizes the geology and identified and assessed faults in the vicinity of the proposed injections wells; 2) whether the draft permit provides for adequate monitoring of migration of injected fluids in the vicinity of the proposed injection wells: and 3) whether the location and design of the injection wells and pre-injection facilities are adequate.  At this time, the petitioner’s first set of interrogatories, requests for production and request for admission have been submitted.  The hearing and SOAH decision is expected by March 31, 2024.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2023, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

NYSE American
Quarter Ended	High	Low
July 2023	$3.65	$2.30
April 2023	$4.29	$2.36
January 2023	$4.41	$3.02
October 2022	$4.65	$3.18
July 2022	$4.25	$3.97
April 2022	$4.69	$4.23
January 2022	$2.63	$2.46
October 2021	$3.87	$3.53
July 2021	$2.34	$2.14
April 2021	$3.05	$2.85
January 2021	$1.76	$1.59
October 2020	$0.88	$0.83

The last reported closing price for our shares on the NYSE American on September 27, 2023 was $5.28 per share. As of September 27, 2023, we had 261 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2023, we had one equity compensation plan, our 2023 Stock Incentive Plan (the “2023 Plan”). Our 2023 Plan was ratified by our shareholders on July 20, 2023 and thereby superseded and replaced our then 2022 Stock Incentive Plan (the “2022 Plan”); having been ratified by our shareholders on July 21, 2022; with all stock-based compensation awards granted in accordance with our 2022 Plan and each of our preceding stock incentive plans being continued under our 2023 Plan (and the 2023 Plan, the 2022 Plan and all preceding stock incentive plans being, collectively, our “Stock Incentive Plan” herein).

The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2023:

	Number of	Weighted	Number of
	Securities to be	Average Exercise	Securities
	Issued Upon	Price	Remaining Available
	Exercise of	of Outstanding	for Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants and	Compensation Plans
	and Rights (1)	Rights (2)	(excluding column
Plan Category	(a)	(b)	(a))
Equity Compensation Plans Approved by Security Holders (the 2023 Plan) (3)	10,592,988	$1.92	16,665,252
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total	10,592,988	$1.92	16,665,252

Notes:

(1)	This figure represents: (i) 8,326,983 outstanding stock options having a weighted average exercise price of $1.92 and a weighted average remaining term of 7.43 years; (ii) 979,500 shares of our common stock underlying restricted stock units (the “RSUs”); and (iii) 1,286,505 shares of our common stock underlying performance based restricted stock units (the “PRSUs”). Shares of our common stock underlying PRSUs are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, depending on the achievement of performance criteria.
(2)	This price applies only to the stock options included in column (a) and is not applicable to the RSUs or PRSUs included in column (a).
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

Securities Authorized For Issuance Under Compensation Plans

2023 Stock Incentive Plan

On May 26, 2023, our Board of Directors authorized and approved the adoption of the Company’s 2023 Plan, under which an aggregate of 30,108,288 of our shares may be issued, subject to adjustment as described in the 2023 Plan, and which, at that time, consisted of: (i) 9,987,917 shares issuable pursuant to awards previously granted that were outstanding under our 2022 Plan; (ii) 10,120,371 shares remaining available for issuance under the 2022 Plan; and (iii) 10,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2023 Plan. On July 20, 2023, our shareholders approved the adoption of our 2023 Plan.  The 2023 Plan supersedes and replaces our most recent and prior equity compensation plan, being the 2022 Plan.

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

As of September 27, 2023, there were stock options outstanding under our Stock Incentive Plan exercisable for an aggregate of 7,800,251 shares of our common stock.

Common Stock Purchase Warrants

As of September 27, 2023, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 3,857,030 shares of our common stock.

Recent Issuances of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2023 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2023, and in our Current Reports on Form 8-K as filed periodically with the SEC. During our fourth quarter ended July 31, 2023, we issued the following securities that were not registered under the Securities Act:

●

on May 2, 2023, we issued 12,796 shares of common stock pursuant to the exercise of warrants at a price of CAD$2.33 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares;

●	on May 16, 2023, we issued an aggregate of 77,906 shares of common stock pursuant to the exercise of warrants at a price of CAD$2.33 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares;
●	on May 19, 2023, we issued an aggregate of 34,874, 7,500 and 69,704 shares of common stock pursuant to the exercise of warrants at prices of CAD$2.33, CAD$2.00 and CAD$1.44 per share respectively. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares. On the same date, we issued an aggregate of 11,250 shares of common stock pursuant to the exercise of warrants at a price of CAD$2.33 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act with respect to the issuance of these shares;
●	on June 2, 2023, we issued an aggregate of 689,158 shares of common stock pursuant to the exercise of warrants at a price of CAD$2.00 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares; and
●	on July 26, 2023, we issued an aggregate of 34,566 shares of common stock to a certain vendor pursuant to a Property Purchase Agreement dated July 10, 2023, at a deemed issuance price of $3.2845 per share. We relied on exemptions from registration under the Securities Act provided by Regulation S and/or Section 4(a)(2) with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2019, through to July 31, 2023, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Centrus Energy Corp., Coeur Mining, Inc., Comstock Resources, Inc., Denison Mines Corp., enCore Energy Corp., Energy Fuels Inc., Filo Mining Corp., Fission Uranium Corp., Gulfport Energy Corporation, K92 Mining Inc., NexGen Energy Ltd., Northern Oil and Gas, Inc., Osisko Mining Inc., Seabridge Gold Inc. and Torex Gold Resources Inc. (collectively, the “Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Centrus Energy Corp., Comstock Resources, Inc., Denison Mines Corp., Energy Fuels Inc., Fission Uranium Corp., Global Atomic Corporation, Gulfport Energy Corporation, IsoEnergy Ltd., NACCO Industries, Inc., NexGen Energy Ltd., Northern Oil and Gas, Inc., PolyMet Mining Corp. and Ur-Energy Inc. (collectively, the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index. The change in Peer Group was made to address changes in the external market and to better reflect our Company’s business.

Item 6. Selected Financial Data

(Expressed in thousands of U.S. dollars, except per share amounts)

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2023, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2023	July 31, 2022	July 31, 2021	July 31, 2020	July 31, 2019
Cash and cash equivalents	$45,614	$32,536	$44,313	$5,149	$6,058
Term deposits	-	-	-	-	11,832
Working capital	43,011	93,693	61,776	4,552	16,639
Total assets	737,589	354,247	169,541	91,390	101,040
Long-term obligations	-	18,304	4,276	24,390	23,191
Total liabilities	105,762	27,338	18,086	26,973	26,813
Stockholders' equity	631,827	326,909	151,455	64,417	74,227

 Consolidated Statements of Operations

	Year Ended July 31,
	2023	2022	2021	2020	2019
Sales and service revenue	$164,389	$23,161	$-	$-	$-
Income (loss) from operations	8,867	(22,710)	(17,512)	(14,334)	(14,977)
Net income (loss)	(3,307)	5,252	(14,813)	(14,610)	(17,153)
Basic income (loss) per share	(0.01)	0.02	(0.07)	(0.08)	(0.10)
Diluted income (loss) per share	(0.01)	0.02	(0.07)	(0.08)	(0.10)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2023, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors herein.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2023, 2022 and 2021 and our financial condition as at July 31, 2023 and 2022, with a particular emphasis on Fiscal 2023, our most recently completed fiscal year.

Business

We operate in a single reportable segment and, since 2004, as more fully described under “General Business” of Item 1. Business herein, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. We have two ISR Mines which utilize ISR mining to extract U3O8, or yellowcake. We have two uranium processing facilities located in the vicinity of our IRS Mines, which process material from our ISR Mines into drums of U3O8 for shipping to a third-party storage and sales facility. At July 31, 2023, we had no uranium supply or off-take agreements in place.

In Texas, our fully-licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to one million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

We acquired the fully permitted Reno Creek Project in August 2017 and expanded our operations to the strategic Powder River Basin in Wyoming.

On December 17, 2021, we completed the acquisition of all the issued and outstanding shares of Uranium One Americas, Inc. (now UEC Wyoming Corp.; UEC Wyoming) for total cash consideration of $128,495. The UEC Wyoming portfolio primarily consists of 12 projects located in Wyoming, six of which are located in the Powder River Basin with four fully permitted, and six of which are located in the Great Divide Basin (the “UEC Wyoming Portfolio”). The UEC Wyoming Portfolio also consists of dozens of under-explored, mineralized brownfield projects, backed by detailed databases of historic uranium exploration and development programs, thus greatly enhancing the potential for resource expansion. The U1A Acquisition creates a Wyoming hub-and-spoke operation for UEC, anchored by UEC Wyoming’s Irigaray Processing Facility with a licensed capacity of 2.5 million pounds U3O8 per year. Refer to Note 5: Acquisition of Uranium One Americas, Inc. of the Consolidated Financial Statements for Fiscal 2023.

On June 7, 2022, UEC completed a property swap agreement (the “Property Swap”) with Anfield Energy Inc. (“Anfield”), whereby the Company received Anfield’s portfolio of 25 ISR uranium projects in Wyoming (the “Anfield ISR Projects”) in exchange for UEC’s Slick Rock and Long Park projects located in Colorado. The Anfield ISR Projects increased UEC’s Wyoming land holdings by 50%, adding 55,119 acres of federal mining claims and state mineral leases.  The Anfield ISR Projects are comprised of the Charlie Project, located immediately adjacent to UEC’s Christensen Ranch property, along with nine projects in the Powder River Basin, seven projects in the Great Divide Basin, four projects in the Wind River Basin, three projects in the Shirley Basin and one project in the Black Hills.

On August 19, 2022, we completed the acquisition of UEX Corporation (UEX) through a plan of arrangement (the UEX Acquisition).  UEX is a Canadian uranium and cobalt exploration and development company involved with a portfolio of uranium projects. UEX’s directly-owned portfolio of projects is located in the eastern, western and northern perimeters of the Athabasca Basin, one of the world’s richest uranium regions. In addition to advancing its uranium development projects through its ownership interest in a joint venture entity, UEX is currently advancing several other uranium deposits in the Athabasca Basin which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project and the West Bear Uranium Deposit located at its 100%-owned West Bear Project.

On October 14, 2022, we acquired, through UEC Resources (SK) Corp., Roughrider Mineral Holdings Inc., a Saskatchewan corporation and wholly-owned subsidiary of Rio Tinto Fer Et Titane Inc., which, in turn, owns all of the issued and outstanding shares of Roughrider Mineral Assets Inc., also a Saskatchewan corporation, that holds certain mineral leases totaling approximately 598 hectares in northern Saskatchewan that is commonly referred to as the “Roughrider Project” located in the Athabasca Basin in Saskatchewan, Canada.

Subsequent to July 31, 2023, we acquired a portfolio of exploration-stage projects in the Athabasca Basin, Saskatchewan, Canada, for CAD$1.5 million from Rio Tinto Exploration Canada Inc., a subsidiary of Rio Tinto Inc., whereby we acquired a 60% equity stake in the Henday Lake joint venture, 100% of the Milliken project and a 50% equity stake in the Carswell joint venture project.  With this transaction, we added an additional 44,444 acres of prospective ground in the Athabasca Basin to our existing portfolio.

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

Key Issues

Since commencing uranium extraction at our Palangana Mine in November 2010, we have been focused primarily on our South Texas uranium mining activities. Since the completion of the U1A Acquisition in December 2021, we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations. The acquisition of UEX in August 2022 and the acquisition of Roughrider Mineral Holdings Inc. in October 2022 further expanded our footprint in Canada and, in particular, the Athabasca Basin in Saskatchewan.  In the meantime, we continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock and, for Fiscal 2014 and Fiscal 2013, on debt financing, in order to fund our operations. We have also relied on cash flows generated from our mining activities during Fiscal 2015, Fiscal 2013 and Fiscal 2012 and have relied on cash flows generated from the sales of our purchased uranium inventories under our Physical Uranium Program to fund our operations since Fiscal 2022. However, we have yet to achieve consistent profitability or develop consistent positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or additional joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

We have not established proven or probable reserves through the completion of a “final” or “bankable” feasibility study for any of the mineral projects we operate. We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines. Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Palangana Mine was our sole source to generate sales revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines, of any future satellite ISR mines, such as our Burke Hollow and Goliad Projects, Ludeman, Antelope and Charlie Projects, and of our recently acquired traditional uranium mines in Athabasca Basin in Saskatchewan, Canada, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

As at July 31, 2023, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of our last five fiscal years as obtained from UxC:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2023	$57.75	$47.75	$51.27	$56.25
July 31, 2022	63.75	30.50	46.56	48.50
July 31, 2021	32.75	27.31	30.38	32.40
July 31, 2020	34.19	23.88	27.66	32.35
July 31, 2019	29.28	23.94	26.95	25.41

Historically, the uranium spot price has been difficult to predict and subject to significant volatility and will continue to be affected by numerous factors beyond our control.

Results of Operations

During Fiscal 2023, we recorded sales and service revenue of $164,389 and realized gross profit of $49,670. For Fiscal 2022, we recorded sales and service revenue of $23,161 and realized gross profit of $7,293.  No sales and service revenues were recorded during Fiscal 2021.

We recorded a net loss of $3,307 ($0.01 per share) for Fiscal 2023 and net income of $5,252  ($ 0.02 per share) for Fiscal 2022, while we recorded a net loss of $14,813 ($0.07 per share) for Fiscal 2021.  Income (loss) from operations during Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $8,867, $ (22,710) and $(17,512), respectively.

During Fiscal 2023, we continued with our strategic plan for reduced operations at our Palangana Mine, and we continued reduced operations at the Christensen Ranch Mine, to capture residual pounds of U3O8 only. Since the acquisition of UEX and Roughrider Mineral Holdings Inc., we have increased our exploration activities in Canada.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at the Palangana Mine and the Christensen Ranch Mine, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.  As a result, no uranium concentrate was extracted at our ISR Mines and processed at the Hobson and the Irigaray Processing Facilities during Fiscal 2023 and Fiscal 2022.

We established our Physical Uranium Program in Fiscal 2021.  As of July 31, 2023, we have 1,695,000 pounds of uranium inventory purchase commitments outstanding for a total purchase price of $72,517. Various deliveries are scheduled to occur from Fiscal 2024 into Fiscal 2026 at a weighted average price of $42.78 per pound of uranium.

During Fiscal 2023, as part of our Physical Uranium Program, we purchased 1,521,000 pounds of uranium concentrates with a total cost of $53.7 million.  As of July 31, 2023, the carrying value of our uranium inventories was $5,801 (July 31, 2022: $66,160).

Sales and Service Revenue

During Fiscal 2023, we recorded sales of $163,950 from the sale of uranium concentrate inventory, which increased by $141,004 or 614.5% compared to Fiscal 2022. In addition, we recorded revenue from toll processing services of $439 in Fiscal 2023, increased by $224 compared to Fiscal 2022, which was generated from processing uranium resins according to a toll processing agreement resulting from the U1A Acquisition. As a result, we realized gross profit of $49,670, representing a gross profit margin of 30.2% in Fiscal 2023, an increase of $42,377 from Fiscal 2022.  No sales and service revenues were recorded during Fiscal 2021.

The table below provides a breakdown of sales and service revenue and cost of sales and services:

	Year Ended July 31,
	2023	2022	2021
Sales of purchased uranium inventory	$163,950	$22,946	$-
Revenue from toll processing services	439	215	-
Total sales and service revenue	$164,389	$23,161	$-

Cost of purchased uranium inventory	$(114,353)	$(15,689)	$-
Cost of toll processing services	(366)	(179)	-
Total cost of sales and services	$(114,719)	$(15,868)	$-

Operating Costs

Mineral Property Expenditures

Mineral property expenditures consisted of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures during the past three fiscal years:

	Year Ended July 31,
	2023	2022	2021
Permitting and compliance	$396	$676	$203
Property maintenance	3,608	2,635	1,493
Exploration	9,308	2,582	1,751
Development	1,749	1,995	108
Production readiness	3,559	2,266	924
Total	$18,620	$10,154	$4,479

During Fiscal 2023, the exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Buke Hollow Project: $3,107 (Fiscal 2022: $1,105, Fiscal 2021: $1,025);

●	Christie Lake Project: $3,105 (Fiscal 2022: $nil, Fiscal 2021: $nil); and

●	Roughrider Project: $1,287 (Fiscal 2022: $nil, Fiscal 2021: $nil).

During Fiscal 2023, the production readiness expenditures were primarily spent on the following projects:

●	Palangana Mine: $905 (Fiscal 2022: $505, Fiscal 2021: $609); and

●	Christensen Ranch Mine: $1,799 (Fiscal 2022: $225, Fiscal 2021: $nil).

During Fiscal 2023, the property maintenance expenditures were primarily spent on the following projects:

●	Buke Hollow Project: $703 (Fiscal 2022: $313, Fiscal 2021: $21);

●	Reno Creek Project: $391 (Fiscal 2022: $409, Fiscal 2021: $91);

●	Christensen Ranch Mine: $323 (Fiscal 2022: $109, Fiscal 2021: $nil);

●	Ludeman Project: $328 (Fiscal 2022: $122, Fiscal 2021: $nil); and

●	Allemand Ross Project: $372 (Fiscal 2022: $139, Fiscal 2021: $nil).

General and Administrative

During Fiscal 2023, general and administrative (“G&A”) expenses totaled $20,064, compared to $15,026 in Fiscal 2022 and $12,640 in Fiscal 2021. G&A expenses were comprised of the following:

	Year Ended July 31,
	2023	2022	2021
Salaries and management fees	$5,168	$4,281	$2,417
Office, IR, communication, insurance and travel	6,801	4,501	3,765
Foreign exchange loss	71	317	95
Professional fees	2,609	1,387	952
Sub-total	14,649	10,486	7,229
Stock-based compensation	5,415	4,540	5,411
Total general and administrative expenses	$20,064	$15,026	$12,640

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

●

during Fiscal 2023, salaries, wages and management fees totaled $5,168, compared to $4,281 during Fiscal 2022, which was primarily the result of the corporate-wide salary increases to adjust for inflation, payment of short-term incentive cash bonuses for executive officers, employee and consultants as well as additional salary expenses due to the acquisition of U1A in December 2021 and the acquisition of UEX in August 2022.  The increase in salaries and managements fee in Fiscal 2022 from Fiscal 2021 was primarily due to the corporate-wide salary increase and the acquisition of U1A.

●

during Fiscal 2023, office, filing and listing fees, insurance, corporate development, investor relations and travel expenses totaled $6,801, compared to $4,501 during Fiscal 2022, which was primarily the result of increases in expenses for expansion of our Wyoming’s and UEX's operations.  During Fiscal 2022, office, filing and listing fees, insurance, corporate development, investor relations and travel expenses totaled $4,501, compared to $3,765 during Fiscal 2021, which was primarily the result of increases in expenses for office, administration and insurance, and expansion of our Wyoming’s operations.

●

professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and for audit, accounting and tax compliance services. During Fiscal 2023, professional fees totaled $2,609, compared to $1,387 in Fiscal 2022. During Fiscal 2022, professional fees totaled $1,387, compared to $952 during Fiscal 2021. The overall increasing trend in professional fees is due to the growth in business activities and the expansion of our operations; and

●

stock-based compensation includes the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company under our Stock Incentive Plan.  In recent years, we have utilized equity-based payments to our directors, officers, employees and consultants as part of our continuing efforts to reduce cash outlays.  Stock-based compensation expense totaled $5,415, compared to $4,540 during Fiscal 2022.  The stock-based compensation varied from year to year primarily as a result of changes in the amount of compensation shares and stock award expenses which were amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Acquisition-related Costs

During Fiscal 2023, the acquisition-related costs of UEX and Roughrider Project were capitalized in the consolidated balance sheets as both the UEX and Roughrider Project acquisitions were accounted for as assets acquisition under US GAAP. During Fiscal 2022, we incurred acquisition-related costs of $3,444 in the statement of operations in connection with the U1A Acquisition, as it was accounted for as a business combination.

Depreciation, Amortization and Accretion

During Fiscal 2023, depreciation, amortization and accretion totaled $2,007, which increased by $628 compared to $1,379 during Fiscal 2022, primarily due to a full-year depreciation of our plant and equipment acquired from the U1A Acquisition compared to 7 months of depreciation in Fiscal 2022. During Fiscal 2022, depreciation, amortization and accretion totaled $393. Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

Interest and finance costs were comprised of the following:

	Year Ended July 31,
	2023	2022	2021
Interest paid on long-term debt	$-	$409	$1,255
Amortization of debt discount	-	525	1,376
Surety bond premium	760	539	187
Other	45	46	62
Total	$805	$1,519	$2,880

During Fiscal 2023 the decrease in interest on long-term debt and amortization of debt discount resulted from the decrease in the outstanding principal amount of our long-term debt to $Nil as at January 31, 2022, from $10,000 as at July 31, 2021, and from $20,000 as at July 31, 2020 due to the principal repayments we made. The increase in surety bond premiums in Fiscal 2022 resulted from the surety bonds assumed as a result of the U1A Acquisition.

Income from Equity-Accounted Investment

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, income from the equity-accounted investment comprised of the following:

	Year Ended July 31,
	2023	2022	2021
Share of income (loss)	$(1,648)	$153	$732
Gain on dilution of ownership interest	654	3,973	4,473
Total	$(994)	$4,126	$5,205

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recorded a gain on dilution of ownership interest in Uranium Royalty Corp. (“URC”) of $654, $3,973 and $4,473, respectively, as a result of URC issuing more shares from its equity financings, which decreased our ownership interest in URC to 14.9% at July 31, 2023, from 15.5% at July 31, 2022 and from 18.1% at July 31, 2021.

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recorded a share of URC’s income of $414, $153 and $732, respectively. During Fiscal 2023, we also recorded a share of JCU (Canada) Exploration Company Limited (“JCU”)'s loss of $2,062 since the acquisition of UEX which owns 50% of JCU.

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

On April 19, 2022, we entered into a debt settlement agreement (the “Settlement Agreement”) and a property swap agreement (the “Swap Agreement”; and together with the Settlement Agreement, the “Anfield Agreements”) with Anfield to settle the Anfield Debt. Pursuant to the Anfield Agreements, the Anfield Debt was settled by the payment by Anfield to UEC of $9,171 in cash and the issuance by Anfield to UEC in units of Anfield (each, an “Anfield Unit”) with a deemed value of $9,171, with each such Anfield Unit being comprised of one common share in the capital of Anfield (each, an “Anfield Common Share”) and one Anfield Common Share purchase warrant (each whole such warrant being an “Anfield Warrant”). Each Anfield Warrant entitles UEC to acquire one Anfield Common Share at a price of CAD$0.18 until May 12, 2027 (collectively, the “Anfield Debt Settlement”). Completion of the Anfield Agreements was contingent on Anfield raising additional financing.

On June 7, 2022, we closed the Anfield Debt Settlement whereby we received $9,171 in cash and Anfield Units, being comprised of 96,272,918 Anfield Common Shares with a fair value of $7,702 and 96,272,918 Anfield Warrants with a fair value of $3,249.

Consequently, we reversed the entire expected credit loss on the debt receivable and recognized a recovery on debt receivable of $18,342 on our consolidated statements of operations and comprehensive income in Fiscal 2022. The fair value of the cash and the Anfield Common Shares and Anfield Warrants totaled $20,122, which exceeded the amounts of $18,342 previously written off at the date of U1A Acquisition by $1,780, resulting in a gain on settlement of the Anfield Debt receivable on our consolidated statements of operations and comprehensive income.

Gain on Disposition of Assets

Consequently, we reversed the entire expected credit loss on the debt receivable and recognized a recovery on debt receivable of $18,342 on our consolidated statements of operations and comprehensive income in Fiscal 2022. The fair value of the cash and the Anfield Common Shares and Anfield Warrants totaled $20,122, which exceeded the amounts of $18,342 previously written off at the date of U1A Acquisition by $1,780, resulting in a gain on settlement of the Anfield Debt receivable on our consolidated statements of operations and comprehensive income.

Fair value loss on Equity Securities

As at July 31, 2023, our investments in certain equity securities are re-evaluated using the market values at period end, which resulted in fair value loss totaling $13,083 compared to fair value loss of $1,898 in Fiscal 2022.  Refer to Note 17: Fair Value Loss on Equity Securities contained herein.

Liquidity and Capital Resources

	July 31, 2023	July 31, 2022
Cash and cash equivalents	$45,614	$32,536
Current assets	55,205	102,191
Current liabilities	12,194	8,498
Working capital	43,011	93,693

During Fiscal 2023, we received net proceeds of $66,527 from equity financing, and exercises of stock options and share purchase warrants.  As at July 31, 2023, we had a working capital of $43,011.

Subsequent to July 31, 2023, we received additional cash proceeds of $36,217 under our ATM Offering (as described herein).

We have a history of operating losses resulting in an accumulated deficit balance since inception.  Although we recorded net income in Fiscal 2022, we recorded net losses in Fiscal 2023 and all prior years, and we had an accumulated deficit balance of $289,680 as at July 31, 2023.  During Fiscal 2023, net cash provided by operating activities totaled $72,573, but we recorded negative operating cash flow in prior years. Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. We have yet to achieve consistent profitability or develop consistent positive cash flow from operations. Currently, we also rely on cash flows generated from the sales of our purchased uranium concentrates to fund our operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control and including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

We hold mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, with annual land-related payments totaling $5.8 million to maintain these rights in good standing.

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

We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date that this Annual Report is issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to generate cash flow from the sales of our uranium inventories under our Physical Uranium Program and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Equity Financings

On May 17, 2021, we filed a Form S-3 shelf registration statement under the Securities Act which was declared effective by the SEC on June 1, 2021, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of up to an aggregate offering amount of $200 million (the “2021 Shelf”), which included an at-the-market offering agreement prospectus (the “May 2021 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $100 million as part of the $200 million under the 2021 Shelf.

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

During Fiscal 2022, we issued 15,934,606 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $ 35,235.

During Fiscal 2023, we issued 15,171,253 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $ 58,420.

Subsequent to July 31, 2023, we issued a further 7,010,000 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $36,217.

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

Pursuant to the terms of the Third Amended and Restated Credit Agreement, during Fiscal 2022, we issued 161,594 shares with a fair value of $600, and during Fiscal 2021, we issued an aggregate of 1,249,039 shares to our Lender, with a fair value of $1,170, as payment of anniversary fees to our Lender.

During Fiscal 2021, we made voluntary payments totaling $10,000 to certain Lenders, and during Fiscal 2022, we made payment of $10,000 to the remaining Lender, which decreased the principal balance outstanding to $Nil as at July 31, 2022 and 2023 under the Credit Facility.

Operating Activities

During Fiscal 2023, we recorded net cash provided by operating activities totaled $72,573. The positive cash flow was primarily driven by the gross profit of $49,670, decrease in our inventory balance of $60,363, and was partially offset by operating expenditures such as mineral property expenditures and general and administrative expenses.  During Fiscal 2022 and Fiscal 2021, net cash used in operating activities totaled $52,987 and $41,470, respectively, of which $37,206 and $28,961, respectively, was for purchases of uranium concentrates.

Financing Activities

During Fiscal 2023, net cash provided from financing activities totaled $65,417, primarily from net cash of $66,527 from our ATM Offerings and the exercises of stock options and share purchase warrants, offset by payments of $1,044 for tax withholding amounts related to the issuance of RSU and PRSU shares.

During Fiscal 2022 net cash provided from financing activities totaled $157,266, primarily from net cash of $163,755 from the 2021 ATM Offerings and $4,259 from the exercises of stock options and share purchase warrants, offset by the payments of $557 for tax withholding amounts related to the issuance of RSU and PRSU shares, the principal payment of $10,000 to our remaining Lender under the Credit Facility and $191 for a promissory note.

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

Investing Activities

During Fiscal 2023, net cash used for investing activities totaled $124,780, comprised of net cash used for the acquisition of Roughrider of $82,117, cash used for investment in equity securities of $42,602, capital contribution to JCU of $1,415, cash used for investment in mineral rights and properties of $101 and cash used for the purchase of property, plant and equipment of $555, offset by cash received as a resulting of the acquisition of UEX of $1,984 and $26 from the disposition of assets.

During Fiscal 2022, net cash used for investing activities totaled $110,843, comprised of net cash used in the U1A Acquisition of $113,588, cash used in investment in equity securities of $15,215, cash used for investment in mineral rights and properties of $590 and cash used for the purchase of property, plant and equipment of $620, offset by cash proceeds of $9,980 from sales of equity securities, $9,171 from recovery of the Anfield Debt receivable and $19 from the disposition of assets.

During Fiscal 2021, net cash used for investing activities totaled $3,625, primarily for cash used in investment in term deposits of $10,000, cash used in the acquisition of URC shares of $3,397, cash used in the investment in mineral rights and properties of $80 and cash used for the purchase of property, plant and equipment of $148, offset by cash received from the redemption of term deposits of $10,000.

Stock Options and Warrants

As at July 31, 2023, the Company had 8,326,983 stock options outstanding at a weighted-average exercise price of $ 1.92 per share, and 3,857,030 share purchase warrants outstanding at a weighted-average exercise price of $3.31 per share. As at July 31, 2023, the Company had 7,150,361 in-the-money stock options outstanding at a weighted-average exercise price of $1.58 per share and 3,675,212 in-the-money share purchase warrants outstanding at a weighted-average exercise price of $3.27 per share. As at July 31, 2023, outstanding in-the-money stock options and share purchase warrants represented a total of 10,825,573 shares issuable for gross proceeds of approximately $23.3 million should the stock options and share purchase warrants exercised in full. The exercise of these stock options and share purchase warrants is at the discretion of the respective holders and, accordingly, there is no assurance that any of these stock options or share purchase warrants will be exercised in the future.

Plan of Operations

For Fiscal 2024, uranium extraction at PAA-1, 2 and 3 of our Palangana Mine and at the Christensen Ranch Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures, and to remain in a state of operational readiness in anticipation of a sustained recovery of uranium prices. In addition, we will continue the drilling program at our Burke Hollow Project and our recently acquired Roughrider Project, as well as carry out additional exploration activities as required on our remaining portfolio.

Material Commitments

As at July 31, 2023, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$29,064	$1,515	$3,962	$4,498	$19,089
Operating Lease Obligations	1,407	$124	$184	$195	$904
Uranium Inventory Purchase Obligations	72,517	$45,777	$26,740	$-	$-
Total	$102,988	$47,416	$30,886	$4,693	$19,993

As at July 31, 2023, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S., Vancouver, British Columbia, Canada, and Paraguay for total monthly payments of $37. Office lease agreements for the U.S. and Canada expire between September 2023 and November 2028.

Commitments for Management Services

As at July 31, 2023, we have committed to pay our key executives a total of $1,065 per year for management services for Fiscal 2024.

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

We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines. However, we have not established proven or probable reserves for any of the uranium projects we operate, including our ISR Mines. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining. As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain in the Exploration Stage and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Companies in the Production Stage that have established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. Since we are in the Exploration Stage, it has resulted in our reporting of lower income or larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Business Combination and Asset Acquisition

When an acquisition does not meet the definition of a business combination, as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability

When an acquisition is accounted for as a business combination, we recognize and measure the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired and liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements (the “income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (the “market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (the “cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Equity Investments

Investments in an entity in which our ownership is greater than 20% but less than 50%, a 50/50 joint venture which the Company does not have control, or an entity where other facts and circumstances indicate that we have the ability to exercise significant influence over its operating and financing policies, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-accounted investments are recorded initially at cost and adjusted subsequently to recognize our share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. We periodically evaluate whether declines in fair values of our equity investments below the carrying value are other-than-temporary and, if so, whether an impairment loss is required.

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

Subsequent Events

On August 22, 2023, we acquired a portfolio of exploration-stage projects in the Athabasca Basin, Saskatchewan, Canada, which includes 60% equity stake in the Henday Lake joint venture, 100% of the Milliken project and a 50% equity stake in the Carswell joint venture project from Rio Tinto Exploration Canada Inc. for approximately $1.1 million (CAD$1.5 million).

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

Uranium Price Risk

We are subject to market risk related to the market price of uranium. As at July 31, 2023, we had no uranium supply or off-take agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2023, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm (PCAOB ID 271);
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Income (Loss);
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022
Sales and service revenue	$38,949	$20,217	$47,931	$57,292
Gross profit	15,023	6,219	14,570	13,858
Net income (loss)	517	(10,960)	10,892	(3,756)
Total comprehensive income (loss)	6,835	(14,549)	15,509	(14,524)
Basic and diluted income (loss) per share	0.00	(0.03)	0.03	(0.01)
Total assets	737,589	722,148	733,315	695,487

	For the Quarters Ended
	July 31, 2022	April 30, 2022	January 31, 2022	October 31, 2021
Sales and service revenue	$78	$9,892	$13,191	$-
Gross profit	13	3,337	3,943	-
Net income (loss)	5,455	7,345	(5,474)	(2,074)
Total comprehensive income (loss)	5,390	7,206	(6,092)	(1,931)
Basic and diluted income (loss) per share	0.02	0.03	(0.02)	(0.01)
Total assets	354,247	330,793	302,217	232,719

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

As at July 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that, as of July 31, 2023, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of September 27, 2023 are as follows:

Name	Age	Position with the Company
Amir Adnani	45	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	71	Chairman and a director
David Kong	77	Lead independent director
Vincent Della Volpe	81	A director
Gloria Ballesta	48	A director
Trecia Canty	54	A director
Pat Obara	67	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	61	Executive Vice President

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

Mr. Adnani is the founder and Co-Chairman of GoldMining Inc., a publicly-listed gold acquisition and development company, and is the Chairman of Uranium Royalty Corp., a publicly-listed uranium royalty company. Mr. Adnani served as a director of Gold Royalty Corp., a publicly-listed gold royalty company, from November 2020 to March 2023. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and was a director of the university’s Alumni Association from 2015 to 2021.

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

Mr. Abraham holds a Juris Doctor degree from Harvard Law School and is an alumnus of Michigan State University.

David Kong. David Kong has served on our Board of Directors since January 2011 and serves as our lead independent director. Mr. Kong has served as a director of Silvercorp Metals Inc., a public company listed on the Toronto Stock Exchange (the “TSX”) and the NYSE American, since November 2011, as a director of GoldMining Inc., a public company listed on the TSX and the NYSE American, since October 2010, and as a director of New Pacific Metals Corp., a public company listed on the TSX and the NYSE American, from November 2010 to December 2022.

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

Gloria Ballesta. Gloria Ballesta has served on our Board of Directors since July 2018. Ms. Ballesta has been the Chief Executive Officer of Content Mode SAS, a contact center based in Colombia, since January 2016, and serves as a director of GoldMining Inc., a public company listed on the TSX and the NYSE American, since August 2010. Ms. Ballesta has experience managing administrative and compliance procedures for spin-offs, take-overs and financings of various public companies. Ms. Ballesta holds an LLB (Hons.) from the CEU Cardenal Herrera University in Spain and a Master’s degree in Marketing and Business Management from ESIC School of Business in Spain.

Trecia Canty. Trecia Canty has served on our Board of Directors since March 2023. Ms. Canty has over 25 years of experience in finance, strategic transactions, corporate governance, compliance, enterprise risk and ESG and has extensive energy industry experience, including exploration and production, public utilities, pipelines and related businesses in the United States and Canada. Since 2015, Ms. Canty has served as the Senior Vice President, General Counsel and Corporate Secretary and a member of the Executive Committee of PBF Energy Inc. (NYSE: PBF), a Fortune 200 company that is one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. Ms. Canty is graduate of Dartmouth College and received a Masters degree in Public Affairs from Princeton University’s School of International and Public Affairs and a Juris Doctor from Columbia University’s School of Law.

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

Scott Melbye.  Scott Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 40-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of energy to meet the world’s ever-expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. Mr. Melbye currently serves as the Chief Executive Officer, President and a director of Uranium Royalty Corp., a public company listed on the TSX and the Nasdaq Capital Market. Previously, Mr. Melbye served as the Vice President, Commercial at Uranium Participation Corporation (now Sprott Physical Uranium Trust) from 2014 to 2018, and concurrently served as an advisor, to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it related to marketing and sales strategy. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded that company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the CEO during the time that Uranium One was publicly traded on the TSX.

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

Director Qualifications and Experience

The following summarizes the relevant experiences, qualifications, attributes and skills that our director nominees bring to the Board of Directors that are important to our business.

Mining Industry Experience

Directors who have experience serving on mining company boards, in senior leadership roles at mining companies and/or technical expertise in one or more of the following areas: production; mine operations; mine development; exploration; project development; and mergers and acquisitions; bring an understanding of our business and oversight of strategy.

Senior Leadership Experience

Directors who have experience serving in senior leadership roles at large/complex organizations bring strong abilities to motivate others, to identify and develop leadership qualities in others, to achieve strategic priorities and to create long-term value.

Public Company Board Experience

Directors who have experience serving on other public company boards bring knowledge of the operation of the board and relationships between the board, the chief executive officer and other senior management, insights on key issues, agenda setting, risk oversight, corporate governance, executive compensation, operational and compliance-related matters.

International Business Experience

Directors who have experience serving on other company boards or in senior leadership roles at other companies that have international operations bring knowledge of diverse business, political, cultural and regulatory environments.

Capital Markets Experience

Directors who have experience relating to capital markets bring knowledge of investor expectations and perspectives related to capital raising, capital structure, financing transactions, dispositions, mergers, acquisitions and other strategic transactions.

Accounting and Financial Reporting Experience

Directors who have past professional experience in finance or accounting, requisite professional certification in accounting or experience serving as a chief executive officer, chief financial officer, other senior officer with financial oversight responsibilities or experience serving on other public company audit committees, bring an understanding of financial oversight responsibilities required to oversee the Company’s financial reporting and internal control functions.

Corporate Governance, Safety, Health, Environment and Sustainability Experience	Directors who have experience relating to corporate governance, workplace safety, health, the environment and sustainability bring knowledge of leading practices to oversee strong performance.
Government, Regulatory and Public Policy Experience	Directors who have experience relating to government, regulatory or public policy matters bring knowledge helpful to operate in a complex regulatory environment.

The following identifies the relevant experiences, qualifications, attributes and skills possessed by our director nominees:

Skill	Amir Adnani	Spencer Abraham	David Kong	Vincent Della Volpe	Gloria Ballesta	Trecia Canty
Mining Industry Experience	✔	✔	✔	✔	✔	✔
Senior Leadership Experience	✔	✔	✔			✔
Public Company Board Experience	✔	✔	✔	✔	✔
International Business Experience	✔	✔	✔	✔	✔	✔
Capital Markets Experience	✔		✔	✔		✔
Accounting and Financial Reporting Experience	✔		✔	✔	✔	✔
Corporate Governance, Safety, Health, Environment and Sustainability Experience	✔	✔	✔	✔	✔	✔
Government, Regulatory and Public Policy Experience		✔				✔

Term of Office

All of our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their successors are appointed and qualified.

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

Corporate Governance and Nominating Committee

Our Board of Directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board of Directors. The Corporate Governance and Nominating Committee is comprised of Vincent Della Volpe, David Kong and Gloria Ballesta. Mr. Della Volpe is the Chairperson of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE American.

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

Sustainability Committee

Our Sustainability Committee is comprised of David Kong, Gloria Ballesta and Trecia Canty. Our Board of Directors has determined that each member of the Sustainability Committee meets the independence standards of the NYSE American. Mr. Kong is the Chairperson of the Sustainability Committee.

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

The Corporate Governance and Nominating Committee and the Board of Directors are responsible for developing measurable objectives to implement the Diversity Policy and to measure its effectiveness. The Corporate Governance and Nominating Committee meets annually, or otherwise as applicable, to consider whether to set targets based on diversity for the appointment of individuals to the Board of Directors or the executive team, recognizing that, notwithstanding any targets set in any given year, the selection of diverse candidates will depend on the pool of available candidates with the necessary skills, knowledge and experience. In Fiscal 2023, the Corporate Governance and Nominating Committee and the Board of Directors adopted a target to have 30% female directors by the end of the fiscal year. The target has been achieved and female directors comprise 33% of the Board of Directors as of the date hereof.

As at the date of this Annual Report, the members of our Board of Directors identify as 50% racially diverse, 50% white, 17% asian, 17% hispanic, 17% black, 67% ethnically diverse and 33% female. Our executive officers identify as 67% ethnically diverse and 0% female. The Board of Directors believes that diversity will increase the effectiveness of the Board of Directors and the long-term performance of the Company.

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

Conflicts of Interest

To our knowledge, and other than as disclosed in this Annual Report, there are currently no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or any proposed director, officer or other member of management as a result of their outside business interests, except that certain of the directors and officers serve as directors and officers of other companies and, therefore, it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2023 within two business days as required by the SEC.

Board Leadership Structure and Role in Risk Oversight

Our leadership structure is comprised of a President and Chief Executive Officer, a Chairman and a lead independent director. The role of our lead independent director includes: (i) to preside at all executive sessions of the independent directors; (ii) to have authority to call meetings of the independent directors; (iii) to serve as the principal liaison and facilitator between the independent directors, the Chairman, the Chief Executive Officer and senior management; (iv) to provide feedback from executive sessions of the independent directors to the Chairman, Chief Executive Officer and senior management; (v) to be available for consultation and communication with major stockholders where appropriate, upon reasonable request; and (vi) to perform such other functions as the Board of Directors may request.

Our Board of Directors takes an active role in risk oversight of the Company. Our executive officers report any significant risks that come to their attention to our Board of Directors. Our Audit Committee reviews significant financial risks and enterprise risks and reports them to our Board of Directors as well.

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

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

●	review and approve the Company’s compensation guidelines and structure;

●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including base compensation, bonus, incentive and equity compensation; and

●	periodically review and make recommendations to the Board of Directors regarding the compensation of directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2023 the Compensation Committee once again retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2023 included:

●	compensation philosophy validation;

●	peer group review;

●	executive compensation review and recommendations for our Chief Executive Officer, Chief Financial Officer and Executive Vice President;

●	review and design of the annual non-equity incentive plan;

●	director compensation review; and

●	review of compensation discussion and analysis in the Company’s proxy statement.

Fees paid for GGA’s services for our last two fiscal years were $43,417 and $70,461 for Fiscal 2022 and Fiscal 2023, respectively.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

	What We Do ✓		What We Do NOT Do ×
✓	DO align annual incentive pay and performance by linking annual incentive compensation to the achievement of performance goals tied to Company strategic objectives	×	NO guaranteed cash incentives, equity compensation or salary increases for executives except in limited scenarios in connection with their hiring

✓	DO align long-term incentive pay and performance by linking a portion of long-term compensation to the achievement of relative and absolute TSR goals	×	NO full single trigger acceleration of annual equity awards granted to executives

✓	DO cap payouts for annual incentive and LTIP awards	×

NO acceleration of performance based equity awards without regard to performance goals, with any acceleration upon a qualifying termination of employment subject to proration as well as the attainment of performance goals measured through the date of the acceleration event

✓	DO maintain rigorous stock ownership guidelines (3x base compensation for the CEO and 1x base compensation for other executive officers)	×	NO executive retirement plans for any of our executives

✓	DO maintain a clawback policy with respect to cash and equity incentive compensation	×	NO compensation or incentives that encourage unnecessary or excessive risk taking

✓	DO conduct annual compensation review and approval of our compensation philosophy and strategy	×	NO tax gross ups

✓	DO appoint a Compensation Committee comprised solely of independent directors	×	NO pledging of any of our securities by directors, executive officers or other employees

✓	DO use an independent compensation consultant engaged by our Compensation Committee	×	NO hedging or derivative transactions by directors, executive officers or other employees involving our securities

✓	DO have a majority of executive compensation at risk based on corporate performance	×	NO perquisites for executives

In Fiscal 2023, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and director total compensation plans.

The Company recognizes that people are our primary asset and our principal source of establishing a competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, the Company strives to maintain an executive compensation program that is competitive in the mining industry, which is a competitive, global labor market.

The Compensation Committee’s objective is to establish a compensation program that is designed to align with industry trends and attract and retain the best available talent while efficiently utilizing available resources. These objectives are achieved primarily through base compensation and equity compensation designed to be competitive with comparable companies, and to align management’s compensation with the long-term interests of stockholders. In determining executive management’s compensation, the Compensation Committee also takes into consideration the performance and financial condition of the Company.

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

●	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and

●	to reward each executive based on individual and corporate performance and to incentivize such executives to drive the organization’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

●	compensation is designed to align executives to the critical business issues facing the Company;

●	compensation should be fair and reasonable to stockholders and be set with reference to the local market and similar positions of comparable companies;

●

a substantial portion of total compensation is at risk and linked to individual efforts, as well as divisional and corporate performance. This ensures the link between executive pay and business performance;

●	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with stockholders; and

●	compensation should be transparent to the Board of Directors, executives and stockholders.

Benchmarking Compensation and Peer Groups

In Fiscal 2023, the Compensation Committee commissioned a Peer Group review from GGA as part of a competitive compensation market update review of executive and director compensation in order to stay abreast of changes in the external market and to ensure that the Company continued to benchmark compensation with appropriate market comparators. In addition to external market trends, the Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, revised the Peer Group from the prior year to address changes in the external market and to better reflect our Company’s business. The Peer remained relatively consistent with the prior year and included publicly traded uranium and precious metals mining and oil and gas companies, headquartered in North America, of similar size and having a market capitalization and/or total assets generally ranging between 0.25 times and four times that of the Company’s. The companies identified below were removed from or added to the Peer Group based on whether they met or continued to meet this selection criteria. The companies removed from the Peer Group were smaller than the Company from a market capitalization perspective and were deemed to be less relevant to the Company. The companies added to the Peer Group aligned better to the Company based on their market capitalization and/or total assets. The Company’s market capitalization was positioned slightly above the median of the Peer Group at the time of the GGA Recommendations. The Peer Group was used by the Compensation Committee to establish the compensation levels for the Company’s executive officers and its Board of Directors.

In Fiscal 2023, with the GGA Recommendations, our compensation philosophy aimed to align both our executive officers’ and Board of Directors’ compensation around the median of the Peer Group. As it relates to executive compensation as a result of the annual compensation review process, executive base compensation and target short-term incentive compensation levels are benchmarked generally below median levels of comparable roles and experience and the long-term incentive award is benchmarked at or above median to provide a stronger link of realizable compensation that is tied to longer-term shareholder value creation. At the time of the Peer Group review, the Company was positioned at the 51st percentile on a market capitalization basis, and at the 52nd percentile on a total assets basis compared with the Peer Group.

In Fiscal 2023, the following companies were removed from or added to the Peer Group:

Removed from the Peer Group	Added to the Peer Group
Global Atomic Corporation	Coeur Mining, Inc.
IsoEnergy Ltd.	enCore Energy Corp.
NACCO Industries, Inc.	Filo Mining Corp.
PolyMet Mining Corp.	K92 Mining Inc.
Ur-Energy Inc.	Osisko Mining Inc.
Seabridge Gold Inc.
Torex Gold Resources Inc.

The adjustments made for the Peer Group were completed to address the Company’s operational and overall year over year total asset growth. When examining peer alternatives, a balanced approach that examined shareholder and other uranium mining company peer groups was used to ensure that the Peer Group aligned within market norms.

In Fiscal 2023, the Peer Group was comprised of the following companies:

Peer Group
Centrus Energy Corp.	Energy Fuels Inc.	NexGen Energy Ltd.
Coeur Mining, Inc.	Filo Mining Corp.	Northern Oil and Gas, Inc.
Comstock Resources, Inc.	Fission Uranium Corp.	Osisko Mining Inc.
Denison Mines Corp.	Gulfport Energy Corporation	Seabridge Gold Inc.
enCore Energy Corp.	K92 Mining Inc.	Torex Gold Resources Inc.

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

The following table sets forth the direct and indirect base compensation paid to our executive officers on an annual basis at each quarter end for our Fiscal 2023 and thereafter. Effective on August 1, 2023, the base compensation paid on an annual basis to our executive officers was increased to position pay competitively with the market and to reflect the Company’s growth and performance.

	Fiscal 2023				Fiscal 2024
Name and Principal Position	October 31, 2022	January 31, 2023	April 30, 2023	July 31, 2023	As of the date hereof
Amir Adnani President and Chief Executive Officer	$478,000	$478,000	$478,000	$478,000	$575,000
Pat Obara Secretary, Treasurer and Chief Financial Officer	CAD$189,000	CAD$189,000	CAD$189,000	CAD$189,000	$200,000
Scott Melbye Executive Vice President	$262,500	$262,500	$262,500	$262,500	$290,000

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

The following sets forth the Target Awards expressed as a percentage of executive officer base compensation along with the corresponding corporate and individual performance weightings for Fiscal 2023. The performance weightings vary by position within the Company, with corporate performance having a higher weighting for more senior executive officers.

Executive Officer	Base Compensation	Fiscal 2023 Target Award		Performance Weighting
		% of Base Compensation	Target Award	Corporate	Individual
Amir Adnani President and Chief Executive Officer	$478,000	100%	$478,000	80%	20%
Pat Obara Secretary, Treasurer and Chief Financial Officer	CAD$189,000	65%	CAD$122,850	60%	40%
Scott Melbye Executive Vice President	$262,500	50%	$131,250	50%	50%

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

In the first quarter of Fiscal 2023, the Compensation Committee selected performance goals and metrics within a performance scorecard. At the end of Fiscal 2023, the Compensation Committee evaluated the performance achieved relative to the performance goals and metrics and assigned each of Messrs. Adnani and Obara an award at breakthrough for corporate and individual performance and assigned Mr. Melbye an award at breakthrough and above threshold for corporate and individual performance, respectively. Messrs. Adnani, Obara and Melbye achieved awards at 200%, 200% and 130% of target, respectively.

The following sets forth the scorecard for Fiscal 2023.

	Weight			Performance Levels
Performance Metrics	Chief Executive Officer	Chief Financial Officer	Executive Vice President	Threshold (50% of Target Award)	Target (100% of Target Award)	Breakthrough (200% of Target Award)	Result	Payout
S-K 1300 Reporting	10%	7.5%	6%	Roughrider	Roughrider plus one TRS report	Roughrider plus two TRS reports	S-K 1300: Six TRS reports filed	Breakthrough
Accretive Acquisitions	30%	22.5%	19%	Increase resources with accretive acquisitions			Acquisitions: Completed	Breakthrough
				Strengthen the balance sheet to support growth initiatives with at least $50 million of liquid assets comprised of cash and the fair value of physical uranium and equity holdings			Balance Sheet: Exceeded
Balance Sheet	10%	7.5%	6%	$50 million	$60 million	$70 million	$70 million	Breakthrough
				Increase licensed capacity to four million pounds of U3O8 annually at our Hobson Processing Facility (“Hobson Capacity”) and project milestones
Texas Production Growth	7.5%	6%	5%	Increase Hobson Capacity to four million pounds	Increase Hobson Capacity plus define Production Area 2 at our Burke Hollow Project	Increase Hobson Capacity plus define Production Area 2 at our Burke Hollow Project and commence development drilling at our Palangana Mine Production Area 4	Texas Production Growth: Completed	Breakthrough

De-risk and complete a plan for resumption of operations at Christensen including start-up plan preparation, wellfield preparation, plant and pump stations preparation, testing and mobilizing human resources to commence delineation and resource growth drilling

Wyoming	7.5%	6%	5%	Complete a plan for resumption of operations at Christensen including mobilizing human resources to commence delineation and resource growth drilling	Complete drilling at Irigaray Mine Unit 15	Complete drilling at Irigaray Mine Unit 15 and Christensen Mine Unit 12 south	Wyoming: Completed	Breakthrough

Goal 1: Conduct a climate risk assessment to prepare for disclosure aligned with recommendations of the Task Force on Climate-related Financial Disclosures

Goal 2: Measure GHG emissions at all Texas operations for Fiscal 2023

Goal 3: Measure GHG emissions at all Wyoming operations for Fiscal 2023

Goal 4: Measure GHG emissions at all Saskatchewan operations for Fiscal 2023

							ESG Program: Four of four
ESG Program	7.5%	6%	5%	Two of four goals	Three of four goals	Four of four goals	goals completed	Breakthrough
				Promote high performing safe environments with no recordable injuries
Total Recordable Injury and Illness Incidence Rate	7.5%	6%	5%	Rate below 4.8	Rate below 3.2	Rate below 1.6 and no fatalities	Rate: Zero	Breakthrough
				Chief Executive Officer: Exceeded Expectations			Individual
Individual Performance	20%	--	--	Below Expectations	Met Expectations	Exceeded Expectations	Performance: Exceeded Expectations	Breakthrough
				Chief Financial Officer: Exceeded Expectations			Individual
Individual Performance	--	40%	--	Below Expectations	Met Expectations	Exceeded Expectations	Performance: Exceeded Expectations	Breakthrough
				Executive Vice President: Met Expectations			Individual
Individual Performance	--	--	50%	Below Expectations	Met Expectations	Exceeded Expectations	Performance: Met Expectations	Above Threshold

The following sets forth the STIP awards paid to our executive officers for Fiscal 2023.

Executive Officer	Base Compensation	Fiscal 2023 Target Award		Performance		Fiscal 2023 STIP Payout	% of Target
		% of Base Compensation	Target Award	Corporate	Individual
Amir Adnani President and Chief Executive Officer	$478,000	100%	$478,000	80% x 200%	20% x 200%	$956,000	200%
Pat Obara(2) Secretary, Treasurer and Chief Financial Officer	CAD$189,000	65%	CAD$122,850	60% x 200%	40% x 200%	$186,462	200%
Scott Melbye Executive Vice President	$262,500	50%	$131,250	50% x 200%	50% x 60%	$170,000	130%

Performance Goals and Metrics

The Compensation Committee selected the following performance goals and metrics within the Company’s performance scorecard on the belief that these performance goals and metrics were aligned with our corporate strategy and could be impacted by our executive officers. In Fiscal 2023, the payout opportunities for threshold, target and breakthrough performance levels were set at 50%, 100% and 200% of each Target Award, respectively, with interpolation between performance levels.

SEC S-K 1300 Reporting: The Compensation Committee selected this metric based on the belief that adopting the reporting requirements of S-K 1300 is important to the Company’s organizational development and is required for compliance with SEC regulations to provide our stockholders with a more comprehensive understanding of our mineral holdings. This metric represented 10%, 7.5% and 6% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. Publication of a TRS report for the Roughrider Project plus one additional TRS report represented the target level of performance, publication of a TRS report for the Roughrider Project represented the threshold level of performance and publication of a TRS report for the Roughrider Project plus two additional TRS reports represented the breakthrough level of performance. The result was breakthrough performance at 200%. As of July 31, 2023, the Company had completed and filed six TRS reports respecting each of our Texas ISR Hub and Spoke, updated Wyoming ISR Hub and Spoke, Shea Creek, Horseshoe-Raven, Workman Creek and Roughrider Projects on August 11, 2022, September 14, 2022, January 13, 2023, January 24, 2023, March 16, 2023 and May 2, 2023, respectively.

Accretive Acquisitions: The Compensation Committee selected this metric based on the belief that the acquisition of additional accretive uranium deposits is aligned to the Company’s growth objectives. This metric represented 30%, 22.5% and 19% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. The acquisitions of UEX and the Roughrider Project represented opportunities to acquire multiple assets located in Canada’s Athabasca Basin, a premier uranium mining jurisdiction. The acquisitions build on our strategic objective to create the leading western supplier of secure and 100% unhedged uranium with near-term, fully permitted and low-cost U.S. ISR production; and a Canadian high-grade conventional pipeline. Completion of the acquisitions represented the breakthrough level of performance. No threshold or target award opportunities were established for this metric. The result was breakthrough performance at 200%. The Company completed its acquisitions of UEX and the Roughrider Project on August 19, 2022 and October 14, 2022, respectively.

Balance Sheet: The Compensation Committee selected this metric based on the belief that strengthening the balance sheet with at least $50 million of liquid assets comprised of cash and the fair value of physical uranium and equity holdings is important to support the Company’s growth initiatives. This metric represented 10%, 7.5% and 6% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. $60 million of liquid assets represented the target level of performance, $50 million of liquid assets represented the threshold level of performance and $70 million of liquid assets represented the breakthrough level of performance. The result was breakthrough performance at 200%. As of July 31, 2023, the Company had liquid assets of $107 million.

Texas Production Growth: The Compensation Committee selected this metric based on the belief that increasing Hobson capacity (“Capacity”) and achieving project milestones will support additional production capacity and create stockholder value through higher production levels and lower production costs. This metric represented 7.5%, 6% and 5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. Our fully-licensed and 100%-owned Hobson Processing Facility forms the basis for our hub and spoke strategy in the State of Texas. Increasing Hobson Capacity plus defining Production Area 2 at our Burke Hollow Project represented the target level of performance, increasing Hobson Capacity represented the threshold level of performance and increasing Hobson Capacity plus defining Production Area 2 at our Burke Hollow Project and commencing development drilling at our Palangana Mine Production Area 4 represented the breakthrough level of performance. The result was breakthrough performance at 200%. As of July 31, 2023, the Company had increased Hobson Capacity, defined Production Area 2 at our Burke Hollow Project and completed development drilling at our Palangana Mine Production Area 4.

Wyoming: The Compensation Committee selected this metric on the belief that de-risking and completing a plan for the resumption of operations at its Christensen Ranch Mine including start-up plan preparation, wellfield preparation, plant and pump stations preparation, testing and mobilizing human resources to commence delineation and resource growth drilling will advance the Company’s ability to resume uranium production at the central focus of our hub and spoke operations in the State of Wyoming. This metric represented 7.5%, 6% and 5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. Completing drilling at Irigaray Mine Unit 15 represented the target level of performance, completing a plan for the resumption of operations at Christensen including mobilizing human resources to commence delineation and resource growth drilling represented the threshold level of performance and completing drilling at Irigaray Mine Unit 15 and Christensen Mine Unit 12 south represented the breakthrough level of performance. The result was breakthrough performance at 200%. As of July 31, 2023, the Company had completed a plan for the resumption of operations at its Christensen Ranch Mine and completed drilling at Irigaray Mine Unit 15 and Christensen Mine Unit 12 south.

ESG Program: The Compensation Committee selected this metric to support the Company’s commitment to being a responsible steward of our environment and the communities where we operate. This metric required the Company to: (i) conduct a climate risk assessment to prepare for disclosure aligned with recommendations of the Task Force on Climate-related Financial Disclosures; (ii) measure GHG emissions at all Texas operations for Fiscal 2023; (iii) measure GHG emissions at all Wyoming operations for Fiscal 2023; and (iv) measure GHG emissions at all Saskatchewan operations for Fiscal 2023. This metric represented 7.5%, 6% and 5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. The target level of performance required the Company to achieve any three of the four goals, the threshold level of performance required the Company to achieve any two of the four goals and the breakthrough level of performance required the Company to achieve all of the four goals. The result was breakthrough performance at 200%. As of July 31, 2023, the Company had achieved all of the four goals.

Total Recordable Injury and Illness Incidence Rate: The Compensation Committee selected this metric based on the belief that the total recordable injury and illness incidence rate (“IIR”) is critical to the Company’s overall approach to promoting high performing safe environments. The Company’s IIR is calculated by multiplying the total number of Occupational Safety and Health Administration (“OSHA”) recordable injuries and illnesses at our operations by 200,000 and dividing that result by the total number of hours worked by all employees at our operations. In this formula, 200,000 represents the number of hours that would be worked by 100 employees working 40 hours per week, 50 weeks per year, and provides the standard base for calculating incidence rates for a year pursuant to OSHA guidance. This metric represented 7.5%, 6% and 5% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. An IIR below 3.2 represented the target level of performance, an IIR below 4.8 represented the threshold level of performance and an IIR below 1.6 and no work-related fatalities represented the breakthrough level of performance. The result was breakthrough performance at 200%. The Company achieved an IIR of zero for Fiscal 2023, having no work-related fatalities, recordable injuries or illnesses among employees at our operations.

Individual Performance: The Compensation Committee made a subjective determination of individual performance for each executive officer to determine whether the executive officer earned an award for performance in Fiscal 2023. For Fiscal 2023, this metric represented 20%, 40% and 50% of the STIP weighting for Messrs. Adnani, Obara and Melbye, respectively. Individual performance goals included maintaining a high performing leadership team, strategic planning and advancing growth objectives. Performance that qualified for an award at the threshold level was expected in normal operating circumstances, performance that qualified for an award at the target level was believed to be achievable only with additional efforts and results and performance that qualified for an award at the breakthrough level was determined to be achievable only with extraordinary efforts and results. The result was performance achieved at 200%, 200% and 60% for Messrs. Adnani, Obara and Melbye, respectively.

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

In Fiscal 2023 the following milestones were attained by the Company as a result of the success of the executives meeting their performance goals:

●

we completed and filed TRS reports in accordance with S-K 1300 disclosing mineral resources for each of our Texas ISR Hub and Spoke, updated Wyoming ISR Hub and Spoke, Shea Creek, Horseshoe-Raven, Workman Creek and Roughrider Projects on August 11, 2022, September 14, 2022, January 13, 2023, January 24, 2023, March 16, 2023 and May 2, 2023, respectively;

●	we completed the acquisition of UEX on August 19, 2022, making us one of the largest diversified North American focused uranium companies;

●

we completed the acquisition of the Roughrider Project on October 14, 2022. The acquisition of the Roughrider Project represented an opportunity to scale-up in the high-grade Eastern Athabasca Basin of Saskatchewan, Canada;

●

we generated revenue of $164.0 million from sales of 3,150,000 pounds of uranium, which included $17.85 million from sales of 300,000 pounds of U.S. origin uranium concentrates to the U.S. Department of Energy;

●	we published our inaugural sustainability report;

●

we expanded licensed capacity to four million pounds of U3O8 annually at our Hobson Processing Facility, distinguishing the plant as having the largest licensed capacity in Texas and the second largest in the United States;

●	we defined Production Area 2 at our Burke Hollow Project in Texas;

●	we drilled 30 delineation holes at our Palangana Mine Production Area 4 in Texas;

●	we completed an initial phase of development and delineation drilling at our Irigaray and Christensen Ranch Projects in Wyoming; and

●	we commenced a drilling campaign at our 82.77% owned Christie Lake Project in Saskatchewan, Canada, and drilled 19,778.9 meters.

Subsequent to Fiscal 2023:

●

we completed the acquisition of a portfolio of exploration-stage projects in the high-grade Eastern Athabasca Basin of Saskatchewan, Canada, located within close proximity to our Roughrider Project, on August 4, 2023, including the Milliken, 60% owned Henday and 50% owned Carswell Projects.

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

In each of Fiscal 2021, 2022 and 2023 performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs are measured based on the Company’s three year total stockholder return relative to the Global X Uranium ETF. The PRSUs cliff vest and settle based on the achievement of the performance criteria at the end of 36 months. The number of PRSUs that may vest at the end of 36 months is contingent on the level of performance achieved and ranges from 0% to 200% of the PRSU target number of units. Regardless of the relative TSR performance of the Company versus the Global X Uranium ETF TSR, if the Company’s absolute share price is negative between the grant date and the 36th month share price, the maximum number of PRSUs that can vest is capped at 100%.

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

In each of Fiscal 2021, 2022 and 2023 long-term equity incentive plan awards were awarded to the executive officers in the form of RSUs, which vest over 36 months.

In Fiscal 2023 performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PSOs. The PSOs vest over 36 months. The PSOs had a premium exercise price at the time of grant set at 20% above the fair market value of the Company’s stock price at the time of grant and have a ten year term to expiry. The PSOs will only have value if the Company’s future stock price is accretive beyond the exercise price of the PSO awards. The PSOs were granted to provide an additional link to a longer-term performance period.

In Fiscal 2023 the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Peer Group and determined that PRSUs, RSUs and PSOs were the most appropriate form of long-term equity incentive to grant in Fiscal 2023 due to market practice. The long-term equity incentive plan awards awarded to our executive officers in Fiscal 2023 are more particularly described below in the “Grants of Plan Based Awards” table.

The following table summarizes the LTIP grant mix for our executive officers for Fiscal 2023:

Name and Principal Position	Performance Vesting PSOs (% of Granted Units)	Performance Vesting PRSUs (% of Granted Units)	Time Vesting RSUs (% of Granted Units)
Amir Adnani President and Chief Executive Officer	16%	29%	55%

Pat Obara Secretary, Treasurer and Chief Financial Officer	16%	29%	55%

Scott Melbye Executive Vice President	16%	29%	55%

Other Non-Cash Compensation

The Company provides standard health benefits to its executive officers, including medical, dental and disability insurance.

The Company’s other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Executive Compensation

Amir Adnani, President and Chief Executive Officer

During Fiscal 2023, Amir Adnani, through an executive services agreement with Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control, was retained to provide certain services to the Company, and his direct and indirect compensation as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise to the Company.

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

Pat Obara, Secretary, Treasurer and Chief Financial Officer

We appointed Pat Obara as our Secretary, Treasurer and Chief Financial Officer of the Company effective on October 29, 2015. Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara is retained according to an employment agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Obara is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Obara’s expertise to the Company.

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

Stock Ownership Guidelines

We adopted Stock Ownership Guidelines for our executive officers to further align the interests of our executive officers and stockholders (the “Stock Ownership Guidelines”). The Stock Ownership Guidelines provide that each executive officer should attain a specified level of ownership of shares of the Company’s common stock equal to a multiple of their base compensation within five years of the executive officer’s first appointment to their role. The stock ownership requirement is three times (3x) base compensation for our President and Chief Executive Officer and one times (1x) base compensation for our other executive officers. The following table sets forth the total stock ownership and value thereof for each of our executive officers as of September 27, 2023.

Executive Officer	Total Stock Ownership	Total Value of Stock Owned (*)	Stock Ownership Requirement	Meets Stock Ownership Requirement
Amir Adnani President and Chief Executive Officer	3,915,861	$17,033,995	$1,725,000	Yes
Pat Obara Secretary, Treasurer and Chief Financial Officer	737,755	$3,209,234	$200,000	Yes
Scott Melbye Executive Vice President	894,373	$3,890,523	$290,000	Yes

Note:

(*)         The total value of stock owned is based on the $4.35 average closing price of our common stock for the 57 days preceding September 27, 2023.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2023 annual meeting of stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 95% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2023 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2023, there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

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

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended July 31, 2023, 2022 and 2021 (each a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)		Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani President and Chief Executive Officer	2023	$478,000	$-	$2,026,264	(6)	$240,516	$956,000	$-	$-	$3,700,780
	2022	449,167	22,000	964,705	(7)	-	880,000	-	-	2,315,872
	2021	440,000	300,000	895,553	(8)	-	-	-	-	1,635,553

Pat Obara (9) Secretary, Treasurer and Chief Financial Officer	2023	152,023	-	280,229	(6)	33,262	186,462	-	-	651,977
	2022	156,877	7,087	201,820	(7)	-	150,011	-	-	515,795
	2021	141,309	50,000	255,292	(8)	-	-	-	-	446,601

Scott Melbye Executive Vice President	2023	277,644	-	344,894	(6)	40,939	170,000	-	-	833,476
	2022	263,862	12,500	264,893	(7)	-	150,000	-	-	691,255
	2021	250,000	50,000	255,292	(8)	-	-	-	-	555,292

Notes:

(1)

These amounts represent fees paid by us to our Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below. For Fiscal 2021, these amounts include the following restitution payments: to Mr. Adnani: $71,507; to Mr. Obara: CAD$25,112; and to Mr. Melbye: $27,944.

(2)	For Fiscal 2022, these amounts represent discretionary bonuses paid in the fiscal year.
(3)

These amounts represent the aggregate grant date fair value of RSUs and PRSUs. For Fiscal 2023, the grant date fair value of each RSU is $3.32 per share based on the most recent closing price of our common stock as of the grant date of July 31, 2023, and the grant date fair value of each PRSU is $3.347257 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2023: expected risk free interest rate: 4.52%; expected volatility: 84.56%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 81.22%. For Fiscal 2022, the grant date fair value of each RSU is $3.98 per share based on the most recent closing price of our common stock as of the grant date of July 29, 2022, and the grant date fair value of each PRSU is $4.8033 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 29, 2022: expected risk free interest rate: 2.80%; expected volatility: 90.90%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 76.89%. For Fiscal 2021, the grant date fair value of each RSU is $2.15 per share based on the most recent closing price of our common stock as of the grant date of July 21, 2021, and the grant date fair value of each PRSU is $2.48 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 21, 2021: expected risk free interest rate: 0.39%; expected volatility: 78.03%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 66.02%.

(4)

These amounts represent the aggregate grant date fair value of PSOs which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the PSOs granted on July 31, 2023: exercise price: $3.98; expected risk free interest rate: 4.137%; expected annual volatility: 79.457%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $2.092991.

(5)	These amounts represent cash awards under our STIP. The payments for Fiscal 2023 and Fiscal 2022 were made after our year-end results were evaluated in August 2023 and August 2022, respectively.
(6)	This amount represents the aggregate grant date fair value of RSUs and PRSUs granted on July 31, 2023.
(7)	This amount represents the aggregate grant date fair value of RSUs and PRSUs granted on July 29, 2022.
(8)	This amount represents the aggregate grant date fair value of RSUs and PRSUs granted on July 21, 2021.
(9)

For each of Fiscal 2023, 2022 and 2021, the Company paid Mr. Obara in Canadian currency. For the purpose of reporting the base compensation paid to Mr. Obara, the compensation was converted from Canadian currency to U.S. currency at the Bank of Canada rate for the years ended July 31st.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2023, as follows:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Name	Award Type (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum	of Stock or Units	Underlying Options	Awards ($)	Awards ($)
Amir Adnani President and Chief Executive Officer	STIP	August 1, 2022	167,300	334,600	956,000	-	-	-	-	-	-	-
	PSO	July 31, 2023	-	-	-	-	-	-	-	114,915	3.98	240,516	(3)
	RSU (6)	July 31, 2023	-	-	-	-	-	-	397,692	-	-	1,320,337	(4)
	PRSU (6)	July 31, 2023	-	-	-	105,449	210,897	421,795	-	-	-	705,926	(5)

Pat Obara Secretary, Treasurer and Chief Financial Officer	STIP	August 1, 2022	36,127	72.254	186,462	-	-	-	-	-	-	-
	PSO	July 31, 2023	-	-	-	-	-	-	-	15,892	3.98	33,262	(3)
	RSU	July 31, 2023	-	-	-	-	-	-	55,000	-	-	182,600	(4)
	PRSU	July 31, 2023	-	-	-	14,584	29,167	58,333	-	-	-	97,629	(5)

Scott Melbye Executive Vice President	STIP	August 1, 2022	53,320	106,640	262,500	-	-	-	-	-	-	-
	PSO	July 31, 2023	-	-	-	-	-	-	-	19,560	3.98	40,939	(3)
	RSU	July 31, 2023	-	-	-	-	-	-	67,692	-	-	224,737	(4)
	PRSU	July 31, 2023	-	-	-	17,949	35,897	71,795	-	-	-	120,156	(5)

Notes:

(1)

STIP – refers to awards under the Short-Term Incentive Plan;

PSO – refers to performance stock options granted under our Stock Incentive Plan;

RSU – refers to restricted stock units granted under our Stock Incentive Plan; and

PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.

(2)	These figures represent possible payouts pursuant to the STIP for Fiscal 2023.
(3)

These amounts represent the aggregate grant date fair value of PSOs which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the PSOs granted on July 31, 2023: exercise price: $3.98; expected risk free interest rate: 4.137%; expected annual volatility: 79.457%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $2.092991.

(4)	The grant date fair value of each RSU is $3.32 per share based on the most recent closing price of our common stock as of the grant date of July 31, 2023.
(5)

The grant date fair value of each PRSU is $3.347257 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2023: expected risk free interest rate: 4.52%; expected volatility: 84.56%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 81.22%.

(6)	Indirectly held by the Named Executive Officer.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2023, relating to equity awards that have been granted to the Named Executive Officers:

			Option Awards				Stock Awards
Name	Award Type (1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($) (5)
Amir Adnani	Option	July 30, 2019	550,000	-	0.9421	July 30, 2029	-	-	-	-
President and Chief Executive Officer	Option	July 16, 2020	150,000	-	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	850,000	-	1.10	July 16, 2030	-	-	-	-
	PSO	July 31, 2023	-	114,915	3.98	July 31, 2033	-	-	-	-
	RSU	July 21, 2021	-	-	-		78,489	282,560	-	-
	RSU	July 29, 2022	-	-	-		96,081	345,892	-	-
	RSU (6)	July 31, 2023	-	-	-		397,692	1,431,691	-	-
	PRSU	July 21, 2021	-	-	-		-	-	156,977	389,303
	PRSU	July 29, 2022	-	-	-		-	-	81,424	391,104
	PRSU (6)	July 31, 2023	-	-	-		-	-	210,897	705,926

Pat Obara	Option	July 30, 2019	200,000	-	0.9421	July 30, 2029	-	-	-	-
Secretary, Treasurer and Chief Financial Officer	Option	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	250,000	-	1.10	July 16, 2030	-	-	-	-
	PSO	July 31, 2023	-	15,892	3.98	July 31, 2033	-	-	-	-
	RSU	July 21, 2021	-	-	-		22,375	80,550	-	-
	RSU	July 29, 2022	-	-	-		20,101	72,364	-	-
	RSU	July 31, 2023	-	-	-		55,000	198,000	-	-
	PRSU	July 21, 2021	-	-	-		-	-	44,749	110,978
	PRSU	July 29, 2022	-	-	-		-	-	17,034	81,819
	PRSU	July 31, 2023	-	-	-		-	-	29,167	97,629

Scott Melbye	Option	July 30, 2019	125,000	-	0.9421	July 30, 2029	-	-	-	-
Executive Vice President	Option	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
	PSO	July 16, 2020	225,000	-	1.10	July 16, 2030	-	-	-	-
	PSO	July 31, 2023	-	19,560	3.98	July 31, 2033	-	-	-	-
	RSU	July 21, 2021	-	-	-		22,375	80,550	-	-
	RSU	July 29, 2022	-	-	-		26,382	94,975	-	-
	RSU	July 31, 2023	-	-	-		67,692	243,691	-	-
	PRSU	July 21, 2021	-	-	-		-	-	44,749	110,978
	PRSU	July 29, 2022	-	-	-		-	-	22,358	107,392
	PRSU	July 31, 2023	-	-	-		-	-	35,897	120,156

Notes:

(1)

Option – refers to stock options granted under our Stock Incentive Plan;

PSO – refers to performance stock options granted under our Stock Incentive Plan;

RSU – refers to restricted stock units granted under our Stock Incentive Plan; and

PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.

(2)

RSUs granted on July 21, 2021 vest in substantially equal installments on each of July 21, 2022, 2023 and 2024. RSUs granted on July 29, 2022 vest in substantially equal installments on each of July 29, 2023, 2024 and 2025. RSUs granted on July 31, 2023 vest in substantially equal installments on each of July 31, 2024, 2025 and 2026.

(3)	The value shown is based on the closing price of our common stock of $3.60 per share on July 31, 2023.
(4)

Represents unearned shares under target PRSUs granted on July 21, 2021, July 29, 2022 and July 31, 2023. The PRSUs granted on July 21, 2021 cliff vest on July 21, 2024 depending on three-year relative TSR performance. The PRSUs granted on July 29, 2022 cliff vest on July 29, 2025 depending on three-year relative TSR performance. The PRSUs granted on July 31, 2023 cliff vest on July 31, 2026 depending on three-year relative TSR performance.

(5)

The grant date fair value of each PRSU granted on July 21, 2021 is $2.48 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 21, 2021: expected risk free interest rate: 0.39%; expected volatility: 78.03%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 66.02%. The grant date fair value of each PRSU granted on July 29, 2022 is $4.8033 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 29, 2022: expected risk free interest rate: 2.80%; expected volatility: 90.90%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 76.89%. The grant date fair value of each PRSU granted on July 31, 2023 is $3.347257 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2023: expected risk free interest rate: 4.52%; expected volatility: 84.56%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 81.22%.

(6)	Indirectly held by the Named Executive Officer.
(7)

Stock options granted on July 30, 2019 and July 16, 2020 vest as to one-eighth on each day which is three and six months, respectively, from the date of grant and one-quarter on each day which is 12, 18 and 24 months, respectively, from the date of grant. PSOs granted on July 16, 2020 vest in substantially equal installments on each of July 16, 2021, 2022 and 2023. PSOs granted on July 31, 2023 vest in substantially equal installments on each of July 31, 2024, 2025 and 2026.

Option Exercises and Stock Vested

The following table sets forth the value realized on stock options exercised and stock awards vested for the Named Executive Officers for Fiscal 2023:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2) ($)
Amir Adnani, President and Chief Executive Officer	236,964	1,115,250	259,861	827,438
Pat Obara, Secretary, Treasurer and Chief Financial Officer	77,541	366,000	71,590	227,383
Scott Melbye, Executive Vice President	75,000	126,000	63,898	204,014

Notes:

(1)	This amount represents the difference between the closing price of our common stock on the date of exercise and the exercise price of the stock option.
(2)	These amounts represent the number of RSUs vested multiplied by the closing price of our common stock on each of the vesting dates and is calculated before payment of any applicable withholding taxes.

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

Director Compensation

Our non-executive directors receive an annual retainer consisting of cash and equity compensation for their annual service. The value and form of equity awards granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to directors of other companies in the industry. In Fiscal 2023 RSUs and stock options were awarded to our non-executive directors. The RSUs vest over 36 months. The stock options vest over 24 months.

The following table sets forth information relating to compensation paid to our directors for Fiscal 2023:

Name (1)	Fees Earned Or Paid In Cash	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Spencer Abraham	$157,500	$127,694	$127,876	$-	$-	$-	$413,070
David Kong	23,474	51,078	51,151	-	-	-	125,703
Vincent Della Volpe	31,500	51,078	51,151	-	-	-	133,729
Ganpat Mani (4)	26,250	-	-	-	-	-	26,250
Gloria Ballesta	23,474	51,078	51,151	-	-	-	125,703
Trecia Canty (5)	11,768	51,078	51,151	-	-	-	113,997

Notes:

(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)

These amounts represent the grant date fair value of RSUs. The grant date fair value of each RSU is $3.32 per share based on the most recent closing price of our common stock as of the grant date of July 31, 2023. RSUs granted on July 31, 2023 vest in substantially equal installments on each of July 31, 2024, 2025 and 2026.

(3)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on July 31, 2023: exercise price: $3.32; expected risk free interest rate: 4.137%; expected annual volatility: 79.457%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $2.20.

(4)	Mr. Mani ceased serving as a director of the Company on July 20, 2023.
(5)	Ms. Canty was appointed as a director of the Company on March 17, 2023.

As at July 31, 2023, our directors held stock options to acquire an aggregate of 2,559,004 shares of our common stock as follows: Spencer Abraham: 127,967 stock options; Amir Adnani: 1,664,915 stock options including PSOs; David Kong: 213,995 stock options; Vincent Della Volpe: 210,954 stock options; Gloria Ballesta: 217,954 stock options; and Trecia Canty: 123,219 stock options.

Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017, and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is retained according to an appointment letter with our Company. In Fiscal 2023, Mr. Abraham was compensated at a rate of $10,500 per month, paid in monthly installments, and $31,500 per year, paid in quarterly installments, for his services as a director of the Company. Effective from August 1, 2023, the monthly fee payable to Mr. Abraham was increased to $14,166.67 and the annual fee payable to Mr. Abraham remains set at $31,500. The compensation paid to Mr. Abraham is more particularly described below under “Director Services Agreement”.

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

In Fiscal 2023 David Kong, Vincent Della Volpe, Ganpat Mani, Gloria Ballesta and Trecia Canty served as independent directors of the Company. Mr. Kong serves as the Company’s lead independent director and as Chairperson of each of the Company’s Audit Committee and Sustainability Committee. Mr. Della Volpe serves as Chairperson of each of the Company’s Compensation Committee and Corporate Governance and Nominating Committee.

The Company’s independent directors are retained on a yearly basis for their services and are paid quarterly based on annual retainer fees. In Fiscal 2023 the annual retainer fees paid to our independent directors were as follows: David Kong: CAD$31,500 per year; Vincent Della Volpe: $31,500 per year; Ganpat Mani: $26,250 per year; Gloria Ballesta: CAD$31,500 per year; and Trecia Canty: $31,500 per year. Ms. Canty was appointed as a director of the Company on March 17, 2023. Mr. Mani did not stand for re-election at the Company’s 2023 annual meeting of stockholders.

The amounts listed above were all-inclusive retainer fees and there were no additional Committee and/or Chairperson fees or meeting attendance fees in Fiscal 2023.

In addition to such retainers, our directors may, from time to time, receive equity compensation, which is granted on a discretionary basis. The value and form of equity compensation granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to directors of other companies in the industry.

Standard retainer amounts paid to directors, as well as any equity compensation is determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Effective from August 1, 2023, the annual retainer fees paid to our non-executive directors increased and additional annual retainer fees are paid for serving as Chairperson and/or member of each of the standing committees.

Effective from August 1, 2023, the annual retainer fees paid to our non-executive directors are as follows:

Board Position	Retainer
Chairperson	$170,000
Non-Executive Director	$33,000
Audit Committee Chairperson	$10,000
Committee Chairperson other than Audit (1)	$5,000
Committee Members including the Chairperson (2)	$5,000

Notes:

(1)	Committee Chairperson retainers applicable to the Compensation Committee, the Corporate Governance and Nominating Committee and the Sustainability Committee.
(2)

Committee Member retainers applicable to the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Sustainability Committee. Each Committee Chairperson also receives the base Committee Member retainer.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2023, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our CEO) was $81,061; and

●	the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $3,700,780.

Based on this information, for Fiscal 2023 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 46 to 1.

We believe our CEO Pay Ratio for Fiscal 2023 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short and long-term corporate performance. The ratio of our CEO’s base compensation to the base compensation of our median employee was approximately 46 to 1 because our compensation philosophy aims to position the fixed portion of our CEO’s compensation near the 50th percentile of his position per the review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards the CEO a mix of compensation with a higher variable component (i.e., annual bonus, PSOs, RSUs and PRSUs) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase shareholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2023 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;

●

we determined that, as of July 31, 2023, our employee population consisted of approximately 82 individuals working for us and our consolidated subsidiaries, with approximately 52% of these individuals located in the United States, 31% in Canada and 17% in Paraguay. This population consisted of our full-time employees. We do not have part-time, temporary and seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2023 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2023. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2023;

●	no adjustments were made for cost-of-living differences;

●	an average exchange rate for the U.S. dollar for Fiscal 2023 was applied to compensation reported in a foreign currency; and

●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $81,061. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our “Summary Compensation Table” included above.

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

Executive Services Agreements

Adnani Executive Services Agreement

On July 24, 2013, our Board of Directors approved the entering into of an executive services agreement with Adnani Corp. with an initial term commencing retroactively on July 1, 2013 and expiring on July 1, 2016, as amended by a letter agreement dated August 1, 2015 (collectively the “Adnani Agreement”).

The Adnani Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Adnani Corp. provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (ii) we shall pay to Adnani Corp. a monthly fee of $34,000. In consultation with the Compensation Committee and Board of Directors, effective on May 1, 2016, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis, from its original and stated amount to $30,600, of which a portion was paid in shares of common stock in lieu of cash at the discretion of the Compensation Committee to alter from time to time. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis from its original and stated amount to $16,830. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Adnani Corp. was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 and again effective on March 1, 2022, the monthly fee payable to Adnani Corp. was increased to $36,666 and $38,500, respectively. Effective on August 1, 2022 and again effective on August 1, 2023, respectively, the monthly fee payable to Adnani Corp. was increased to $39,833 and $47,916.67, respectively.

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

Pursuant to the terms and provisions of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee of $20,833. In consultation with the Compensation Committee and Board of Directors, effective on May 1, 2016, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis, from its original and stated amount to $18,750. Effective on June 1, 2016, a portion of monthly fees were paid in shares of common stock in lieu of cash at the discretion of the Company management to alter from time to time. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis from its original and stated amount to $12,187.50. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Mr. Melbye was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on March 1, 2022, and again effective on August 1, 2023, the monthly fee payable to Mr. Melbye was increased to $21,875 and $24,166.67, respectively.

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

Obara Employment Arrangement

In Fiscal 2016 we effected an employment arrangement with Mr. Obara (the “Obara Employment Arrangement”). The Obara Employment Arrangement is subject to automatic renewal on a three-month to three-month basis unless the Company provides written notice not to renew the Obara Employment Arrangement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms of the Obara Employment Arrangement: (i) Mr. Obara provides various employment services to the Company which are inclusive of his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer; (ii) we currently pay to Mr. Obara a monthly employment salary of $16,666.67; (iii) Mr. Obara is entitled to participate in the Company’s group benefits plan; and (iv) Mr. Obara is entitled to four weeks’ paid vacation per year of employment.

If the Company elects to not renew the Obara Employment Agreement or any party elects to terminate the Obara Employment Agreement, Mr. Obara’s obligation to provide the services to the Company will continue only until the effective termination date and the Company shall be obligated to provide to Mr. Obara: (i) any fees which would then be due and owing by the Company to Mr. Obara to the effective termination date; (ii) any expense payment reimbursements which would then be due and owing by the Company to Mr. Obara to the effective termination date; (iii) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Obara to the effective termination date; (iv) subject to applicable provisions of the Obara Employment Agreement and the Company’s Stock Incentive Plan, the vested portion of all Mr. Obara’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall continue to be exercisable for a period of 90 calendar days following the effective termination date; and (v) confirmation that all of Mr. Obara’s then benefits coverage would be covered until the effective termination date.

Director Services Agreement

Abraham Agreement

On October 14, 2015, our Board of Directors approved the entering into of an appointment letter with Spencer Abraham dated for reference effective as at October 1, 2015 (the “Abraham Agreement”).

Pursuant to the Abraham Agreement, Mr. Abraham was appointed as non-executive Chairman of our Board of Directors and shall provide duties to us commensurate with his position. In Fiscal 2023, Mr. Abraham was compensated at a rate of $10,500 per month and an annual fee of $31,500 per year for his services as a director of our Company. Effective on August 1, 2023, the monthly fee payable to Mr. Abraham was increased to $14,166.67 and the annual fee payable to Mr. Abraham remains set at $31,500.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 27, 2023, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 385,848,443 shares of common stock outstanding as of September 27, 2023.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following September 27, 2023, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Executive Officers:
Amir Adnani 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	5,468,861 (2)	1.4%
Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	701,159 (3)	*
David Kong 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	330,804 (4)	*
Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	452,000 (5)	*
Trecia Canty 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	27,902 (6)	*
Gloria Ballesta 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	268,852 (7)	*
Pat Obara 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	1,312,755 (8)	*
Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	1,369,373 (9)	*
All directors and executive officers as a group (8 persons)	9,931,742 (10)	2.6%
Major Stockholders:
The Vanguard Group 100 Vanguard Blvd. Malvern, PA, U.S.A., 19355	21,010,864 (11)	5.4%
BlackRock, Inc. 55 East 52nd Street New York, NY, U.S.A., 10055	24,050,662 (12)	6.2%
MMCAP International Inc. SPC MM Asset Management Inc. c/o Mourant Governance Services (Cayman) Limited 94 Solaris Avenue Camana Bay, P.O. Box 1348 Grand Cayman, KY1-1108, Cayman Islands	19,720,259 (13)	5.1%

Notes:

*	Less than one percent.
(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date hereof. As of September 27, 2023, there were 385,848,443 shares of common stock of the Company issued and outstanding.
(2)

This figure represents (i) 3,915,861 shares of our common stock, (ii) 3,000 shares of our common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 1,550,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents (i) 642,903 shares of our common stock and (ii) stock options to purchase 58,256 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(4)	This figure represents (i) 147,835 shares of our common stock and (ii) stock options to purchase 183,005 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(5)	This figure represents (i) 270,095 shares of our common stock and (ii) stock options to purchase 181,905 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(6)	This figure represents stock options to purchase 27,902 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(7)	This figure represents (i) 80,917 shares of our common stock and (ii) stock options to purchase 187,935 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(8)	This figure represents (i) 737,755 shares of our common stock and (ii) stock options to purchase 575,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(9)	This figure represents (i) 894,373 shares of our common stock and (ii) stock options to purchase 475,000 shares of our common stock, which have vested or will vest within 60 days of the date hereof.
(10)

This figure represents (i) 6,692,739 shares of our common stock and (ii) stock options to purchase 3,239,003 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(11)	This information is based on a Schedule 13G filed with the SEC by The Vanguard Group on February 9, 2023.
(12)	This information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on February 1, 2023.
(13)	This figure represents (i) 18,944,369 shares of our common stock and (ii) stock purchase warrants to purchase 775,890 shares of our common stock. This information is based on a Schedule 13G filed with the SEC jointly by MMCAP International Inc. SPC and MM Asset Management Inc. on September 27, 2023, which both have shared voting and dispositive power over such shares. MM Asset Management Inc.’s address is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, Ontario, Canada, M5J 2S1.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2023, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which a related person had or will have a direct or indirect material interest.

During Fiscal 2023 and Fiscal 2022, the Company incurred $86,485 and $9,171, respectively, in G&A costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company. Our President and Chief Executive Officer does not sit on any of our Board of Directors’ key committees: Audit Committee; Compensation Committee; Corporate Governance and Nominating Committee; or Sustainability Committee. Blender is an award-winning design agency and a leader of investor marketing in North America. Blender works with over 500 private and publicly traded companies on all major stock exchanges, including the NYSE, NASDAQ and TSX.

As of July 31, 2023 the amount owing to Blender totaled $Nil (July 31, 2022: $3,205). The amount was unsecured, non-interest bearing and due on demand.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers.  The Charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that David Kong, Vincent Della Volpe, Gloria Ballesta and Trecia Canty each qualify as independent directors under the listing standards of the NYSE American.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2023 and 2022.  Aggregate fees for professional services rendered to us by our auditors for our last two years are set forth below:

	Year Ended July 31, 2023	Year Ended July 31, 2022
Audit Fees	$628,720	$464,943
Audit Related Fees	-	-
Tax Fees	121,027	138,787
Total	$749,747	$603,730

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, PricewaterhouseCoopers LLP, for Fiscal 2023.

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

2.5	Purchase Agreement between Uranerz Energy Corporation and Uranium Energy Corp., dated November 1, 2017 (47)
2.6	Share Purchase Agreement between Uranium One Investments Inc. and Uranium Energy Corp., dated November 8, 2021 (60)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (30)
4.1	Form of Indenture (27)
4.2	Form of Indenture (40)
4.3	Description of Registrant’s Securities †
4.4	Warrant Indenture between UEX Corporation and Computershare Trust Company of Canada, dated December 2, 2020 (75)(‡)
4.5	Warrant Indenture between UEX Corporation and Computershare Trust Company of Canada, dated September 7, 2021 (75)(‡)
4.6	First Supplemental Indenture between UEX Corporation, Uranium Energy Corp. and Computershare Trust Company of Canada, dated May 5, 2023, to the Warrant Indenture dated December 2, 2020 (75)(‡)
4.7	First Supplemental Indenture between UEX Corporation, Uranium Energy Corp. and Computershare Trust Company of Canada, dated May 5, 2023, to the Warrant Indenture dated September 7, 2021 (75)(‡)
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)
10.13	Uranium Mining Lease dated August 24, 2005 (11)
10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)
10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)
10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29	2009 Stock Incentive Plan, as amended on May 25, 2010(13)
10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)

10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated October 25, 2011(18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. dated November 7, 2011(19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated February 28, 2012(20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)
10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41	2013 Stock Incentive Plan (25)
10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)
10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)
10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47	2014 Stock Incentive Plan (31)
10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49	2015 Stock Incentive Plan (33)
10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)
10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)
10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham †
10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)
10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)
10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)
10.59	Form of Warrant (38)
10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)
10.61	2016 Stock Incentive Plan (39)
10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)
10.63	Form of Warrant (41)
10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)
10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 (46)
10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)
10.67	Royalty Purchase Agreement between Uranium Energy Corp. and Uranium Royalty Corp., dated August 20, 2018 (49)
10.68	2018 Stock Incentive Plan (48)
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

10.82	Settlement Agreement between Anfield Energy Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.83	Property Swap Agreement between Anfield Energy Inc., ARH Wyoming Corp., Highbury Resources Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.84	Arrangement Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 13, 2022 (64)
10.85	Form of Lock-up Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and certain Consenting Shareholders of UEX Corporation, dated June 13, 2022 (64)
10.86	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 23, 2022 (65)
10.87	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 5, 2022 (66)
10.88	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 15, 2022 (67)
10.89	Share Purchase and Sale Agreement between Rio Tinto Fer Et Titane Inc. and Uranium Energy Corp., dated October 11, 2022. (68)
21.1	Subsidiaries of Uranium Energy Corp.*
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP *
23.2	Consent of Benjamin J. Schiffer *
23.3	Consent of Western Water Consultants, Inc. *
23.4	Consent of Douglas L. Beahm *
23.5	Consent of Clyde L. Yancey *
23.6	Consent of BRS, Inc. *
23.7	Consent of Victor Fernandez-Crosa *
23.8	Consent of Christopher J. Hamel *
23.9	Consent of James N. Gray *
23.10	Consent of David A. Rhys *
23.11	Consent of Nathan A. Barsi *
23.12	Consent of Roger M. Lemaitre *
23.13	Consent of Carl David Warren *
23.14	Consent of SRK Consulting (UK) Limited *
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) **
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 **
96.1	Technical Report Summary Mineral Resource Report Reno Creek Project Campbell County, WY, effective date December 31, 2021 (61)
96.2	Technical Report Summary Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY, USA, dated March 31, 2022(62)
96.3	SK-1300 Technical Report Summary 2022 Technical Report on the Shea Creek Project, Saskatchewan; Effective Date: October 31, 2022 (69)
96.4	SK-1300 Technical Report Summary 2022 Technical Report on the Horseshoe-Raven Project, Saskatchewan; Effective Date: October 31, 2022 (70)
96.5	S-K 1300 Technical Report Summary 2022 Initial Assessment on the Workman Creek Project, Gila County, Arizona, USA; Effective Date: February 14, 2023 (72)
96.6	Anderson Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Yavapai County, Arizona, USA, dated March 9, 2023 (73)
96.7	Yuty Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Paraguay, SA, dated March 9, 2023 (73)
96.8	Amended S-K 1300 Mineral Resource Report Texas Hub and Spoke ISR Project, TX USA, dated March 9, 2023 (73)
96.9	Amended S-K 1300 Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, dated March 9, 2023 (73)
96.10	S-K 1300 Technical Report on The Roughrider Uranium Project, Saskatchewan, Canada; Effective Date: April 25, 2023 (74)
99.1	2022 Sustainability Report (71)
99.2	Notice to Holders of UEX Warrants under the Warrant Indenture dated December 2, 2020 (75)
99.3	Notice to Holders of UEX Warrants under the Warrant Indenture dated September 7, 2021 (75)

101.1NS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

*	Filed herewith.
**	Furnished herewith.
†	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 29, 2022.
‡	Portions of this exhibit have been omitted.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.
(55)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2020.
(56)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2020.
(57)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(58)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 8, 2021.
(59)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on May 17, 2021.
(60)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 9, 2021.
(61)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 8, 2022.
(62)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 5, 2022.
(63)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 13, 2022.
(64)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2022.
(65)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2022.
(66)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2022.
(67)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 15, 2022.
(68)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2022.
(69)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 11, 2023.
(70)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 23, 2023.
(71)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 13, 2023.
(72)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 14, 2023.
(73)	Incorporated by reference to our Amendment to our Annual Report on Form 10-K/A filed with the SEC on April 3, 2023.
(74)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 1, 2023.
(75)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2023.

Item 16. Form 10-K Summary

None.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Uranium Energy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. and its subsidiaries (together, the Company) as of July 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806, ca_vancouver_main_fax@pwc.com

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

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

Valuation of the mineral rights and properties and equity-accounted investment acquired as part of the net assets acquisition of UEX Corporation

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired all of the issued and outstanding shares of UEX Corporation (UEX) on August 19, 2022. The acquisition was accounted for as an acquisition of assets as UEX does not meet the definition of a business in accordance with relevant accounting standards. Of the net assets acquired, $208,008 thousand related to mineral rights and properties and $24,502 thousand related to an equity-accounted investment. The Company recognized the assets and liabilities acquired in this acquisition by allocating the cost of the acquisition to the assets and liabilities based on their relative fair values. Management applied significant judgment in estimating the fair value of the mineral rights and properties and equity-accounted investment. The fair value of the mineral rights and properties and equity-accounted investment was based on a value per pound of uranium, which was determined using an in situ multiples analysis. Management used data from comparable public companies and precedent transactions in the in situ multiples analysis to estimate a value per pound of uranium and apply that to the property resource estimates, taking into account project‑specific characteristics. The property resource estimates are based on information prepared by qualified persons (management’s specialists).

The principal considerations for our determination that performing procedures relating to the valuation of the mineral rights and properties and equity-accounted investment acquired as part of the net assets acquisition of UEX is a critical audit matter are: (i) the significant judgment by management, including the use of management’s specialists, in determining the fair value of the mineral rights and properties and equity-accounted investment, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the valuation of the mineral rights and properties and equity-accounted investment, including the price per pound of uranium and project resource estimates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the mineral rights and properties and equity-accounted investment acquired. These procedures also included, among others: (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the mineral rights and properties and equity-accounted investment. Testing management’s process included testing the completeness and accuracy of the underlying data used by management in the valuation and evaluating the reasonableness of the project‑specific characteristics. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the in situ multiples analysis and the reasonableness of the data from comparable public companies and precedent transactions used in the in situ multiples analysis to estimate a value per pound of uranium. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the property resource estimates. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of the data used by the specialists and evaluating the specialists’ findings.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

September 28, 2023

We have served as the Company’s auditor since 2020.

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars)

	Note(s)	July 31, 2023	July 31, 2022

CURRENT ASSETS
Cash and cash equivalents	10	$45,614	$32,536
Inventories	7	6,207	66,570
Prepaid expenses and deposits		2,682	2,871
Other current assets		702	214
TOTAL CURRENT ASSETS		55,205	102,191

MINERAL RIGHTS AND PROPERTIES	8	565,560	181,948
PROPERTY, PLANT AND EQUIPMENT	9	19,728	20,234
RESTRICTED CASH	10	7,251	7,251
EQUITY-ACCOUNTED INVESTMENT	11	48,110	24,177
INVESTMENT IN EQUITY SECURITIES	12	38,656	14,834
OTHER NON-CURRENT ASSETS		3,079	3,612
TOTAL ASSETS		$737,589	$354,247

CURRENT LIABILITIES
Accounts payable and accrued liabilities	13	$10,525	$8,162
Asset retirement obligations - current	14	1,515	$-
Other current liabilities		154	336
TOTAL CURRENT LIABILITIES		12,194	8,498

ASSET RETIREMENT OBLIGATIONS	14	17,155	17,276
OTHER NON-CURRENT LIABILITIES		1,020	1,028
DERIVATIVE LIABILITIES	15	4,313	-
DEFERRED TAX LIABILITIES	22	71,080	536
TOTAL LIABILITIES		105,762	27,338

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 378,452,864 shares issued and outstanding (July 31, 2022 - 289,638,307)	16	378	289
Additional paid-in capital		924,737	613,179
Accumulated deficit		(289,680)	(286,373)
Accumulated other comprehensive income		(3,608)	(186)
TOTAL EQUITY		631,827	326,909
TOTAL LIABILITIES AND EQUITY		$737,589	$354,247

COMMITMENTS AND CONTINGENCIES	7, 14
SUBSEQUENT EVENTS	24

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in thousands of U.S. dollars, except per share data)

		Year Ended July 31,
	Note(s)	2023	2022	2021
SALES AND SERVICE REVENUE	18	$164,389	$23,161	$-
COST OF SALES AND SERVICES	18	(114,719)	(15,868)	-
GROSS PROFIT		49,670	7,293	-

OPERATING COSTS
Mineral property expenditures	8	18,620	10,154	4,479
General and administrative	20	20,064	15,026	12,640
Acquisition-related costs	5	-	3,444	-
Depreciation, amortization and accretion	8,9,14	2,007	1,379	393
Impairment loss on mineral properties	8	112	-	-
TOTAL OPERATING COSTS		40,803	30,003	17,512
INCOME (LOSS) FROM OPERATIONS		8,867	(22,710)	(17,512)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(805)	(1,519)	(2,880)
Income (loss) from equity-accounted investment	11	(994)	4,126	5,205
Debt receivable recovery	6	-	18,342	-
Gain on settlement of debt receivable	6	-	1,780	-
Gain on settlement of liabilities		428	-	286
Gain (loss) on disposition of assets		20	6,427	(2)
Loss on revaluation of equity securities	19	(13,083)	(1,351)	-
Gain on revaluation of derivative liabilities	15	3,293	-	-
Other income (expenses)		(163)	152	86
OTHER INCOME (EXPENSES)		(11,304)	27,957	2,695
INCOME (LOSS) BEFORE INCOME TAXES		(2,437)	5,247	(14,817)

DEFERRED TAX RECOVERY (EXPENSE)	22	(870)	5	4
NET INCOME (LOSS) FOR THE YEAR		(3,307)	5,252	(14,813)

OTHER COMPREHENSIVE (LOSS) INCOME
Translation (loss) gain		(3,422)	(679)	613
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME		(3,422)	(679)	613
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE YEAR		$(6,729)	$4,573	$(14,200)

NET INCOME (LOSS) PER SHARE	21
Basic		$(0.01)	$0.02	$(0.07)
Diluted		$(0.01)	$0.02	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		364,789,621	271,019,472	210,295,992
Diluted		364,789,621	280,102,073	210,295,992

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

		Year Ended July 31
	Note(s)	2023	2022	2021
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net income (loss) for the year		$(3,307)	$5,252	$(14,813)
Adjustments to reconcile net income (loss) to cash flows in operating activities
Stock-based compensation	17	5,523	4,681	5,471
Depreciation, amortization and accretion	8,9,14	2,007	1,379	393
Amortization of long-term debt discount		-	525	1,376
Loss (income) from equity-accounted investment	11	994	(4,126)	(5,205)
Debt receivable recovery	6	-	(18,342)	-
Gain on settlement of debt receivable	6	-	(1,780)	-
(Gain) loss on disposition of assets		(20)	(6,427)	2
Impairment loss on mineral properties	8	112
Loss on revaluation of equity securities	19	13,083	1,351	-
Gain on revaluation of derivative liabilities	15	(3,293)	-	-
Gain on settlement of liabilities		(428)	-	(286)
Deferred tax recovery	22	868	(5)	(4)
Changes in operating assets and liabilities
Inventories		60,363	(37,206)	(28,961)
Prepaid expenses and deposits		583	(1,398)	(113)
Other current assets		383	17	(6)
Accounts payable and accrued liabilities		(4,353)	3,262	669
Other liabilities		58	(170)	7
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		72,573	(52,987)	(41,470)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	16	66,527	168,014	95,436
Repayments of long-term debt		-	(10,000)	(10,000)
Repayments of other loans		(66)	(191)	(145)
Cash paid for withholding amounts on options, RSU and PRSU		(1,044)	(557)	(833)
NET CASH PROVIDED BY FINANCING ACTIVITIES		65,417	157,266	84,458

INVESTING ACTIVITIES
Net cash used in U1A Acquisition		-	(113,588)	-
Acquisition of UEX, net of cash acquired	5	1,984	-	-
Acquisition of Roughrider	6	(82,117)	-	-
Investment in mineral rights and properties		(101)	(590)	(80)
Purchase of property, plant and equipment		(555)	(620)	(148)
Capital contribution to equity-accounted investment	11	(1,415)	-	-
Purchase of additional interest in equity-accounted investment		-	-	(3,397)
Investment in term deposits		-	-	(10,000)
Investment in equity securities	12	(47,192)	(15,215)	-
Proceeds from redemption of term deposits		-	-	10,000
Proceeds from debt receivable recovery	6	-	9,171	-
Proceeds from sale of equity security	12	4,590	9,980	-
Proceeds from disposition of assets		26	19	-
NET CASH USED IN INVESTING ACTIVITIES		(124,780)	(110,843)	(3,625)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		13,210	(6,564)	39,363
FOREIGN EXCHANGE DIFFERENCE ON CASH		(132)	-	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR		39,787	46,351	6,988
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	10	$52,865	$39,787	$46,351

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, July 31, 2022	289,638,307	$289	$613,179	$(286,373)	$(186)	$326,909
Common stock
Issued under ATM offering, net of issuance costs	15,171,253	15	58,405	-	-	58,420
Issued upon vesting of RSUs and PRSUs	261,232	-	(645)	-	-	(645)
Issued upon exercise of stock options	2,351,544	3	152	-	-	155
Issued upon exercise of warrants	4,359,086	5	8,846	-	-	8,851
Issued for acquisition of UEX and Roughrider	66,359,126	66	239,447	-	-	239,513
Stock-based compensation
Common stock issued for consulting services	53,407	-	218	-	-	218
Common stock issued under Stock Incentive Plan	258,909	-	945	-	-	945
Amortization of stock-based compensation	-	-	4,190	-	-	4,190
Net loss for the year	-	-	-	(3,307)	-	(3,307)
Other comprehensive loss	-	-	-	-	(3,422)	(3,422)
Balance, July 31, 2023	378,452,864	$378	$924,737	$(289,680)	$(3,608)	$631,827

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2020	184,635,870	$185	$341,059	$104	$(276,812)	$(120)	$64,416
Common stock
Issued under direct offerings, net of issuance costs	26,136,364	26	52,515	-	-	-	52,541
Issued under ATM offering, net of issuance costs	15,934,606	16	35,219	-	-	-	35,235
Issued as anniversary fees for credit facility	1,249,039	1	1,169	-	-	-	1,170
Issued (accrued) upon vesting of RSUs and PRSUs	536,361	1	(1,255)	256	-	-	(998)
Issued upon exercise of stock options	3,326,255	3	1,913	-	-	-	1,916
Issued upon exercise of warrants	3,692,865	4	3,585	-	-	-	3,589
Stock-based compensation
Common stock issued for consulting services	312,302	-	953	-	-	-	953
Common stock issued under Stock Incentive Plan	973,204	1	1,593	-	-	-	1,594
Amortization of stock-based compensation	-	-	3,260	-	-	-	3,260
Warrants
Issued in connection with ATM offering	-	-	1,518	-	-	-	1,518
Issued in connection with a direct offering as issuance costs	-	-	461	-	-	-	461
Net loss for the year	-	-	-	-	(14,813)	-	(14,813)
Other comprehensive income	-	-	-	-	-	613	613
Balance, July 31, 2021	236,796,866	237	441,990	360	(291,625)	493	151,455
Common stock
Issued as anniversary fees for credit facility	161,594	-	600	-	-	-	600
Issued under ATM offering, net of issuance costs	47,507,536	48	163,707	-	-	-	163,755
Issued upon vesting of RSUs and PRSUs	628,803	-	(2,188)	(360)	-	-	(2,548)
Issued upon exercise of stock options	2,152,095	2	932	-	-	-	934
Issued upon exercise of warrants	1,771,869	2	3,323	-	-	-	3,325
Issued for acquisition of mineral properties	111,864	-	426	-	-	-	426
Stock-based compensation
Common stock issued for consulting services	56,273	-	187	-	-	-	187
Common stock issued under Stock Incentive Plan	451,407	-	1,478	-	-	-	1,478
Amortization of stock-based compensation	-	-	2,724	-	-	-	2,724
Net income for the year	-	-	-	-	5,252	-	5,252
Other comprehensive loss	-	-	-	-	-	(679)	(679)
Balance, July 31, 2022	289,638,307	$289	$613,179	$-	$(286,373)	$(186)	$326,909

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

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

As at July 31, 2023, we had working capital (current assets less current liabilities) of $43,011 including cash and cash equivalents of $45,614 and uranium inventory holdings of $5,801. Subsequent to  July 31, 2023, we received further cash proceeds of $36,217 under the ATM Offerings (refer to Note 16: Capital Stock). We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations including our inventory purchase commitments for 12 months from the date that our audited consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine, Christensen Ranch Mine (collectively, the “ISR Mines”), Roughrider and Christie Lake Projects. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines. As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

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

Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold.  We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities.  Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage.  Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method when the underlying property is converted to the Production Stage.  As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

Business Combination and Asset Acquisition

When an acquisition does not meet the definition of a business combination as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability

When an acquisition is accounted for as a business combination, we recognize and measure the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired and liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements (the “income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (the “market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (the “cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.  Areas requiring significant judgements, estimates and assumptions include the valuation of acquired mineral rights and properties and equity-accounted investments, existence of impairment indicators for the Company’s long-lived assets, valuation and measurement of impairment losses on mineral rights and properties, valuation of recoverability of a credit loss, valuation of asset retirement obligations, and valuation of stock options, share purchase warrants and stock-based compensation. Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment.  Actual results could differ significantly from those estimates and assumptions.

Foreign Currency Translation

The functional currency of our Company, including its subsidiaries, is the United States dollar, except for UEX Corporation, whose functional currency is the Canadian dollar.  Our subsidiaries, UEC Resources Ltd., UEC Resources (SK) Ltd., Roughrider Mineral Holdings Inc. and Cue Resources Ltd., maintain their accounting records in their local currency, the Canadian dollar. Piedra Rica Mining S.A., Transandes Paraguay S.A., Metalicos Y No Metalicos Paraguay S.R.L. and Trier S.A. maintain their accounting records in their local currency, the Paraguayan Guarani. In accordance with ASC 830: Foreign Currency Matters, the financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

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

The financial instruments, including cash and cash equivalents, accounts and other receivables, restricted cash, accounts payable and accrued liabilities, are carried at cost, which approximate their fair values due to the immediate or short-term maturity. Investment in equity securities (level 1) and derivative liabilities (level 2) are carried at fair value.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

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

Equity Investments

Investments in an entity in which our ownership is greater than 20% but less than 50%, a 50/50 joint venture which the Company does not have control, or an entity where other facts and circumstances indicate that we have the ability to exercise significant influence over its operating and financing policies, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-accounted investments are recorded initially at cost and adjusted subsequently to recognize our share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition. We periodically evaluate whether declines in fair values of our equity investments below the carrying value are other-than-temporary and, if so, whether an impairment loss is required.

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

Impairment of Long-Lived Assets

Long-lived assets including mineral rights and properties and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors including significant decreases in uranium prices; significant increases in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

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

July 31, 2023

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

Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules

Financial Disclosures of Government Assistance

In November 2021, ASU No. 2021-10 was issued which provides guidance for required annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. We adopted this standard as of August 1, 2022. The adoption did not have a material impact on the consolidated financial statements or disclosures.

NOTE 3:	ACQUISITION OF UEX CORPORATION

During Fiscal 2022, on June 13, 2022, we entered into a definitive agreement with UEX Corporation (“UEX” and the “UEX Agreement”) pursuant to which we would acquire all of the issued and outstanding common shares of UEX in an all-share transaction (the “UEX Acquisition”).   On June 21, 2022, in accordance with the UEX Agreement, we completed a private placement in UEX, whereby we acquired 11,627,907 UEX common shares at a price of CAD$0.43 per UEX common share for total consideration of $3,867. In Fiscal 2022, we also acquired an additional 6,844,000 UEX common shares for total consideration of $1,914 by making purchases of UEX common shares through the facilities of the Toronto Stock Exchange subject to and in accordance with applicable laws.

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

Exercise Price in U.S. dollars	1.077 to3.9494
Exercise Price in Canadian dollars	CAD$1.39 to CAD$5.12
Expected Risk Free Interest Rate	2.40% to 3.23%
Expected Volatility	76.01% to 97.53%
Expected Life in Years	0.12 to 1.0
Expected Dividend Yield	0.00%

The estimated fair value of the Replacement Warrants in the amount of $8,903 as of August 19, 2022 was classified as derivative liabilities in accordance with ASC 815 Derivatives and Hedging, as the exercise prices of the Replacement Warrants are denominated in Canadian dollars, which differs from the Company’s functional currency. The change in fair value on the derivative liabilities is recorded as a change in fair value of derivative liability in our consolidated statements of operations.  The fair value of the Replacement Warrants on August 19, 2022 was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	1.111 to3.4242
Exercise Price in Canadian dollars	CAD$1.44 to CAD$4.44
Expected Risk Free Interest Rate	3.18% to 3.23%
Expected Volatility	90.98% to 101.52%
Expected Life in Years	0.75 to 2.05
Expected Dividend Yield	0.00%

The UEX Acquisition is accounted for as an acquisition of assets rather than a business as UEX does not meet the definition of a business in accordance with ASC 805 Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the UEX Acquisition:

Consideration paid
UEC shares issued	$171,271
Fair value of UEX shares acquired by UEC before acquisition	5,830
Replacement options issued	4,026
Replacement warrants issued	8,903
Acquisition related costs	2,643
Total consideration	$192,673

Assets acquired and liabilities assumed
Cash and cash equivalents	$4,627
Prepaid expenses and deposits	159
Accounts receivable	892
Mineral rights and properties	208,008
Equity-accounted investment	24,502
Investment in equity securities	135
Other non-current assets	118
Total assets	238,441

Accounts payable and accrued liabilities	7,080
Other liabilities	111
Asset retirement obligations (Note 14)	211
Deferred tax liabilities	38,366
Total liabilities	45,768
Total net assets	$192,673

The Company recognized the assets and liabilities acquired in this acquisition by allocating the cost of the acquisition to the assets and liabilities based on their relative fair values. The fair value of the mineral rights and properties and equity-accounted investment was based on a value per pound of uranium which was determined using an in situ multiples analysis. Management used data from comparable public companies and precedent transactions in the in situ multiples analysis to estimate a  value per pound of uranium and apply that to the property resource estimates, taking into account project-specific characteristics. The property resource estimates were based on information prepared by qualified persons (management’s specialists).

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

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the Roughrider Acquisition:

Consideration paid
Cash	$80,000
Fair value of 17,805,815 UEC shares issued at $3.60 per share	64,101
Acquisition related costs	2,117
Total consideration paid	$146,218

Assets acquired and liabilities assumed
Mineral rights and properties	$178,438
Total assets	178,438

Asset retirement obligations (Note 14)	445
Deferred tax liabilities	31,775
Total liabilities	32,220
Total net assets	$146,218

Cash flow on acquisition:

Cash paid	$(80,000)
Acquisition related costs	(2,117)
Acquisition of Roughrider	$(82,117)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

NOTE 5:	ACQUISITION OF URANIUM ONE AMERICAS, INC.

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

The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed for the U1A Acquisition:

Consideration paid
Cash	$125,593
Working capital adjustment (1)	2,902
Total consideration paid	$128,495

Assets acquired and liabilities assumed
Cash & cash equivalents (1)	1,183
Prepaid expenses and deposits (1)	1,550
Other current assets (1)	73
Inventories (1)	192
Mineral rights and properties (2)	110,693
Property, plant and equipment (3)	13,004
Restricted cash	13,755
Debt receivable (4)	-
Other non-current assets (5)	1,613
Total assets	142,063

Accounts payable and accrued liabilities (1)	96
Other liabilities (5)	765
Asset retirement obligations (6)	12,707
Total liabilities	13,568
Total net assets	$128,495

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

NOTE 6:	ANFIELD DEBT SETTLEMENT AND PROPERTY SWAP

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

On April 19, 2022, we entered into a debt settlement agreement (the “Settlement Agreement”) and a property swap agreement (the “Swap Agreement”; and together with the Settlement Agreement, the “Anfield Agreements”) with Anfield to settle the Anfield Debt. Pursuant to the Anfield Agreements, the Anfield Debt was settled by the payment by Anfield to UEC of $9,171 in cash and the issuance by Anfield to UEC in units of Anfield (each, an “Anfield Unit”) with a deemed value of $9,171, with each such Anfield Unit being comprised of one common share in the capital of Anfield (each, an “Anfield Common Share”) and one Anfield Common Share purchase warrant (each whole such warrant being an “Anfield Warrant”). Each Anfield Warrant entitles UEC to acquire one Anfield Common Share at a price of CAD$0.18 until May 12, 2027 (collectively, the “Anfield Debt Settlement”). Completion of the Anfield Agreements was contingent on Anfield raising additional financing.

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

Consequently,  we reversed the entire expected credit loss on the debt receivable and recognized a recovery on debt receivable of $18,342 on our consolidated statements of operations and comprehensive income in Fiscal 2022. The fair value of the cash and the Anfield Common Shares and Anfield Warrants totaled $20,122, which exceeded the amounts of $18,342 previously written off at the date of U1A Acquisition by $1,780. In accordance with ASC 326 Financial Instruments – Credit Loss, as amended by ASU 2019-04, expected recoveries of amounts previously written off and expected to be written off shall be included in the valuation account and shall not exceed the aggregate of amounts previously written off and expected to be written off by an entity. As a result, we recorded a gain of $1,780 on settlement of the Anfield Debt receivable on our consolidated statements of operations and comprehensive income in Fiscal 2022.

Concurrent with the Anfield Debt Settlement, we completed the Swap Agreement whereby we have received from Anfield 25 ISR uranium projects with a fair value of $6,500 located in Wyoming in exchange for the Company’s Slick Rock Project and Long Park Project located in Colorado with a total carrying value of $92. The Property Swap was considered a nonmonetary transaction, and in accordance with ASC 850 – Nonmonetary Transactions, the accounting for nonmonetary transactions should be based on the fair values of the assets involved. The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss is recognized on the exchange. The fair value of properties we surrendered was estimated to be $6,500 using the discounted cash flow model. As a result, we recorded a gain of $6,408 on disposition of assets on our consolidated statements of operations and comprehensive income in Fiscal 2022.

NOTE 7:	INVENTORIES

As at July 31, 2023, we held 171,000 pounds of purchased uranium concentrate inventory.  Costs of inventory consisted of the following:

	July 31, 2023	July 31, 2022
Material and supplies	$228	$232
Uranium concentrates from production	178	178
Purchased uranium inventories	5,801	66,160
	$6,207	$66,570

As at July 31, 2023, our uranium inventory purchase commitments over the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2024	995,000	$45,777
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	1,695,000	$72,517

Subsequent to  July 31, 2023, we entered into agreements to purchase 300,000 pounds of purchased uranium inventory for $19,925 with delivery dates in October and November 2023. A purchase commitment of 200,000 pounds for $10,244 in Fiscal 2024 was cancelled. We also received 295,000 pounds of purchased uranium inventory at a cost of $10,058.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

NOTE 8:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at July 31, 2023, we had mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.  As at July 31, 2023, annual maintenance payments of approximately $5.8 million were required to maintain these mineral rights.

As at July 31, 2023, the carrying value of these mineral rights and properties was as follows:

Costs	United States	Canada	Paraguay	Total
Balance at July 31, 2022	$172,340	$982	$15,014	$188,336
Additions	100	386,562	-	386,662
Impact of foreign currency translation	-	(2,937)	-	- 2,937
Balance at July 31, 2023	172,440	384,607	15,014	572,061

Accumulated Depletion, Amortization and Impairment	United States	Canada	Paraguay	Total
Balance at July 31, 2022	(6,388)	-	-	(6,388)
Additions	(1)	-	-	(1)
Impairment	-	(112)	-	(112)
Balance at July 31, 2023	(6,389)	(112)	-	(6,501)

Carrying Value
Balance at July 31, 2022	$165,952	$982	$15,014	$181,948
Balance at July 31, 2023	$166,051	$384,495	$15,014	$565,560

During Fiscal 2018 and Fiscal 2019, we had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the MOPC took the position that certain concessions forming part of the Company’s Yuty and Alto Parana Projects were not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions.

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

The details of mineral property expenditures are as follows:

	Year Ended July 31,
	2023	2022	2021
Permitting and compliance	$396	$676	$203
Property maintenance	3,608	2,635	1,493
Exploration	9,308	2,582	1,751
Development	1,749	1,995	108
Production readiness	3,559	2,266	924
Total	$18,620	$10,154	$4,479

NOTE 9:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2023			July 31, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Plant and Processing Facilities	$19,145	$(1,998)	$17,147	$18,964	$(1,306)	$17,658
Mining Equipment	2,915	(2,478)	437	2,777	(2,382)	395
Logging Equipment and Vehicles	2,799	(1,989)	810	2,666	(1,851)	815
Computer Equipment	306	(280)	26	360	(313)	47
Furniture and Fixtures	198	(180)	18	190	(177)	13
Buildings	297	(87)	210	298	(72)	226
Land	1,080	-	1,080	1,080	-	1,080
	$26,740	$(7,012)	$19,728	$26,335	$(6,101)	$20,234

The depreciation expenses for year ended July 31, 2023 was $1,057 ( July 31, 2022: $749, July 31, 2021: $189).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

NOTE 10:	RESTRICTED CASH

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

Restricted cash consisted of the following:

	July 31, 2023	July 31, 2022
Balance, beginning of year	$7,251	$2,038
Restricted cash received from U1A Acquisition (Note 5)	-	13,755
(Release) addition of surety bond collateral	-	(8,550)
Interest received	-	8
Balance, end of year	$7,251	$7,251

During Fiscal 2022, we received $8,550 as a result of the partial release of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility.

Cash, cash equivalents and restricted cash are included in the following accounts:

	July 31, 2023	July 31, 2022	July 31, 2021
Cash and cash equivalents	$45,614	$32,536	$44,313
Restricted cash	7,251	7,251	2,038
Total cash, cash equivalents and restricted cash	$52,865	$39,787	$46,351

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. The maximum credit risk of these assets are the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of July 31, 2023.

NOTE 11:	EQUITY-ACCOUNTED INVESTMENT

As at July 31, 2023, we owned 15,000,000 shares of Uranium Royalty Corp. (“URC”), representing a 14.9% ( July 31, 2022: 15.5%) interest in URC.  In addition, two of our officers are members of URC’s board of directors, and one is also an executive officer of URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during Fiscal 2023.  Should URC’s outstanding options and warrants be fully exercised, UEC’s ownership interest would decrease from 14.9% to 12.7%.

URC is a public company listed on the TSX with the trading symbol URC and on NASDAQ with the trading symbol UROY. As at July 31, 2023, the fair value of our investment in URC was approximately $34.20 million ( July 31, 2022 - $43.7 million).

As at July 31, 2023, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through the UEX Acquisition completed on August 19, 2022. JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

We incurred $1,667 in exploration expenditures on behalf of JCU for the year ended  July 31, 2023. As at July 31, 2023, the amount receivable from JCU totaled $201 ( July 31, 2022: $Nil).

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the changes in carrying value of our equity-accounted investment are summarized as follows:

Balance, July 31, 2020	$11,515
Addition in URC	3,397
Share of income from URC	732
Gain on dilution of ownership interest in URC	4,473
Foreign exchange difference	613
Balance, July 31, 2021	20,730
Share of income from URC	153
Gain on dilution of ownership interest in URC	3,973
Foreign exchange difference	(679)
Balance, July 31, 2022	24,177
Addition from UEX Acquisition - JCU	24,502
Capital contribution to JCU	1,415
Share of losses from URC and JCU	(1,648)
Gain on dilution of ownership interest in URC	654
Foreign exchange difference	(990)
Balance, July 31, 2023	$48,110

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recorded a gain on dilution of ownership interest of $654, $3,973 and $4,473, respectively, as a result of URC issuing more shares from its equity financings and the exercises of certain of URC’s share purchase warrants.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

NOTE 12:	INVESTMENTS IN EQUITY SECURITIES

On August 19, 2022, we completed the UEX Acquisition (refer to Note 3), and our investment in UEX shares in the amount of $6,914 as of July 31, 2022 was re-measured to its fair value of $5,830 based on the closing price of UEX on August 19, 2022 and transferred as consideration for the UEX Acquisition.

The changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2021	$—
Anfield Debt Settlement (Note 6)	10,951
Investment in UEX	5,781
Unrealized loss on revaluation of equity securities	(1,898)
Balance, July 31, 2022	14,834
Transferred as consideration for UEX Acquisition (Note 3)	(5,830)
Acquired from UEX Acquisition (Note 3)	135
Investment in public listed companies	47,192
Sale of investment in public listed companies	(4,590)
Loss on revaluation of equity securities (Note 19)	(13,083)
Foreign exchange difference	(2)
Balance, July 31, 2023	$38,656

NOTE 13:	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at July 31, 2023, accounts payable and accrued liabilities consisted of the following:

	July 31, 2023	July 31, 2022
Trade payables	$5,576	$2,019
Accrued purchases	1,763	1,497
Accrued payroll liabilities	2,482	3,946
Liabilities assumed from prior acquisitions	704	700
	$10,525	$8,162

NOTE 14:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project, Alto Paraná Titanium Project, Christensen Ranch Mine and Irigaray Processing Facility pursuant to the U1A Acquisition, as well as the AROs related to the Roughrider Acquisition and the UEX Acquisition.

	July 31, 2023	July 31, 2022
Balance, beginning of year	$17,276	$3,939
Accretion	949	630
Assumed from Roughrider Acquisition (Note 4)	445	-
Assumed from UEX Acquisition (Note 3)	211	-
Assumed from U1A Acquisition (Note 5)	-	12,707
Addition	14
Liabilities settled in cash	(220)
Foreign exchange difference	(5)	-
Balance, end of year	$18,670	$17,276

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2023	July 31, 2022
Undiscounted amount of estimated cash flows	$29,064	$28,739

Payable in years	1 to 23	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2024	$1,515
Fiscal 2025	1,472
Fiscal 2026	2,489
Fiscal 2027	2,509
Fiscal 2028	1,990
Remaining balance	19,091
$29,066

NOTE 15:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued Replacement Warrants (refer to Note 3) in connection with the closing of the UEX Acquisition. The Replacement Warrants are accounted for as derivative liabilities as the exercise prices of the Replacement Warrants are denominated in Canadian dollars which differs from our functional currency.

As at July 31, 2023, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	2.444 to3.3636
Exercise Price in Canadian dollars	CAD$3.22 to CAD$4.44
Expected Risk Free Interest Rate	5.25%
Expected Volatility	64.43%
Expected Life in Years	1.11
Expected Dividend Yield	0.00%

The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2022	$—
Fair value of derivative liabilities assumed from UEX Acquisition (Note 3)	8,903
Exercise of Replacement Warrants	(1,297)
Change in fair value	(3,293)
Balance, July 31, 2023	$4,313

NOTE 16:	CAPITAL STOCK

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

During Fiscal 2022, we issued 15,934,606 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $35,235.

During Fiscal 2023, we issued 15,171,253 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $58,420.

Subsequent to July 31, 2023, we issued a further 7,010,000 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $36,217.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at July 31, 2023, and the changes during the periods, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2020	7,721,981	$2.03
Issued in connection with September 2020 Offering	6,833,333	1.80
Issued in connection with April 2021 Offering	181,818	4.13
Exercised	(8,240,505)	1.99
Expired	(1,109,304)	1.87
Balance, July 31, 2021	5,387,323	1.90
Exercised	(1,771,869)	1.88
Balance, July 31, 2022	3,615,454	1.92
Issuance of Replacement Warrants (Note 3,15)	4,660,580	2.95
Exercised	(4,359,086)	1.73
Expired	(59,918)	1.80
Balance, July 31, 2023	3,857,030	$3.31

A summary of share purchase warrants outstanding and exercisable as at July 31, 2023 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$3.27	3,675,212	1.11	September 7, 2024
4.13	181,818	2.68	April 5, 2026
$3.31	3,857,030	1.18

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we received cash proceeds totaling $7,554, $3,589 and $3,325, respectively, from the exercise of share purchase warrants.

NOTE 17:	STOCK-BASED COMPENSATION

Stock Options

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we granted stock options under our stock incentive plans to certain of our directors, officers, employees and consultants to purchase an aggregate of 3,507,004 , 1,279,692 and 959,588 shares of the Company, respectively, which are subject to a 24-month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.  In addition, during Fiscal 2023, we granted performance stock options (the “PSO”s) under our current stock incentive plan to certain of our directors and officers to purchase an aggregate of 150,367 shares of the Company.  The PSOs are subject to a three-year vesting provision whereby one-third of the total PSOs become exercisable at the end of each of the first, second and third year after the date of grant.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Valuation Model, with the following weighted average assumptions:

	Year Ended July 31,
	2023 (1)	2022	2021
Expected Risk Free Interest Rate	4.14%	2.73%	0.70%
Expected Volatility	79.43%	78.75%	72.57%
Expected Life in Years	4.90	4.96	5.00
Expected Dividend Yield	0%	0%	0%
Weighted-Average Grant Date Fair Value	$2.18	$2.45	$1.30

(1) The assumptions used for the fair value measurement of the Replacement Options are excluded in the table below as they have been separately disclosed in Note 3.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

A continuity schedule of outstanding stock options as at July 31, 2023, and the changes during the fiscal year periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2020	15,514,750	$1.13
Granted	959,588	2.21
Exercised	(4,705,005)	1.09
Expired	(1,365,000)	1.48
Balance, July 31, 2021	10,404,333	1.21
Granted	1,279,692	3.80
Exercised	(2,728,498)	1.17
Expired	(75,000)	2.50
Balance, July 31, 2022	8,880,527	1.58
Granted	3,507,004	2.46
Exercised	(3,995,897)	1.63
Forfeited	(24,651)	3.18
Expired	(40,000)	1.53
Balance, July 31, 2023	8,326,983	$1.92

The table below sets forth the number of shares issued and cash received upon exercise of stock options:

	Year Ended July 31,
	2023	2022	2021
Number of Options Exercised on Cash Basis	365,537	872,580	1,734,127
Number of Options Exercised on Forfeiture Basis	3,630,360	1,855,918	2,970,878
Total Number of Options Exercised	3,995,897	2,728,498	4,705,005

Number of Shares Issued on Cash Exercise	365,537	872,580	1,734,127
Number of Shares Issued on Forfeiture Basis	1,986,007	1,279,515	1,592,128
Total Number of Shares Issued Upon Exercise of Options	2,351,544	2,152,095	3,326,255

Cash Received from Exercise of Stock Options	$553	$934	$1,916
Total Intrinsic Value of Options Exercised	$8,867	$8,336	$6,882

A continuity schedule of outstanding unvested stock options at July 31, 2023, and the changes during the fiscal year periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2020	6,797,471	$0.46
Granted	959,588	1.30
Vested	(3,865,852)	0.47
Balance, July 31, 2021	3,891,207	0.66
Granted	1,279,692	2.45
Vested	(2,984,745)	0.59
Balance, July 31, 2022	2,186,154	1.79
Issuance of Replacement Options (Note 3)	2,301,750	1.75
Granted	1,205,254	2.18
Forfeited	(24,651)	2.00
Vested	(3,865,242)	1.66
Balance, July 31, 2023	1,803,265	$2.28

As at July 31, 2023, the aggregate intrinsic value of all outstanding stock options granted was estimated at $14,458 (vested: $14,121 and unvested: $337).  As at July 31, 2023, the unrecognized compensation cost related to unvested stock options was $3,086 expected to be recognized over 1.21 years.

A summary of stock options outstanding and exercisable as at July 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise	Outstanding at	Weighted Average	Weighted Average Remaining Contractual Term	Exercisable at	Weighted Average	Weighted Average Remaining Contractual Term
Prices	July 31, 2023	Exercise Price	(Years)	July 31, 2023	Exercise Price	(Years)
$0.80 to $0.99	3,513,999	$0.92	6.52	3,513,999	$0.92	6.52
$1.00 to $1.99	1,390,500	1.12	6.72	1,390,500	1.12	6.72
$2.00 to $2.99	868,189	2.23	7.85	865,689	2.22	7.85
$3.00 to $3.99	2,549,295	3.62	8.91	752,280	3.79	7.89
$4.00 to $4.23	5,000	4.23	9.23	1,250	4.23	9.23
	8,326,983	$1.92	7.43	6,523,718	$1.47	6.90

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

Restricted Stock Units

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company granted RSUs to certain directors and officers of the Company under our then stock incentive plans. RSUs granted during Fiscal 2023 and Fiscal 2022 have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant.  RSUs granted during Fiscal 2021 have a vesting period of three years from the grant date, whereby one-half of the RSUs will vest at the end of the first year, and one-third of the remaining one-half will vest at the end of each of the first, second and third year, respectively, from the date of grant.  The fair value of these RSUs were determined using the share prices at the respective grant dates.

A continuity schedule of outstanding RSUs as at July 31, 2023, and the changes during the fiscal year end periods, is as follows:

	Number of Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Balance, July 31, 2020	1,615,000	$0.92
Granted	407,617	2.15
Vested	(1,025,005)	0.91
Balance, July 31, 2021	997,612	1.42
Granted	346,790	4.03
Vested	(508,368)	1.25
Balance, July 31, 2022	836,034	2.61
Granted	620,386	3.32
Vested	(464,985)	2.02
Forfeited	(11,935)	3.98
Balance, July 31, 2023	979,500	$3.32

A summary of outstanding unvested RSUs as at July 31, 2023, is as follows:

	Number of Restricted	Grant Date	Remaining Life	Aggregate Intrinsic
Grant Date	Stock Units	Fair Value	(Years)	Value
July 21, 2021	135,875	$2.15	0.98	$489
May 01, 2022	39,216	4.25	1.75	141
July 29, 2022	184,023	3.98	2.00	662
July 31, 2023	620,386	3.32	3.00	2,233
	979,500	$3.32	2.48	$3,525

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the number of RSUs vested, the net RSU shares issued and the net RSU shares forfeited as payments of tax withholding amounts are as follows:

	Year Ended July 31,
	2023	2022	2021
Number of RSUs vested	464,985	508,368	1,025,005
Number of net RSU shares issued	261,232	267,681	536,361
Number of RSU shares forfeited as payments of withholding amount	203,753	240,687	488,644

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, stock-based compensation relating to the RSUs were $1,105, $780 and $1,060, respectively.

As at July 31, 2023, unrecognized compensation costs related to unvested RSUs totaled $2,656, which is expected to be recognized over a period of approximately 1.87 years.

Performance Based Restricted Stock Units

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company granted 551,923, 241,632 and 492,950 target PRSUs (the “Target PRSUs”) and allocated up to the same amount of respective PRSUs (the “Additional PRSUs”, and together with the Target PRSUs, the “PRSUs”) respectively, to the Company’s executive officers under our then stock incentive plans.  These PRSUs vest based on certain performance goals measured by the Company’s share price relative to the Global X Uranium ETF share price over a three-year period (the “Performance Period”).  The PRSUs vest based on relative Total Shareholder Return’s (“TSR”) (stock price appreciation) over the measurement period from the grant date of the PRSUs (the “Measurement Period”).

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

The fair values of the Target PRSUs granted were valued using the Monte Carlo Simulation Model at the date of grant with the following principal assumptions.

	Year Ended July 31,
	2023	2022	2021
Expected Risk Free Interest Rate	4.52%	2.80%	0.39%
Expected Volatility	84.56%	90.90%	78.03%
Expected Dividend Yield	0%	0%	0%
Expected Life in Years	3.00	3.00	3.00
Correlation	81.22%	76.89%	66.02%
Grant Price	$3.32	$3.98	$2.15
Grant Date Fair Value	$3.35	$4.80	$2.48

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

A continuity schedule of unvested PRSUs as at July 31, 2023, and the changes during the fiscal year end periods, is as follows:

	Number of Unvested	Weighted Average Grant Date
	PRSUs	Fair Value
Balance, July 31, 2020	757,501	$1.15
Granted	492,950	2.48
Balance, July 31, 2021	1,250,451	1.67
Granted	241,632	4.80
Vested	(757,501)	1.15
Balance, July 31, 2022	734,582	3.24
Granted	551,923	3.35
Balance, July 31, 2023	1,286,505	$3.29

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, stock-based compensation related to amortization of PRSUs totaled $397, $293 and $156, respectively.  As at July 31, 2023, unrecognized compensation costs relating to unvested PRSUs totaled $1,507, which is expected to be recognized over a weighted average period of approximately 2.45 years.

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2023, Fiscal 2022 and Fiscal 2021, is as follows:

	Year Ended July 31,
	2023	2022	2021
Stock-Based Compensation for Consultants
Common stock issued to consultants	$445	$770	$877
Amortization of stock option expenses	561	220	288
	1,006	990	1,165
Stock-Based Compensation for Management
Common stock issued to management	-	-	135
Amortization of stock option expenses	400	471	774
Amortization of RSU and PRSU expenses	1,370	1,035	1,215
	1,770	1,506	2,124
Stock-Based Compensation for Employees
Common stock issued to employees	888	1,187	1,200
Amortization of stock option expenses	1,727	960	982
Amortization of RSU expenses	132	38	-
	2,747	2,185	2,182

	$5,523	$4,681	$5,471

NOTE 18:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of sales and service revenue and cost of sales and service revenue:

	Year Ended July 31,
	2023	2022	2021
Sales of purchased uranium inventory	$163,950	$22,946	$-
Revenue from toll processing services	439	215	-
Total sales and service revenue	$164,389	$23,161	$-

Cost of purchased uranium inventory	$(114,353)	$(15,689)	$-
Cost of toll processing services	(366)	(179)	-
Total cost of sales and services	$(114,719)	$(15,868)	$-

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

The table below provides a breakdown of major customers:

	Year Ended July 31,
	2023	2022
Customer A	22%	0%
Customer B	16%	0%
Customer C	13%	0%
Customer D	12%	0%
Customer E	11%	0%
Customer F	7%	57%
Customer G	3%	42%
Others	16%	1%
	100%	100%

NOTE 19:	FAIR VALUE LOSS ON EQUITY SECURITIES

Fair value loss on equity securities consisted for the following:

	Year Ended July 31,
	2023	2022	2021
Urealized loss from investment in Anfield shares	$(2,214)	$(1,925)	$-
Urealized loss from investment in Anfield warrants	(1,048)	(1,105)	-
Unrealized gain from investment in UEX shares	-	1,132	-
Unrealized and realized gain (loss) from other public listed companies	(8,737)	547	-
Realized loss from investment in UEX shares transferred as consideration for UEX Acquisition	(1,084)	-	-
Total	$(13,083)	$(1,351)	$-

Our investments in Anfield shares, Anfield warrants, UEX shares and other public companies’ shares are Level 1 financial instruments, which were re-valued using quoted share prices.

NOTE 20:	GENERAL AND ADMINISTRATIVE EXPENSES

The table below provides a breakdown of general and administrative expenses:

	Year Ended July 31,
	2023	2022	2021
Salaries and management fees	$5,168	$4,281	$2,417
Office, IR, communication, insurance and travel	6,801	4,501	3,765
Foreign exchange loss	71	317	95
Professional fees	2,609	1,387	952
Sub-total	14,649	10,486	7,229
Stock-based compensation	5,415	4,540	5,411
Total general and administrative expenses	$20,064	$15,026	$12,640

NOTE 21:	NET INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted income (loss) per share for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

	Year Ended July 31,
Numerator	2023	2022	2021
Net Income (Loss) for the Year	$(3,307)	$5,252	$(14,813)

Denominator
Basic Weighted Average Number of Shares	364,789,621	271,019,472	210,295,992
Dilutive Effect of Stock Awards and Warrants	-	9,082,601	-
Diluted Weighted Average Number of Shares	364,789,621	280,102,073	210,295,992

Net Income (Loss) Per Share - Basic	$(0.01)	$0.02	$(0.07)
Net Income (Loss) Per Share - Diluted	$(0.01)	$0.02	$(0.07)

For Fiscal 2021, all outstanding share purchase warrants and stock awards including stock options, RSUs and PRSUs were excluded from the computation of diluted loss per share as their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

NOTE 22:	INCOME TAXES

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2023	2022	2022
Federal income tax provision rate	21.00%	21.00%	21.00%
State income tax provision rate, net of federal income tax effect	2.89%	2.95%	0.83%
Total income tax provision rate	23.89%	23.95%	21.83%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes.

The components of these differences are as follows:

	Year Ended July 31,
	2023	2022	2022
Income (Loss) before income taxes	$(2,437)	$5,247	$(14,817)
Corporate tax rate	23.89%	23.95%	21.83%
Expected tax expense (recovery)	(582)	1,257	(3,235)
Increase (decrease) resulting from
Foreign tax rate differences	(83)	158	77
Permanent differences	1,486	(326)	(217)
Prior year true-up	(464)	6	(270)
Change in state tax rate	(182)	(460)	(406)
Foreign exchange rate differences	1,687	(4)	(56)
Other	1,138	188	163
Change in valuation allowance	(2,130)	(824)	3,940
Deferred tax expense (recovery)	$870	$(5)	$(4)

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

As at July 31, 2023, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged.  As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2023	2022	2022
United States	$5,192	$6,054	$(14,297)
Canada	(6,720)	268	94
Paraguay	(909)	(1,075)	(614)
	$(2,437)	$5,247	$(14,817)

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2023	July 31, 2022
Deferred tax assets (liabilities)
Mineral properties	$2,191	$1,401
Exploration costs	1,774	1,875
Stock option expense	3,628	4,651
Depreciable property	1,115	1,078
Inventories	(3,909)	(3,955)
Asset retirement obligations	3,130	2,924
Other	(2,389)	654
Section 163(j) interest expense carry forwards	4,160	2,040
Loss carry forwards	68,661	70,162
	78,361	80,830
Valuation allowance	(78,361)	(80,830)
Deferred tax assets	-	-

Deferred tax liabilities
Mineral properties	(71,080)	(536)
Net deferred tax liabilities	$(71,080)	$(536)

As the criteria for recognizing deferred tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2024	$2,519
July 31, 2025	4,831
July 31, 2026	8,461
July 31, 2027	6,907
July 31, 2028	11,777
Between July 31, 2009 and 2037	165,665
No expiry	90,364
$290,524

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

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

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$183
July 31, 2028	2,089
July 31, 2029	3,436
July 31, 2030	2,406
July 31, 2031	2,673
Remaining balance	35,161
$45,948

NOTE 23:	SEGMENTED INFORMATION

We currently operate in a single reportable segment and we are focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

The table below provides a breakdown of the Company’s long-term assets by geographic area:

	July 31, 2023
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,051	$384,495	$15,014	$565,560
Property, Plant and Equipment	19,221	145	362	19,728
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investment	-	48,110	-	48,110
Investment in Equity Securities	-	38,656	-	38,656
Other Non-Current Assets	2,965	114	-	3,079
Total Long-Term Assets	$195,488	$471,520	$15,376	$682,384

	July 31, 2022
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$165,952	$982	$15,014	$181,948
Property, Plant and Equipment	19,841	26	367	20,234
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investment	-	24,177	-	24,177
Investment in Equity Securities	-	14,834	-	14,834
Other Non-Current Assets	3,093	519	-	3,612
Total Long-Term Assets	$196,137	$40,538	$15,381	$252,056

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2023

The table below provides a breakdown of our operating results by geographic area. All intercompany transactions have been eliminated.

	Year ended July 31, 2023
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$164,389	$-	$-	$164,389
Cost of sales and services	(114,719)	-	-	(114,719)
Gross profit	49,670	-	-	49,670

Operating Costs:
Mineral property expenditures	12,443	4,857	1,320	18,620
General and administrative	13,926	6,078	60	20,064
Acquisition-related costs	1,985	16	6	2,007
Depreciation, amortization and accretion	-	112	-	112
Total operating costs	28,354	11,063	1,386	40,803
Income (loss) from operations	21,316	(11,063)	(1,386)	8,867

Other income (expenses)	(1,343)	(9,963)	2	(11,304)
Income (loss) before income taxes	$19,973	$(21,026)	$(1,384)	$(2,437)

	Year ended July 31, 2022
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$23,161	$-	$-	$23,161
Cost of sales and services	(15,868)	-	-	(15,868)
Gross profit	7,293	-	-	7,293

Operating Costs:
Mineral property expenditures	8,870	5	1,279	10,154
General and administrative	10,755	4,226	45	15,026
Acquisition-related costs	3,444	-	-	3,444
Depreciation, amortization and accretion	1,358	16	5	1,379
Total operating costs	24,427	4,247	1,329	30,003
Income (loss) from operations	(17,134)	(4,247)	(1,329)	(22,710)

Other income (expenses)	4,959	22,994	4	27,957
Income (loss) before income taxes	$(12,175)	$18,747	$(1,325)	$5,247

	Year ended July 31, 2021
Statement of Operations	United States	Canada	Paraguay	Total
Operating Costs:
Mineral property expenditures	$3,868	$8	$603	$4,479
General and administrative	9,699	2,894	47	12,640
Depreciation, amortization and accretion	373	17	3	393
Total operating costs	13,940	2,919	653	17,512
Loss from operations	(13,940)	(2,919)	(653)	(17,512)

Other income (expenses)	(2,571)	5,259	7	2,695
Loss before income taxes	$(16,511)	$2,340	$(646)	$(14,817)

NOTE 24:	SUBSEQUENT EVENT

On August 22, 2023, we acquired a portfolio of exploration-stage projects in the Athabasca Basin, Saskatchewan, Canada, which includes 60% equity stake in the Henday Lake joint venture, 100% of the Milliken project , and a 50% equity stake in the Carswell joint venture project  from Rio Tinto Exploration Canada Inc. for approximately $1.1 million (CAD$1.5 million).

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
Date: September 28, 2023.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: September 28, 2023.

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Date: September 28, 2023.

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: September 28, 2023.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: September 28, 2023.

By:	/s/ David Kong
David Kong
Director
Date: September 28, 2023.

By:	/s/ Trecia Canty
Trecia Canty
Director
Date: September 28, 2023.

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: September 28, 2023.