Form 10-Q
period 2023-10-31
URANIUM ENERGY CORP
filed 2023-12-11
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33706

URANIUM ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 North Shoreline, Ste. 800, Corpus Christi, Texas, U.S.A.	78401
(U.S. corporate headquarters)	(Zip Code)

1830 – 1188 West Georgia Street Vancouver, British Columbia, Canada (Canadian corporate headquarters)	V6E 4A2 (Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 392,979,724 shares of common stock outstanding as of December 8, 2023.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended October 31, 2023

(Unaudited – Expressed in thousands of U.S. Dollars unless otherwise stated)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	October 31, 2023	July 31, 2023

CURRENT ASSETS
Cash and cash equivalents		$50,240	$45,614
Inventories	3	42,939	6,207
Prepaid expenses and deposits		10,449	2,682
Accounts and other receivables		542	702
TOTAL CURRENT ASSETS		104,170	55,205

MINERAL RIGHTS AND PROPERTIES	4	556,423	565,560
PROPERTY, PLANT AND EQUIPMENT	5	20,062	19,728
RESTRICTED CASH	6	7,251	7,251
EQUITY-ACCOUNTED INVESTMENTS	7	53,364	48,110
INVESTMENT IN EQUITY SECURITIES	8	53,347	38,656
OTHER NON-CURRENT ASSETS		3,512	3,079
TOTAL ASSETS		$798,129	$737,589

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$17,581	$10,525
Asset retirement obligations - current	9	1,515	1,515
Derivative liabilities	10	11,214	-
Other current liabilities		292	154
TOTAL CURRENT LIABILITIES		30,602	12,194

ASSET RETIREMENT OBLIGATIONS	9	17,394	17,155
OTHER NON-CURRENT LIABILITIES		1,509	1,020
DERIVATIVE LIABILITIES	10	-	4,313
DEFERRED TAX LIABILITIES		66,419	71,080
TOTAL LIABILITIES		115,924	105,762

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 389,668,725 shares issued and outstanding (July 31, 2023 - 378,452,864)	11	390	378
Additional paid-in capital		982,831	924,737
Accumulated deficit		(286,359)	(289,680)
Accumulated other comprehensive loss		(14,657)	(3,608)
TOTAL EQUITY		682,205	631,827
TOTAL LIABILITIES AND EQUITY		$798,129	$737,589

SUBSEQUENT EVENTS	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended
		October 31,
	Notes	2023	2022
SALES AND SERVICE REVENUE	13	$108	$57,292
COST OF SALES AND SERVICES	13	(90)	(43,434)
GROSS PROFIT		18	13,858

OPERATING COSTS
Mineral property expenditures		5,686	4,051
General and administrative		5,200	5,722
Depreciation, amortization and accretion	4,5,9	517	492
TOTAL OPERATING COSTS		11,403	10,265
INCOME (LOSS) FROM OPERATIONS		(11,385)	3,593

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(201)	(196)
Income from equity-accounted investments	7	1,459	31
Gain on disposition of assets		1	-
Gain (loss) on revaluation of equity securities	8	17,313	(3,466)
Loss on revaluation of derivative liabilities	10	(6,901)	(2,625)
Other income (expenses)		229	(1,122)
OTHER INCOME (EXPENSES)		11,900	(7,378)
INCOME (LOSS) BEFORE INCOME TAXES		515	(3,785)
DEFERRED TAX RECOVERY		2,806	29
NET INCOME (LOSS) FOR THE PERIOD		3,321	(3,756)

OTHER COMPREHENSIVE LOSS
Translation loss		(11,049)	(10,768)
TOTAL OTHER COMPREHENSIVE LOSS		(11,049)	(10,768)
TOTAL COMPREHENSIVE LOSS		$(7,728)	$(14,524)

NET INCOME (LOSS) PER SHARE	14
Basic		$0.01	$(0.01)
Diluted		$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		382,380,679	336,790,726
Diluted		391,423,178	336,790,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands U.S. dollars)

		Three Months Ended October 31,
	Notes	2023	2022
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net income (loss) for the period		$3,321	$(3,756)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	1,572	1,821
Depreciation, amortization and accretion	4,5,9	517	492
Income from equity-accounted investment	7	(1,459)	(31)
Loss (gain) on revaluation of equity securities	8	(17,313)	3,466
Gain on revaluation of derivative liabilities	10	6,901	2,625
Deferred tax recovery		(2,807)	(29)
Changes in operating assets and liabilities
Inventories		(36,732)	37,405
Prepaid expenses and deposits		(7,587)	(87)
Other current assets		148	(139)
Accounts payable and accrued liabilities		7,691	(5,229)
Other liabilities		21	(7)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(45,727)	36,531

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	11	56,534	28,060
Repayments of other loans		-	(49)
Cash paid for withholding amounts on option exercise		(667)	(147)
NET CASH PROVIDED BY FINANCING ACTIVITIES		55,867	27,864

INVESTING ACTIVITIES
Acquisition of UEX, net of cash acquired		-	4,369
Acquisition of Roughrider		-	(80,000)
Investment in mineral rights and properties		(1,160)	-
Capital contribution to equity-accounted investment	7	(653)	-
Purchase of additional interest in equity-accounted investment	7	(5,676)
Investment in equity securities	8	(811)	-
Proceeds from sale of equity securities	8	3,427	-
Purchase of property, plant and equipment		(609)	(152)
NET CASH USED IN INVESTING ACTIVITIES		(5,482)	(75,783)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		4,658	(11,388)
FOREIGN EXCHANGE DIFFERENCE ON CASH		(32)	(183)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		52,865	39,787
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD		$57,491	$28,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity
	Shares	Amount
Balance, July 31, 2023	378,452,864	$378	$924,737	$-	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offerings, net of issuance costs	10,770,000	11	56,259	-	-	-	56,270
Issued upon exercise of stock options	445,861	1	263	-	-	-	264
Stock-based compensation
Amortization of stock-based compensation	-	-	1,572	-	-	-	1,572
Net income for the period	-	-	-	-	3,321	-	3,321
Other comprehensive loss	-	-	-	-	-	(11,049)	(11,049)
Balance, October 31, 2023	389,668,725	$390	$982,831	$-	$(286,359)	$(14,657)	$682,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity
	Shares	Amount
Balance, July 31, 2022	289,638,307	$289	$613,179	$-	$(286,373)	$(186)	$326,909
Common stock
Issued for acquisition of UEX and Roughrider	66,324,560	66	235,306	-	-	-	235,372
Issued under ATM offerings, net of issuance costs	5,218,890	5	21,709	-	-	-	21,714
Issued upon exercise of stock options	1,404,601	2	58	-	-	-	60
Issued upon exercise of warrants	3,410,898	4	6,136	-	-	-	6,140
Stock-based compensation
Common stock issued for consulting services	4,179	-	17	-	-	-	17
Common stock issued under Stock Incentive Plan	73,618	-	299	-	-	-	299
Amortization of stock-based compensation	-	-	1,426	-	-	-	1,426
Replacement options issued for acquisition of UEX	-	-	4,026	-	-	-	4,026
Net loss for the period	-	-	-	-	(3,756)	-	(3,756)
Other comprehensive loss	-	-	-	-	-	(10,768)	(10,768)
Balance, October 31, 2022	366,075,053	$366	$882,156	$-	$(290,129)	$(10,954)	$581,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
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

As at October 31, 2023, we had working capital (current assets less current liabilities) of $73,568 including cash and cash equivalents of $50,240 and purchased uranium inventories of $42,549.  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that these interim condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium concentrates and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars.  Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2023 (“Fiscal 2023”).  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made.  Operating results for the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2024 (“Fiscal 2024”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine, Christensen Ranch Mine (collectively, the “ISR Mines”), Roughrider and Christie Lake Projects.  We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines.  As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment.  The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, and subsequent interim periods,with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

NOTE 3:	INVENTORIES

As at October 31, 2023, we held 866,000  ( July 31, 2023: 171,000) pounds of purchased uranium concentrate inventory.  Costs of inventories consist of the following:

	October 31, 2023	July 31, 2023
Material and supplies	$212	$228
Uranium concentrates from production	178	178
Purchased uranium inventories	42,549	5,801
	$42,939	$6,207

As of October 31, 2023, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments
	in Pounds	Purchase Price
Fiscal 2024	600,000	$32,730
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	1,300,000	$59,470

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at October 31, 2023, we own mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium and titanium.  As of October 31, 2023, annual maintenance payments of approximately $6,546 will be required to maintain these mineral rights.

As at October 31, 2023, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2023	$172,440	$384,607	$15,014	$572,061
Additions	-	1,160	-	1,160
Foreign exchange difference	-	(10,297)	-	(10,297)
Balance, October 31, 2023	172,440	375,470	15,014	562,924

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2023	(6,389)	(112)	-	(6,501)
Balance, October 31, 2023	(6,389)	(112)	-	(6,501)

Carrying Value
Balance, July 31, 2023	$166,051	$384,495	$15,014	$565,560
Balance, October 31, 2023	$166,051	$375,358	$15,014	$556,423

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 31, 2023			July 31, 2023
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$19,145	$(2,172)	$16,973	$19,145	$(1,998)	$17,147
Mining Equipment	3,472	(2,502)	970	2,915	(2,478)	437
Logging Equipment and Vehicles	2,848	(2,056)	792	2,799	(1,989)	810
Computer Equipment	306	(284)	22	306	(280)	26
Furniture and Fixtures	201	(182)	19	198	(180)	18
Buildings	297	(91)	206	297	(87)	210
Land	1,080	-	1,080	1,080	-	1,080
	$27,349	$(7,287)	$20,062	$26,740	$(7,012)	$19,728

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
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

Restricted cash consisted of the following:

	October 31, 2023	July 31, 2023
Balance, beginning of year	$7,251	$7,251
Balance, end of year	$7,251	$7,251

Cash, cash equivalents and restricted cash are included in the following accounts:

	October 31, 2023	July 31, 2023
Cash and cash equivalents	$50,240	$45,614
Restricted cash	7,251	7,251
Total cash, cash equivalents and restricted cash	$57,491	$52,865

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. The maximum credit risk of these assets is the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of  October 31, 2023.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

During the three months ended October 31, 2023, we participated in an equity financing and acquired an additional 1,930,750 common shares of URC at a price of $2.94 per share for total consideration of $5,676.

As at October 31, 2023, we owned 16,930,750 shares of Uranium Royalty Corp. (“URC”), representing a 15.1% ( July 31, 2023: 14.9%) interest in URC.  In addition, two of our officers are members of URC's board of directors.  Furthermore, one of these officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2023.  Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 15.1% to 13.0%.  URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”.  As at October 31, 2023, the fair value of our investment in URC was approximately $48.42 million ( July 31, 2023: $34.2 million).

As at October 31, 2023, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through the UEX Acquisition completed on August 19, 2022.  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

We incurred $30 in exploration expenditures on behalf of JCU for the three months ended October 31, 2023. As at October 31, 2023, the amount receivable from JCU totaled $9 ( July 31, 2023: $201).

During the three months ended October 31, 2023, the changes in carrying value of our equity-accounted investments are summarized as follows:

Balance, July 31, 2023	$48,110
Addition in URC	5,676
Capital contribution to JCU	653
Share of income from URC and JCU	1,038
Gain on dilution of ownership interest in URC	421
Foreign exchange difference	(2,534)
Balance, October 31, 2023	$53,364

For the three months ended October 31, 2023 and 2022, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended October 31, 2023
	2023	2022
Share of income (loss)	$1,038	$(195)
Gain on dilution of ownership interest	421	226
Total	$1,459	$31

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	INVESTMENTS IN EQUITY SECURITIES

During the three months ended October 31, 2023, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2023	$38,656
Dispositions	(3,427)
Additions	811
Gain on revaluation of equity securities	17,313
Foreign exchange difference	(6)
Balance, October 31, 2023	$53,347

The cumulative revaluation adjustment since acquisition of the equity securities held at October 31, 2023 is a gain of $2,283.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2023	$18,670
Accretion	242
Liabilities settled in cash	(3)
Balance, October 31, 2023	18,909
Asset retirement obligations, current	1,515
Asset retirement obligations, non-current	$17,394

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2023	July 31, 2023
Undiscounted amount of estimated cash flows	$29,064	$29,064

Payable in years	1 to 23	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Our undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2024	$1,515
Fiscal 2025	1,472
Fiscal 2026	2,489
Fiscal 2027	2,509
Fiscal 2028	1,990
Remaining balance	19,089
$29,064

NOTE 10:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued Replacement Warrants in connection with the acquisition of UEX Corporation.  The Replacement Warrants are accounted for as derivative liabilities as the exercise prices of the Replacement Warrants are denominated in Canadian dollars which differs from our functional currency.

As at October 31, 2023, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	2.322 to3.2020
Exercise Price in Canadian dollars	CA$3.22 to CA$4.44
Expected Risk Free Interest Rate	5.40%
Expected Volatility	51.73%
Expected Life in Years	0.85
Expected Dividend Yield	0%

The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2023	$4,313
Change in fair value during the period	6,901
Balance, October 31, 2023	$11,214

NOTE 11:	CAPITAL STOCK

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
October 31, 2023
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

On November 16, 2022, we also entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “2022 ATM Managers”) as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

During the three months ended October 31, 2022, we issued 5,218,890 shares of the Company’s common stock under the ATM Offerings for net cash proceeds of $21,714.

During the three months ended October 31, 2023, we issued 10,770,000 shares of the Company’s common stock under the ATM Offerings for net cash proceeds of $56,270.

Subsequent to October 31, 2023, we issued a further 2,832,000 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $17,458.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the three months ended October 31, 2023, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2023	3,857,030	$3.31
Balance, October 31, 2023	3,857,030	3.31

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our share purchase warrants outstanding and exercisable as of October 31, 2023, is as follows:

	Number of	Weighted Average Remaining
Weighted Average	Warrants	Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$3.27	3,675,212	0.85	September 7, 2024
4.13	181,818	2.43	April 5, 2026
$3.31	3,857,030	0.93

During the three months ended October 31, 2023, we received cash proceeds totaling $Nil from the exercise of share purchase warrants (three months ended October 31, 2022: $6,140).

Subsequent to October 31, 2023, 236,358 warrants with an expiry date of September 7, 2024 were exercised and proceeds of $554 were received.

NOTE 12:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the three months ended October 31, 2023, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2023	8,326,983	$1.92
Granted	17,500	5.04
Exercised	(608,182)	1.69
Cancelled/Forfeited	(191,259)	1.59
Expired	(27,000)	3.69
Balance, October 31, 2023	7,518,042	1.94

The table below sets forth the number of shares issued and cash received upon exercise of our stock options:

	Three Months Ended October 31,
	2023	2022
Number of Options Exercised on Cash Basis	189,250	138,537
Number of Options Exercised on Forfeiture Basis	418,932	2,192,685
Total Number of Options Exercised	608,182	2,331,222
Number of Shares Issued on Cash Exercise	189,250	138,537
Number of Shares Issued on Forfeiture Basis	256,611	1,266,064
Total Number of Shares Issued Upon Exercise of Options	445,861	1,404,601
Cash Received from Exercise of Stock Options	$264	$206
Total Intrinsic Value of Options Exercised	$2,030	$5,595

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding unvested stock options as of October 31, 2023, and the changes during the period, is as follows:

	Number of Unvested	Weighted Average
	Stock Options	Grant-Date Fair Value
Balance, July 31, 2023	1,803,265	$2.28
Granted	17,500	3.36
Cancelled/Forfeited	(12,300)	2.37
Vested	(133,062)	2.18
Balance, October 31, 2023	1,675,403	2.29

As at  October 31, 2023, the fair value of the stock options granted was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price	4.722 to5.2020
Expected Risk Free Interest Rate	4.39% to 4.67%
Expected Volatility	79.42% to 79.53%
Expected Life in Years	5
Expected Dividend Yield	0.00%

As at October 31, 2023, the aggregate intrinsic value of all of our outstanding stock options was estimated at $30,144 (vested: $26,166 and unvested: $3,978). As at October 31, 2023, our unrecognized compensation cost related to unvested stock options was $2,156, which is expected to be recognized over 1.15 years.

A summary of our stock options outstanding and exercisable as of October 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	October 31, 2023	Exercise Price	Term (Years)	October 31, 2023	Exercise Price	Term (Years)
$0.80 to $0.99	3,013,687	$0.92	6.23	3,013,687	$0.92	6.23
$1.00 to $1.99	1,390,500	1.11	6.47	1,390,500	1.11	6.47
$2.00 to $2.99	715,344	2.24	7.57	715,344	2.24	7.57
$3.00 to $3.99	2,376,011	3.60	8.84	720,608	3.70	8.27
$4.00 to $4.23	10,000	4.48	9.42	2,500	4.23	8.98
$5.00 to $5.20	12,500	5.16	9.91	-	-	-
	7,518,042	$1.94	7.23	5,842,639	$1.47	6.70

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (“RSU”s) as of October 31, 2023, is as follows:

	Number of
	Restricted Stock	Grant Date	Remaining Life	Aggregate
Grant Date	Units	Fair Value	(Years)	Intrinsic Value
July 21, 2021	135,875	2.15	0.72	808
May 1, 2022	39,216	4.25	1.50	233
July 29, 2022	184,023	3.98	1.75	1,095
July 31, 2023	620,386	3.32	2.75	3,691
	979,500	$3.32	2.23	$5,827

During the three months ended October 31, 2023, our stock-based compensation related to RSUs was $435 (three months ended October 31, 2022: $293).  As at October 31, 2023, our unrecognized compensation costs related to unvested RSUs totaled $2,220 ( July 31, 2023: $2,656), which is expected to be recognized over a period of approximately 1.69 years.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Performance Based Restricted Stock Units

During the three months ended October 31, 2023, stock-based compensation related to the amortization of target performance based restricted stock units (“PRSU”s) totaled $176 (three months ended October 31, 2022: $99).  As at October 31, 2023, our outstanding unvested PRSUs were 1,286,505 ( July 31, 2023: 1,286,505), and our unrecognized compensation costs relating to unvested PRSUs totaled $1,331 ( July 31, 2023: $1,507), which is expected to be recognized over a period of approximately 2.25 years.

Stock-Based Compensation

A summary of our stock-based compensation expense as of October 31, 2023, is as follows:

	Three Months Ended
	October 31,
	2023	2022
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$148
Amortization of stock option expenses	121	228
	121	376
Stock-Based Compensation for Management
Amortization of stock option expenses	208	133
Amortization of RSU and PRSU expenses	594	354
	802	487
Stock-Based Compensation for Employees
Common stock issued to employees	-	247
Amortization of stock option expenses	632	673
Amortization of RSU expenses	17	38
	649	958
	$1,572	$1,821

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 13:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended October 31,
	2023	2022
Sales of purchased uranium inventory	$-	$57,209
Revenue from toll processing services	108	83
Total sales and service revenue	$108	$57,292

Cost of purchased uranium inventory	$-	$(43,365)
Cost of toll processing services	(90)	(69)
Total cost of sales and services	$(90)	$(43,434)

The table below provides a breakdown of major customers:

	Three Months Ended October 31,
	2023	2022
Customer A	0%	9%
Customer B	0%	45%
Customer D	0%	8%
Customer F	0%	13%
Customer G	0%	9%
Others	100%	17%
	100%	100%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 14:	INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted income (loss) per share:

	Three Months Ended October 31,
Numerator	2023	2022
Net Income (Loss) for the Period	$3,321	$(3,756)
Denominator
Basic Weighted Average Number of Shares	382,380,679	336,790,726
Dilutive Effect of Stock Awards and Warrants	9,042,499	-
Diluted Weighted Average Number of Shares	391,423,178	336,790,726
Net Income (Loss) Per Share - Basic	$0.01	$(0.01)
Net Income (Loss) Per Share - Diluted	$0.01	$(0.01)

For the three months ended October 31, 2022, all of our outstanding stock options, RSUs, PRSUs and share purchase warrants were excluded from the calculation of our diluted loss per share since their effects would be anti-dilutive.

NOTE 15:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

The tables below provide a breakdown of the long-term assets by geographic area:

	October 31, 2023
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,051	$375,358	$15,014	$556,423
Property, Plant and Equipment	18,977	707	378	20,062
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investments	-	53,364	-	53,364
Investment in Equity Securities	-	53,347	-	53,347
Other Non-Current Assets	3,417	95	-	3,512
Total Long-Term Assets	$195,696	$482,871	$15,392	$693,959

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

	July 31, 2023
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,051	$384,495	$15,014	$565,560
Property, Plant and Equipment	19,221	145	362	19,728
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investment	-	48,110	-	48,110
Investment in Equity Securities	-	38,656	-	38,656
Other Non-Current Assets	2,965	114	-	3,079
Total Long-Term Assets	$195,488	$471,520	$15,376	$682,384

The table below provides a breakdown of our operating results by geographic area. All intercompany transactions have been eliminated.

	Three Months Ended October 31, 2023
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$108	$-	$-	$108
Cost of sales and services	(90)	-	-	(90)
Gross profit	18	-	-	18

Operating Costs:
Mineral property expenditures	3,730	1,617	339	5,686
General and administrative	3,963	1,176	61	5,200
Depreciation, amortization and accretion	507	9	1	517
Total operating costs	8,200	2,802	401	11,403
Income (loss) from operations	(8,182)	(2,802)	(401)	(11,385)

Other income (expenses)	(191)	12,091	-	11,900
Income (loss) before income taxes	$(8,373)	$9,289	$(401)	$515

	For the Three Months Ended October 31, 2022
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$57,292	$-	$-	$57,292
Cost of sales and services	(43,434)	-	-	(43,434)
Gross profit	13,858	-	-	13,858

Operating Costs:
Mineral property expenditures	2,670	1,058	323	4,051
General and administrative	4,309	1,395	18	5,722
Depreciation, amortization and accretion	480	11	1	492
Total operating costs	7,459	2,464	342	10,265
Income (loss) from operations	6,399	(2,464)	(342)	3,593

Other income (expenses)	(3,995)	(3,384)	1	(7,378)
Income (loss) before income taxes	$2,404	$(5,848)	$(341)	$(3,785)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2023, and our Form 10-K Annual Report for the fiscal year ended July 31, 2023, including the consolidated financial statements and related notes contained therein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2023, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2023, our most recently completed year end, to October 31, 2023, and our results of operations for the three months ended October 31, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2023.

Business

We are primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2023.

We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We have two ISR Mines which utilize ISR mining to extract U3O8 or yellowcake.  We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.  We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010.  We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from our ISR Mines into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  As at October 31, 2023, we had no uranium supply or "off-take" agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

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

On August 19, 2022, we completed the acquisition of UEX Corporation (UEX) through a plan of arrangement (the UEX Acquisition). UEX is a Canadian uranium and cobalt exploration and development company involved with a portfolio of uranium projects. UEX’s directly-owned portfolio of projects is located in the eastern, western and northern perimeters of the Athabasca Basin in Saskatchewan, Canada, one of the world’s richest uranium regions. In addition to advancing its uranium development projects through its ownership interest in a joint venture entity, UEX is currently advancing several other uranium deposits in the Athabasca Basin which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project and the West Bear Uranium Deposit located at its 100%-owned West Bear Project.

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

On August 4, 2023, we acquired a portfolio of exploration-stage projects in the Athabasca Basin for CAD$1.5 million from Rio Tinto Exploration Canada Inc., a subsidiary of Rio Tinto Inc. With this transaction, we added an additional 44,444 acres of prospective ground in the Athabasca Basin to our existing portfolio.

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

As at October 31 2023, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Uranium Market Developments

Over the past few years, global uranium market fundamentals have been improving as the market transitions from an inventory driven to a production driven market. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8 and stood at $74.55 per pound on October 31, 2023 (UxC LLC Ux U3O8 Daily Price). Production dropped to a multi-year low in 2020 at about 122 million pounds but began to recover in 2021 and totaled about 129 million pounds in 2022, still well below reactor requirements (UxC 2023 Q3 Uranium Market Outlook). Global supply and demand projections show a structural deficit between production and utility requirements averaging about 40 million pounds a year over the next 10 years and increasing thereafter (UxC 2023 Q3 Uranium Market Outlook). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet existing and future utility demand. This is expected to require higher prices to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia's invasion of Ukraine as Russia is a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, pending legislation and buyer avoidance of Russian fuel is causing a fundamental change to the nuclear fuel markets. Additionally, the recent coup in Niger is underscoring jurisdictional risk with that country accounting for about 5% of global uranium production and about 25% of European Union supply in 2022 (World Nuclear Association / Reuters). The Company believes this is resulting in a bifurcation of the uranium market, increasing an already notable supply gap for western utilities. Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. While these situations are still unfolding, new trends appear to be pointing towards U.S. and European utilities beginning to shift more focus to security of supply with production from areas of low geopolitical risk.  Additional upside market pressure is also emerging as utilities continue their return to a longer-term contracting cycle to replace expiring contracts; something the market has not experienced for several years. Increasing demand has also occurred with financial entities and various producers purchasing significant quantities of drummed uranium inventory, further removing excess near term supplies.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 65 new reactors connected to the grid from 2014 to November 2023 and another 58 reactors were under construction as of November 2023. During 2023, four new reactors have been connected to the grid, two have restarted after suspended operations (Takahama 1&2) and five reactors have been permanently shut down, resulting in a total nuclear capacity of 371 GWe (International Atomic Energy Association Power Reactor Information System November 2023). In October 2023, the World Nuclear Association noted: “The Upper Scenario published in our recent Nuclear Fuel Report (Global Scenarios for Demand and Supply Availability 2023-2040), has 931 GWe of nuclear capacity already by 2040, other scenarios by IPCC, UNECE or NGFS project at least a tripling of nuclear capacity by 2050 to meet the Paris Agreement targets”.

Results of Operations

For the three months ended October 31, 2023 and 2022, we recorded sales and service revenue of $108 and $57,292 and realized gross profit of $18 and $13,858, respectively.

For the three months ended October 31, 2023 and 2022, we recorded a net income (loss) of $3,321 ($0.01 per share) and ($3,756) ($0.01 per share), and income (loss) from operations of ($11,385) and $3,593, respectively.

During the three months ended October 31, 2023, we continued with our strategic plan for reduced operations at our Palangana Mine, and we continued reduced operations at the Christensen Ranch Mine, to capture residual pounds of U3O8 only. Since the acquisition of UEX and Roughrider Mineral Holdings Inc., we have increased our exploration activities in Canada.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at the Palangana Mine and the Christensen Ranch Mine, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.  As a result, no uranium concentrate was extracted at our ISR Mines and processed at the Hobson and the Irigaray Processing Facilities during the period.

We established our physical uranium program in Fiscal 2021 (the “Physical Uranium Program”).  As of October 31, 2023, we have 1,300,000 pounds of uranium inventory purchase commitments outstanding for a total purchase price of $59,470.  Various deliveries are scheduled to occur from Fiscal 2024 into Fiscal 2026 at a weighted average price of $45.75 per pound of uranium.

During the three months ended October 31, 2023, as part of our Physical Uranium Program, we purchased 695,000 pounds of uranium concentrates with a total cost of $36,628. As of October 31, 2023, the carrying value of our uranium concentrate inventories was $42,549 (July 31, 2023: $5,801).

Sales and Service Revenue

During the three months ended October 31, 2023, we recorded revenue from toll processing services of $108, which was generated from processing uranium resins.

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended October 31,
	2023	2022
Sales of purchased uranium inventory	$-	$57,209
Revenue from toll processing services	108	83
Total sales and service revenue	$108	$57,292

Cost of purchased uranium inventory	$-	$(43,365)
Cost of toll processing services	(90)	(69)
Total cost of sales and services	$(90)	$(43,434)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended October 31,
	2023	2022
Permitting and compliance	$883	$53
Property maintenance	985	839
Exploration	2,402	2,002
Development	526	360
Production readiness	890	797
Total	$5,686	$4,051

During the three months ended October 31, 2023, the exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $1,499 (October 31, 2022: $1,111);

●	Roughrider Project: $1,298 (October 31, 2022: $Nil); and

●	Christensen Ranch Mine: $965 (October 31, 2022: $458).

During the three months ended October 31, 2023, the production readiness expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $441 (October 31, 2022: $376); and

●	Palangana Mine: $267 (October 31, 2022: $205).

During the three months ended October 31, 2023, the property maintenance expenditures were primarily spent on the following projects:

●	Buke Hollow Project: $205 (October 31, 2022: $144);

●	Reno Creek Project: $90 (October 31, 2022: $93);

●	Christensen Ranch Mine: $86 (October 31, 2022: $77);

●	Ludeman Project: $89 (October 31, 2022: $84); and

●	Allemand Ross Project: $100 (October 31, 2022: $104).

General and Administrative

During the three months ended October 31, 2023, general and administrative expenses ("G&A") totaled $5,200, compared to $5,722 for the three months ended October 31, 2022. G&A expenses were comprised of the following:

	Three Months Ended October 31,
	2023	2022
Salaries and management fees	$1,197	$1,132
Office, IR, communication, insurance and travel	1,306	2,387
Foreign exchange loss	(48)	(82)
Professional fees	1,173	501
Sub-total	3,628	3,938
Stock-based compensation	1,572	1,784
Total general and administrative expenses	$5,200	$5,722

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three months ended October 31, 2023, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,306, which decreased compared to $2,387 for the three months ended October 31, 2022, which was primarily the result of decreases in investor relations and corporate development expenses.

●

professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and for audit, accounting and tax compliance services. For the three months ended October 31, 2023, professional fees totaled $1,173, compared to $501 for the three months ended October 31, 2022. The overall increasing trend in professional fees is due to the growth in business activities and the expansion of our operations. ; and

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended October 31, 2023
	2023	2022
Share of income (loss)	$1,038	$(195)
Gain on dilution of ownership interest	421	226
Total	$1,459	$31

During the three months ended October 31, 2023 and 2022, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing. We participated in URC’s equity financing, which increased our ownership interest in URC to 15.1% at October 31, 2023, from 14.9% at July 31, 2023.

During the three months ended October 31, 2023, we recorded a share of URC’s income of $1,318. During the three months ended October 31, 2023, we also recorded a share of JCU (Canada) Exploration Company Limited (“JCU”)'s loss of $280.

Gain (Loss) on Revaluation of Equity Securities

As at October 31, 2023, our investments in certain equity securities were revalued using the market values at period end, which resulted in an unrealized gain of $17,313 on revaluation of equity securities for the three months ended October 31, 2023.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacement Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants are denominated in Canadian dollars, which differs from the functional currency of the Company. As at October 31, 2023, the Replacement Warrants were revalued, which resulted in a loss of $6,901 for the three months ended October 31, 2023. Changes in fair value of derivative liabilities were primarily due to changes in our share price. During the three months ended October 31, 2022, we recorded a loss on revaluation of derivative liabilities of $2,625.

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

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2023	July 31, 2023	April 30, 2023	January 31, 2023
Sales and service revenue	$108	$38,949	$20,217	$47,931
Gross profit	18	15,023	6,219	14,570
Net income (loss)	3,321	517	(10,960)	10,892
Total comprehensive income (loss)	(7,728)	6,835	(14,549)	15,509
Basic and diluted income (loss) per share	0.01	-	(0.03)	0.03
Total assets	798,129	737,589	722,148	733,315

	For the Quarters Ended
	October 31, 2022	July 31, 2022	April 30, 2022	January 31, 2022
Sales and service revenue	$57,292	$78	$9,892	$13,191
Gross profit	13,858	13	3,337	3,943
Net income (loss)	(3,756)	5,455	7,344	(5,474)
Total comprehensive income (loss)	(14,524)	5,390	7,205	(6,092)
Basic and diluted loss per share	(0.01)	0.02	0.03	(0.02)
Total assets	695,487	354,247	330,793	302,217

 Liquidity and Capital Resources

	October 31, 2023	July 31, 2023
Cash and cash equivalents	$50,240	$45,614
Current assets	104,170	55,205
Current liabilities	30,602	12,194
Working capital	73,568	43,011

During the three months ended October 31, 2023, we received net proceeds of $56,532 from our ATM Offerings, and from exercises of stock options and share purchase warrants.  As at October 31, 2023, we had a working capital of $73,568.

Subsequent to October 31, 2023, we received additional cash proceeds of $17,458 under our ATM Offerings.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  Although we recorded net income in the three months ended October 31, 2023 and Fiscal 2022, we recorded net losses in Fiscal 2023 and all prior years, and we had an accumulated deficit balance of $286,359 as at October 31, 2023.  During the three months ended October 31, 2023, net cash used in operating activities totaled $45,727, but we recorded negative operating cash flow in prior periods. Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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
●

if a nuclear incident, such as the events that occurred in Japan in March 2011, were to occur, continuing public support of nuclear power as a viable source of electrical generation may be adversely affected, which may result in significant and adverse effects on both the nuclear and uranium industries.

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

During the three months ended October 31, 2023, we issued 10,770,000 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $56,270.

Subsequent to October 31, 2023, we issued a further 2,832,000 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $17,458.

Operating Activities

During the three months ended October 31, 2023, net cash used in operating activities was $45,727, of which $36,732 was from the purchases of uranium concentrate inventory.  During the three months ended October 31, 2022, net cash provided by operating activities was $36,529, of which $37,405 was for the change of uranium concentrate inventory.  Other significant operating expenditures included mineral property expenditures and G&A expenses.

Financing Activities

During the three months ended October 31, 2023, net cash provided by financing activities totaled $55,867, comprised primarily of net proceeds from equity financings. During the three months ended October 31, 2022, net cash provided by financing activities totaled $27,864, comprised of net proceeds of $21,714 from the 2021 ATM Offering and net proceeds of $6,346 from the exercise of stock options and share purchase warrants, offset by $147 for cash paid for withholding amounts on option exercises and $49 in payments for a promissory note.

Investing Activities

During the three months ended October 31, 2023, net cash used in investing activities totaled $5,482, comprised of cash used in the acquisition of the Henday, Milliken and Carswell projects of $1,154, a capital contribution to JCU of $653, cash used in purchase of additional interest in URC of $5,676, cash used in investment in equity securities of $811, proceeds from sale of equity securities of $3,427 and cash used for investment in mineral properties and the purchase of equipment of $615. During the three months ended October 31, 2022, net cash used in investing activities totaled $75,783, comprised of net cash of $4,369 received from the UEX Acquisition, offset by cash used in the Roughrider Acquisition of $80,000, and cash used for the purchase of property, plant and equipment of $152.

Stock Options and Warrants

As of October 31, 2023, we had in-the-money stock options outstanding representing 7,518,042 shares at a weighted-average exercise price of $1.94 per share, and in-the-money share purchase warrants outstanding representing 3,857,030 shares at a weighted-average exercise price of $3.31 per share. As of October 31, 2023, outstanding in-the-money stock options and warrants represented a total 11,375,072 shares issuable for gross proceeds of approximately $27.4 million should these stock options and warrants be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

We incurred $30 in exploration expenditures on behalf of JCU for the three months ended October 31, 2023. As at October 31, 2023, the amount receivable from JCU totaled $9 (July 31, 2023: $201).

During the three months ended October 31, 2023, we incurred $Nil, and during the three months ended October 31, 2022, $78, in general and administrative costs, paid to Blender Media Inc. (Blender), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.  As at October 31, 2023, the amount owing to Blender was $Nil (July 31, 2023: $Nil).

Material Commitments

As at October 31, 2023, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Asset Retirement Obligations	$29,064	$1,515	$3,962	$4,498	$19,089
Operating Lease Obligations	2,207	251	635	384	937
Uranium Inventory Purchase Obligations	59,470	32,730	26,740	-	-
Total	$90,741	$34,496	$31,337	$4,882	$20,026

As of October 31, 2023, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S.A., British Columbia and Saskatchewan, Canada, and Paraguay for total monthly payments of $31. Office lease agreements for the U.S. and Canada expire between July 2026 and November 2028.

Commitments for Management Services

As at October 31, 2023, we were committed to paying our key executives a total of $1,065 per year for management services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the consolidated financial statements as presented under Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for Fiscal 2023.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for Fiscal 2023.

Subsequent Events

Subsequent to October 31, 2023, we received additional cash proceeds of $17,458 under our ATM Offerings.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for Fiscal 2023.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

In addition to the information contained in our Annual Report on Form 10-K for Fiscal 2023, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for Fiscal 2023.

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

As more fully described under Item 1, Business, in our Annual Report on Form 10-K for Fiscal 2023, we were incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay. In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing, of titanium minerals.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $286.4 million as of October 31, 2023. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $0.1 million during the three months ended October 31, 2023 and $164.4 million in Fiscal 2023, respectively, we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As of October 31, 2023, we had working capital (current assets less current liabilities) of $73.6 million including cash and cash equivalents of $50.2 million and uranium inventory holdings of $42.9 million.  Subsequent to October 31, 2023, we received additional cash proceeds of $17.5 million under our ATM Offerings.  We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the three months ended October 31, 2023, or any other fiscal years.

During the three months ended October 31, 2023, we continued to operate our ISR Mines at a reduced pace. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to generate revenue from our Palangana and recently acquired Christensen Ranch Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have established the existence of mineralized materials for certain of our projects, including our ISR Mines. We have not established proven or probable reserves, as defined by the SEC, through the completion of a “final” or “bankable” feasibility study for any of our projects, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining. Since we commenced the extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the "New Rule"), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including NI 43-101. The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances. The Company believes that it is presently in compliance with the New Rule.

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

We have neither established nor have any present plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining.  Companies in the Production Stage (as defined by the SEC), having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines and our recently acquired Roughrider Project, and have recorded a liability of $18.9 million on our balance sheet at October 31, 2023, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Currently, the uranium we purchase is or will be stored at the licensed uranium conversion facilities of ConverDyn, located in Metropolis, Illinois, owned by Honeywell, and at Cameco Corporation's facilities, located in Ontario, Canada. There can be no assurance that storage arrangements that have been negotiated will be extended indefinitely, forcing actions or costs not currently contemplated. Failure to negotiate commercially reasonable storage terms for a subsequent storage period with ConverDyn may have a material adverse effect on our financial condition.

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

We are authorized to issue 750,000,000 shares of common stock of which 389,668,725 shares were issued and outstanding as of October 31, 2023.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2023, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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
Date: December 8, 2023

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: December 8, 2023