Form 10-Q
period 2024-01-31
URANIUM ENERGY CORP
filed 2024-03-11
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 404,140,403 shares of common stock outstanding as of March 8, 2024.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and six months ended January 31, 2024

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	January 31, 2024	July 31, 2023

CURRENT ASSETS
Cash and cash equivalents		$82,287	$45,614
Inventories	3	63,401	6,207
Prepaid expenses and deposits		3,173	2,682
Other current assets		720	702
TOTAL CURRENT ASSETS		149,581	55,205

MINERAL RIGHTS AND PROPERTIES	4	563,588	565,560
PROPERTY, PLANT AND EQUIPMENT	5	20,072	19,728
RESTRICTED CASH	6	7,251	7,251
EQUITY-ACCOUNTED INVESTMENTS	7	56,453	48,110
INVESTMENT IN EQUITY SECURITIES	8	78,583	38,656
OTHER NON-CURRENT ASSETS		3,350	3,079
TOTAL ASSETS		$878,878	$737,589

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$5,038	$10,525
Asset retirement obligations - current	9	1,493	1,515
Derivative liabilities	10	15,047	-
Other current liabilities		264	154
TOTAL CURRENT LIABILITIES		21,842	12,194

ASSET RETIREMENT OBLIGATIONS	9	17,642	17,155
OTHER NON-CURRENT LIABILITIES		1,589	1,020
DERIVATIVE LIABILITIES	10	-	4,313
DEFERRED TAX LIABILITIES		68,655	71,080
TOTAL LIABILITIES		109,728	105,762

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 401,058,973 shares issued and outstanding (July 31, 2023 - 378,452,864)	11	401	378
Additional paid-in capital		1,059,266	924,737
Share issuance obligation		517	-
Accumulated deficit		(284,109)	(289,680)
Accumulated other comprehensive loss		(6,925)	(3,608)
TOTAL EQUITY		769,150	631,827
TOTAL LIABILITIES AND EQUITY		$878,878	$737,589

SUBSEQUENT EVENTS	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended		Six Months Ended
		January 31,		January 31,
	Notes	2024	2023	2024	2023
SALES AND SERVICE REVENUE	13	$116	$47,931	$224	$105,223
COST OF SALES AND SERVICES	13	(97)	(33,361)	(187)	(76,795)
GROSS PROFIT		19	14,570	37	28,428

OPERATING COSTS
Mineral property expenditures		6,691	4,147	12,377	8,198
General and administrative		4,895	4,829	10,095	10,551
Depreciation, amortization and accretion	4,5,9	552	506	1,069	998
TOTAL OPERATING COSTS		12,138	9,482	23,541	19,747
INCOME (LOSS) FROM OPERATIONS		(12,119)	5,088	(23,504)	8,681

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(214)	(198)	(415)	(394)
Income (loss) from equity-accounted investments	7	192	(116)	1,652	(85)
Gain on disposition of assets		12	2	13	2
Gain (loss) on revaluation of equity securities	8	20,076	3,123	37,389	(343)
Gain (loss) on revaluation of derivative liabilities	10	(5,062)	1,726	(11,963)	(899)
Other income (expenses)		368	851	597	(271)
OTHER INCOME (EXPENSES)		15,372	5,388	27,273	(1,990)
INCOME BEFORE INCOME TAXES		3,253	10,476	3,769	6,691
DEFERRED TAX (LOSS) RECOVERY		(1,003)	416	1,802	445
NET INCOME FOR THE PERIOD		2,250	10,892	5,571	7,136

OTHER COMPREHENSIVE INCOME (LOSS)
Translation gain (loss)		7,732	4,617	(3,317)	(6,151)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		7,732	4,617	(3,317)	(6,151)
TOTAL COMPREHENSIVE INCOME FOR THE PERIOD		$9,982	$15,509	$2,254	$985

NET INCOME PER SHARE	14
Basic		$0.01	$0.03	$0.01	$0.02
Diluted		$0.01	$0.03	$0.01	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		394,024,127	369,608,851	388,202,403	353,199,789
Diluted		403,179,679	377,825,545	397,357,956	361,416,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Six Months Ended January 31,
	Notes	2024	2023
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net income for the period		$5,571	$7,136
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	2,884	3,273
Depreciation, amortization and accretion	4,5,9	1,069	998
(Income) loss from equity-accounted investment	7	(1,652)	85
Gain on disposition of assets		(13)	(2)
(Gain) loss on revaluation of equity securities	8	(37,389)	343
Loss on revaluation of derivative liabilities	10	11,963	899
Deferred tax recovery		(1,802)	(445)
Changes in operating assets and liabilities
Inventories		(57,194)	45,533
Prepaid expenses and deposits		(105)	623
Other current assets		(28)	211
Accounts payable and accrued liabilities		(4,743)	(5,081)
Other liabilities		29	(2)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(81,410)	53,571

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	11,12	131,162	54,232
Repayments of other loans		-	(66)
Cash paid for withholding amounts on option exercise		(875)	(147)
NET CASH PROVIDED BY FINANCING ACTIVITIES		130,287	54,019

INVESTING ACTIVITIES
Acquisition of UEX, net of cash acquired		-	1,984
Acquisition of Roughrider		-	(82,117)
Investment in mineral rights and properties		(1,391)	(51)
Capital contribution to equity-accounted investment	7	(1,645)	(588)
Purchase of additional interest in equity-accounted investment	7	(5,676)	-
Investment in equity securities	8	(5,548)	(26,328)
Proceeds from sale of equity securities	8	3,008	-
Purchase of property, plant and equipment		(937)	(287)
Proceeds from disposition of assets	8	-	2
NET CASH USED IN INVESTING ACTIVITIES		(12,189)	(107,385)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		36,688	205
FOREIGN EXCHANGE DIFFERENCE ON CASH		(15)	(128)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		52,865	39,787
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD		$89,538	$39,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity
	Shares	Amount
Balance, July 31, 2023	378,452,864	$378	$924,737	$-	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offerings, net of issuance costs	10,770,000	11	56,259	-	-	-	56,270
Issued upon exercise of stock options	445,861	1	263	-	-	-	264
Stock-based compensation
Amortization of stock-based compensation	-	-	1,572	-	-	-	1,572
Net income for the period	-	-	-	-	3,321	-	3,321
Other comprehensive loss	-	-	-	-	-	(11,049)	(11,049)
Balance, October 31, 2023	389,668,725	$390	$982,831	$-	$(286,359)	$(14,657)	$682,205
Common stock
Issued under ATM offering, net of issuance costs	10,418,029	10	73,228	-	-	-	73,238
Issued upon exercise of stock options	669,999	1	(70)	-	-	-	(69)
Issued upon exercise of warrants	302,220	-	1,965	517	-	-	2,482
Stock-based compensation
Amortization of stock-based compensation	-	-	1,312	-	-	-	1,312
Net income for the period	-	-	-	-	2,250	-	2,250
Other comprehensive income	-	-	-	-	-	7,732	7,732
Balance, January 31, 2024	401,058,973	$401	$1,059,266	$517	$(284,109)	$(6,925)	$769,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity
	Shares	Amount
Balance, July 31, 2022	289,638,307	$289	$613,179	$(286,373)	$(186)	$326,909
Common stock
Issued for acquisition of UEX and Roughrider	66,324,560	66	235,306	-	-	235,372
Issued under ATM offerings, net of issuance costs	5,218,890	5	21,709	-	-	21,714
Issued upon exercise of stock options	1,404,601	2	58	-	-	60
Issued upon exercise of warrants	3,410,898	4	6,136	-	-	6,140
Stock-based compensation
Common stock issued for consulting services	4,179	-	17	-	-	17
Common stock issued under Stock Incentive Plan	73,618	-	299	-	-	299
Amortization of stock-based compensation	-	-	1,426	-	-	1,426
Replacement options issued for acquisition of UEX	-	-	4,026	-	-	4,026
Net loss for the period	-	-	-	(3,756)	-	(3,756)
Other comprehensive loss	-	-	-	-	(10,768)	(10,768)
Balance, October 31, 2022	366,075,053	$366	$882,156	$(290,129)	$(10,954)	$581,439
Common stock
Issued under ATM offering, net of issuance costs	7,040,363	7	26,099	-	-	26,106
Issued upon exercise of stock options	94,302	-	-	-	-	-
Issued upon exercise of warrants	45,000	-	66	-	-	66
Stock-based compensation
Common stock issued for consulting services	49,228	-	201	-	-	201
Common stock issued under Stock Incentive Plan	66,471	-	262	-	-	262
Amortization of stock-based compensation	-	-	1,085	-	-	1,085
Net income for the period	-	-	-	10,892	-	10,892
Other comprehensive income	-	-	-	-	4,617	4,617
Balance, January 31, 2023	373,370,417	$373	$909,869	$(279,237)	$(6,337)	$624,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
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

As at January 31, 2024, we had working capital (current assets less current liabilities) of $127,739 including cash and cash equivalents of $82,287 and purchased uranium inventories of $63,019.  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that these interim condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium inventories and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars.  Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2023 (“Fiscal 2023”).  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made.  Operating results for the six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2024 (“Fiscal 2024”).

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
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets.  All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment.  The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, and subsequent interim periods, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands public entities' income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid.  The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.  The ASU will be effective for annual periods beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

NOTE 3:	INVENTORIES

As at January 31, 2024, we held 1,166,000 ( July 31, 2023: 171,000) pounds of purchased uranium concentrate inventory.  Costs of inventories consist of the following:

	January 31, 2024	July 31, 2023
Material and supplies	$204	$228
Uranium concentrates from production	178	178
Purchased uranium inventories	63,019	5,801
	$63,401	$6,207

As of January 31, 2024, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments
	in Pounds	Purchase Price
Fiscal 2024	300,000	$12,355
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	1,000,000	$39,095

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at January 31, 2024, we own mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium or titanium.  As of January 31, 2024, annual maintenance payments of approximately $4,106 will be required to maintain these mineral rights.

As at January 31, 2024, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2023	$172,440	$384,607	$15,014	$572,061
Additions	50	1,340	-	1,390
Foreign exchange difference	-	(3,365)	-	(3,365)
Balance, January 31, 2024	172,490	382,582	15,014	570,086

Accumulated Amortization and Impairment	United States	Canada	Paraguay	Total
Balance, July 31, 2023	(6,389)	(112)	-	(6,501)
Foreign exchange difference	-	3	-	3
Balance, January 31, 2024	(6,389)	(109)	-	(6,498)

Carrying Value
Balance, July 31, 2023	$166,051	$384,495	$15,014	$565,560
Balance, January 31, 2024	$166,101	$382,473	$15,014	$563,588

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 31, 2024			July 31, 2023
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$19,347	$(2,348)	$16,999	$19,145	$(1,998)	$17,147
Mining Equipment	3,501	(2,560)	941	2,915	(2,478)	437
Logging Equipment and Vehicles	2,838	(2,111)	727	2,799	(1,989)	810
Computer Equipment	309	(288)	21	306	(280)	26
Furniture and Fixtures	244	(183)	61	198	(180)	18
Buildings	338	(95)	243	297	(87)	210
Land	1,080	-	1,080	1,080	-	1,080
	$27,657	$(7,585)	$20,072	$26,740	$(7,012)	$19,728

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
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

Restricted cash consisted of the following:

	January 31, 2024	July 31, 2023
Balance, beginning of year	$7,251	$7,251
Balance, end of year	$7,251	$7,251

Cash, cash equivalents and restricted cash are included in the following accounts:

	January 31, 2024	July 31, 2023
Cash and cash equivalents	$82,287	$45,614
Restricted cash	7,251	7,251
Total cash, cash equivalents and restricted cash	$89,538	$52,865

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  The Company does not consider any of its financial assets to be impaired as of  January 31, 2024.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

During the six months ended January 31, 2024, we participated in an equity financing and acquired an additional 1,930,750 common shares of Uranium Royalty Corp. ("URC") at a price of $2.94 per share for total consideration of $5,676.

As at January 31, 2024, we owned 16,930,750 shares of URC, representing a 15.0% ( July 31, 2023: 14.9%) interest in URC.  In addition, two of our officers are members of URC's board of directors.  Furthermore, one of these officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2024.  Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 15.0% to 13.0%.  URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”.  As at January 31, 2024, the fair value of our investment in URC was approximately $57.2 million ( July 31, 2023: $34.2 million) and the carrying amount of URC was $32.3 million ( July 31, 2023: $24.6 million).

As at January 31, 2024, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through our acquisition of UEX Corporation completed on August 19, 2022 (the "UEX Acquisition").  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

We incurred $12 and $43 in exploration expenditures on behalf of JCU for the three and six months ended January 31, 2024. As at January 31, 2024, the amount receivable from JCU totaled $8 ( July 31, 2023: $201).

During the six months ended January 31, 2024, the changes in carrying value of our equity-accounted investments are summarized as follows:

Balance, July 31, 2023	$48,110
Addition in URC	5,676
Capital contribution to JCU	1,645
Share of income (loss) from URC and JCU	1,221
Gain on dilution of ownership interest in URC	431
Foreign exchange difference	(630)
Balance, January 31, 2024	$56,453

For the three and six months ended January 31, 2024 and 2023, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended January 31, 2024		Six Months Ended January 31,
	2024	2023	2024	2023
Share of income (loss)	$182	$(506)	$1,221	$(701)
Gain on dilution of ownership interest	10	390	431	616
Total	$192	$(116)	$1,652	$(85)

Subsequent to January 31, 2024, we participated in an equity financing and acquired an additional 1,047,614 common shares of URC at a price of $3.40 per share for total consideration of $3.6 million.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	INVESTMENTS IN EQUITY SECURITIES

During the six months ended January 31, 2024, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2023	$38,656
Dispositions	(3,008)
Additions	5,548
Gain on revaluation of equity securities	37,389
Foreign exchange difference	(2)
Balance, January 31, 2024	$78,583

The cumulative revaluation adjustment since acquisition of the equity securities held at January 31, 2024 is a gain of $22,359.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2023	$18,670
Accretion	487
Liabilities settled in cash	(22)
Balance, January 31, 2024	19,135
Asset retirement obligations, current	1,493
Asset retirement obligations, non-current	$17,642

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	January 31, 2024	July 31, 2023
Undiscounted amount of estimated cash flows	$29,042	$29,064

Payable in years	1 to 23	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

Our undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2024	$1,493
Fiscal 2025	1,472
Fiscal 2026	2,489
Fiscal 2027	2,509
Fiscal 2028	1,990
Remaining balance	19,089
$29,042

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 10:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued replacement warrants (each, a "Replacement Warrant") in connection with the UEX Acquisition.  The Replacement Warrants are accounted for as derivative liabilities as the exercise prices of the Replacement Warrants are denominated in Canadian dollars which differs from our functional currency.

As at January 31, 2024, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	2.400 to3.3131
Exercise Price in Canadian dollars	CA$3.22 to CA$4.44
Expected Risk Free Interest Rate	5.02%
Expected Volatility	47.40%
Expected Life in Years	0.6
Expected Dividend Yield	0%

The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2023	$4,313
Exercise of Replacement Warrants	(1,229)
Change in fair value during the period	11,963
Balance, January 31, 2024	$15,047

As at January 31, 2024, the number of Replacement Warrants outstanding was 3,372,992 with an expiry date of September 7, 2024 (refer to  Note 11).

NOTE 11:	CAPITAL STOCK

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

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
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

During the three and six months ended January 31, 2024, we issued 10,418,029 and 21,188,029 shares of the Company’s common stock under the ATM Offerings for net cash proceeds of $73,238 and $129,508, respectively.

Subsequent to January 31, 2024, we issued a further 1,700,000 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $13,390.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the three and six months ended January 31, 2024, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2023	3,857,030	$3.31
Exercised	(302,220)	2.53
Balance, January 31, 2024	3,554,810	$3.38

A summary of our share purchase warrants outstanding and exercisable as of January 31, 2024, is as follows:

	Number of	Weighted Average Remaining
Weighted Average	Warrants	Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$3.34	3,372,992	0.60	September 7, 2024
4.13	181,818	2.18	April 5, 2026
$3.38	3,554,810	0.68

During the three and six months ended January 31, 2024, we received cash proceeds totaling $737 from the exercise of share purchase warrants and cash advances of $517 for warrants to be exercised in the future period.

Subsequent to January 31, 2024, 994,702 warrants with an expiry date of September 7, 2024 were exercised and proceeds of $3,262 were received.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 12:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the three and six months ended January 31, 2024, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2023	8,326,983	$1.92
Granted	17,500	5.04
Exercised	(608,182)	1.69
Cancelled/Forfeited	(191,259)	1.59
Expired	(27,000)	3.69
Balance, October 31, 2023	7,518,042	1.94
Granted	10,000	7.63
Exercised	(878,503)	1.45
Balance, January 31, 2024	6,649,539	$2.01

The table below sets forth the number of shares issued and cash received upon exercise of our stock options:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Number of Options Exercised on Cash Basis	100,425	-	289,675	138,537
Number of Options Exercised on Forfeiture Basis	778,078	197,110	1,197,010	2,389,795
Total Number of Options Exercised	878,503	197,110	1,486,685	2,528,332
Number of Shares Issued on Cash Exercise	100,425	-	289,675	138,537
Number of Shares Issued on Forfeiture Basis	569,574	94,302	826,185	1,360,366
Total Number of Shares Issued Upon Exercise of Options	669,999	94,302	1,115,860	1,498,903
Cash Received from Exercise of Stock Options	$137	$-	$400	$206
Total Intrinsic Value of Options Exercised	$4,561	$381	$6,591	$5,976

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding unvested stock options as of January 31, 2024, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2023	1,803,265	$2.28
Granted	17,500	3.36
Cancelled/Forfeited	(12,300)	2.37
Vested	(133,062)	2.18
Balance, October 31, 2023	1,675,403	2.29
Granted	10,000	5.05
Vested	(429,513)	2.39
Balance, January 31, 2024	1,255,890	$2.28

For the six months ended  January 31, 2024, the fair value of the stock options granted was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price	4.722 to7.6363
Expected Risk Free Interest Rate	3.99% to 4.67%
Expected Volatility	79.30% to 79.53%
Expected Life in Years	5
Expected Dividend Yield	0.00%

As at January 31, 2024, the aggregate intrinsic value of all of our outstanding stock options was estimated at $37,408 (vested: $32,300 and unvested: $5,108). As at January 31, 2024, our unrecognized compensation cost related to unvested stock options was $1,508, which is expected to be recognized over 1.08 years.

A summary of our stock options outstanding and exercisable as of January 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	January 31, 2024	Exercise Price	Term (Years)	January 31, 2024	Exercise Price	Term (Years)
$0.80 to $0.99	2,402,500	$0.92	5.99	2,402,500	$0.92	5.99
$1.00 to $1.99	1,350,000	1.11	6.34	1,350,000	1.11	6.34
$2.00 to $2.99	608,399	2.24	7.43	608,399	2.24	7.43
$3.00 to $3.99	2,258,640	3.60	8.68	1,030,562	3.72	8.40
$4.00 to $4.99	7,500	4.48	9.31	625	4.72	9.60
$5.00 to $5.99	12,500	5.16	9.66	1,563	5.16	9.66
$7.00 to $7.63	10,000	7.63	9.98	-	-	-
	6,649,539	$2.01	7.12	5,393,649	$1.65	6.70

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (“RSU”s) as of January 31, 2024, is as follows:

	Number of
	Restricted Stock	Grant Date	Remaining Life	Aggregate
Grant Date	Units	Fair Value	(Years)	Intrinsic Value
July 21, 2021	135,875	2.15	0.47	1,038
May 1, 2022	39,216	4.25	1.25	300
July 29, 2022	184,023	3.98	1.49	1,406
July 31, 2023	620,386	3.32	2.50	4,740
January 2, 2024	1,166	6.44	2.92	9
January 22, 2024	8,919	7.63	2.98	68
	989,585	$3.36	1.98	$7,561

During the three and six months ended January 31, 2024, our stock-based compensation related to RSUs was $437 and $873 (three and six months ended January 31, 2023: $293 and $586), respectively.  As at January 31, 2024, our unrecognized compensation costs related to unvested RSUs totaled $1,858, which is expected to be recognized over a period of approximately 1.52 years.

Performance Based Restricted Stock Units

During the three and six months ended January 31, 2024, stock-based compensation related to the amortization of target performance based restricted stock units (“PRSU”s) totaled $176 and $353 (three and six months ended January 31, 2023: $99 and $198).  As at January 31, 2024, unrecognized compensation costs relating to unvested PRSUs totaled $1,154, which is expected to be recognized over a period of approximately 2.08 years.

Stock-Based Compensation

A summary of our stock-based compensation expense as of January 31, 2024, is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$127	$-	$275
Amortization of stock option expenses	94	144	215	372
	94	271	215	647
Stock-Based Compensation for Management
Amortization of stock option expenses	160	95	368	228
Amortization of RSU and PRSU expenses	595	353	1,189	707
	755	448	1,557	935
Stock-Based Compensation for Employees
Common stock issued to employees	-	240	-	487
Amortization of stock option expenses	445	454	1,077	1,127
Amortization of RSU expenses	18	39	35	77
	463	733	1,112	1,691
	$1,312	$1,452	$2,884	$3,273

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 13:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Sales of purchased uranium inventory	$-	$47,836	$-	$105,045
Revenue from toll processing services	116	95	224	178
Total sales and service revenue	$116	$47,931	$224	$105,223

Cost of purchased uranium inventory	$-	$(33,282)	$-	$(76,647)
Cost of toll processing services	(97)	(79)	(187)	(148)
Total cost of sales and services	$(97)	$(33,361)	$(187)	$(76,795)

The table below provides a breakdown of major customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Customer A	0%	32%	0%	19%
Customer B	0%	0%	0%	24%
Customer C	0%	10%	0%	5%
Customer D	0%	10%	0%	9%
Customer E	0%	37%	0%	17%
Customer F	0%	0%	0%	7%
Customer G	0%	0%	0%	5%
Customer H	100%	11%	100%	14%
	100%	100%	100%	100%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 14:	INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted income (loss) per share:

	Three Months Ended January 31,		Six Months Ended January 31,
Numerator	2024	2023	2024	2023
Net Income for the Period	$2,250	$10,892	$5,571	$7,136
Denominator
Basic Weighted Average Number of Shares	394,024,127	369,608,851	388,202,403	353,199,789
Dilutive Effect of Stock Awards and Warrants	9,155,552	8,216,694	9,155,553	8,216,694
Diluted Weighted Average Number of Shares	403,179,679	377,825,545	397,357,956	361,416,483
Net Income Per Share - Basic	$0.01	$0.03	$0.01	$0.02
Net Income Per Share - Diluted	$0.01	$0.03	$0.01	$0.02

NOTE 15:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

The tables below provide a breakdown of the long-term assets by geographic area:

	January 31, 2024
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,101	$382,473	$15,014	$563,588
Property, Plant and Equipment	18,945	754	373	20,072
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investments	-	56,453	-	56,453
Investment in Equity Securities	-	78,583	-	78,583
Other Non-Current Assets	3,016	334	-	3,350
Total Long-Term Assets	$195,313	$518,597	$15,387	$729,297

	July 31, 2023
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,051	$384,495	$15,014	$565,560
Property, Plant and Equipment	19,221	145	362	19,728
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investment	-	48,110	-	48,110
Investment in Equity Securities	-	38,656	-	38,656
Other Non-Current Assets	2,965	114	-	3,079
Total Long-Term Assets	$195,488	$471,520	$15,376	$682,384

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The table below provides a breakdown of our operating results by geographic area. All intercompany transactions have been eliminated.

	Three Months Ended January 31, 2024
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$116	$-	$-	$116
Cost of sales and services	(97)	-	-	(97)
Gross profit	19	-	-	19

Operating Costs:
Mineral property expenditures	3,784	2,824	83	6,691
General and administrative	3,187	1,724	(16)	4,895
Depreciation, amortization and accretion	525	26	1	552
Total operating costs	7,496	4,574	68	12,138
Income (loss) from operations	(7,477)	(4,574)	(68)	(12,119)

Other income (expenses)	(198)	15,562	8	15,372
Income (loss) before income taxes	$(7,675)	$10,988	$(60)	$3,253

	Three Months Ended January 31, 2023
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$47,931	$-	$-	$47,931
Cost of sales and services	(33,361)	-	-	(33,361)
Gross profit	14,570	-	-	14,570

Operating Costs:
Mineral property expenditures	2,926	777	444	4,147
General and administrative	3,617	1,198	14	4,829
Depreciation, amortization and accretion	505	(1)	2	506
Total operating costs	7,048	1,974	460	9,482
Income (loss) from operations	7,522	(1,974)	(460)	5,088

Other income (expenses)	3,038	2,351	(1)	5,388
Income (loss) before income taxes	$10,560	$377	$(461)	$10,476

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

	Six Months Ended January 31, 2024
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$224	$-	$-	$224
Cost of sales and services	(187)	-	-	(187)
Gross profit	37	-	-	37

Operating Costs:
Mineral property expenditures	7,514	4,441	422	12,377
General and administrative	7,150	2,900	45	10,095
Depreciation, amortization and accretion	1,032	35	2	1,069
Total operating costs	15,696	7,376	469	23,541
Income (loss) from operations	(15,659)	(7,376)	(469)	(23,504)

Other income (expenses)	(389)	27,654	8	27,273
Income (loss) before income taxes	$(16,048)	$20,278	$(461)	$3,769

	Six Months Ended January 31, 2023
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$105,223	$-	$-	$105,223
Cost of sales and services	(76,795)	-	-	(76,795)
Gross profit	28,428	-	-	28,428

Operating Costs:
Mineral property expenditures	5,596	1,835	767	8,198
General and administrative	7,926	2,593	32	10,551
Depreciation, amortization and accretion	985	10	3	998
Total operating costs	14,507	4,438	802	19,747
Income (loss) from operations	13,921	(4,438)	(802)	8,681

Other income (expenses)	(957)	(1,033)	-	(1,990)
Income (loss) before income taxes	$12,964	$(5,471)	$(802)	$6,691

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended January 31, 2024, and our Form 10-K Annual Report for the fiscal year ended July 31, 2023, including the consolidated financial statements and related notes contained therein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2023, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2023, our most recently completed year end, to January 31, 2024, and our results of operations for the three and six months ended January 31, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2023.

Business

We are primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2023.

We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We have two ISR Mines which utilize ISR mining to extract U3O8 or yellowcake.  We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.  We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010.  We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from our ISR Mines into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  As at January 31, 2024, we had no uranium supply or "off-take" agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

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

On August 19, 2022, we completed the acquisition of UEX Corporation ("UEX") through a plan of arrangement (the UEX Acquisition). UEX is a Canadian uranium and cobalt exploration and development company involved with a portfolio of uranium projects. UEX’s directly-owned portfolio of projects is located in the eastern, western and northern perimeters of the Athabasca Basin in Saskatchewan, Canada, one of the world’s richest uranium regions. In addition to advancing its uranium projects through its ownership interest in a joint venture entity, UEX is currently advancing several other uranium deposits in the Athabasca Basin, which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project and the West Bear Uranium Deposit located at its 100%-owned West Bear Project.

On October 14, 2022, we acquired, through our subsidiary, UEC Resources (SK) Corp., Roughrider Mineral Holdings Inc., a Saskatchewan corporation and wholly-owned subsidiary of Rio Tinto Fer Et Titane Inc., which, in turn, owns all of the issued and outstanding shares of Roughrider Mineral Assets Inc., also a Saskatchewan corporation, that holds certain mineral leases totaling approximately 598 hectares in northern Saskatchewan that is commonly referred to as the “Roughrider Project” located in the Athabasca Basin in Saskatchewan, Canada.

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

Key Issues

Since commencing uranium extraction at our Palangana Mine in November 2010, we have been focused primarily on our South Texas uranium mining activities. Since the completion of the U1A acquisition in December 2021 (the "U1A Acquisition"), we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations. The acquisition of UEX in August 2022 and the acquisition of Roughrider Mineral Holdings Inc. in October 2022 further expanded our footprint in Canada and, in particular, the Athabasca Basin in Saskatchewan.  In the meantime, we continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

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

We have not established proven or probable reserves through the completion of a final or bankable feasibility study for any of the mineral projects we operate. We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines. Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Palangana Mine was our sole source to generate sales revenues from the sales of U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012. The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines, of any future satellite ISR mines, such as our Burke Hollow, Goliad, Ludeman, Antelope and Charlie Projects, and of our recently acquired traditional uranium mines in the Athabasca Basin in Saskatchewan, Canada, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

As at January 31, 2024, we had no uranium supply or off-take agreements in place. Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Uranium Market Developments

The uranium market is being driven by a macro demand for more electricity generation and an unprecedented global push to decarbonize electrical grids, among other factors. There is a growing realization that the highly reliable, safe, baseload power nuclear energy provides must be a part of any clean energy platform. Governments around the globe are also pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

Over the past few years, global uranium market fundamentals have improved as the market began a transition from being an inventory driven to a production driven market. The spot market bottomed out in November 2016 at about US$17.75 per pound U3O8 but has since shown appreciation to US$95.00 per pound on February 29, 2024 (UxC LLC Ux U3O8 Daily Price).

Underinvestment in mining operations over the past decade has been a major factor contributing to a structural deficit that has evolved between global uranium production and reactor requirements. Production from existing uranium mines has also been a contributing factor with some large producers reducing previously planned production. Over the next two years, the mid-case gap is projected to be more than 50 million pounds U3O8 and by 2033 accumulates to a total above 400 million pounds (UxC 2023 Q4 Uranium Market Outlook). For context, the U.S. reactor fleet consumes almost 45 million pounds per year (U.S. Energy Information Administration, June 13, 2023 - Uranium Marketing Annual Report). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet existing and future utility demand. The timeline for new mining projects can be 10 years or longer and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia's invasion of Ukraine with their state-controlled company, Rosatom, being a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, pending legislation and buyer avoidance of Russian fuel is causing a fundamental change to the nuclear fuel markets. Additionally, the 2023 coup in Niger has underscored jurisdictional risk with that country accounting for about 5% of global uranium production and about 25% of European Union supply in 2022 (World Nuclear Association “WNA” - Uranium in Niger August 2023 / Reuters - France and EU August 2023). U.S. and European utilities are shifting more focus to security of supply with production from areas of low geopolitical risk. In addition, legislation is in process to help shore up the U.S. nuclear fuel supply chain with appropriations and banning Russian uranium. While not completely finalized, it is anticipated that the related legislation and funding will eventually pass in the U.S. Congress and be signed into law

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 66 new reactors connected to the grid from 2014 through 2023 with another 62 reactors under construction (International Atomic Energy Association Power Reactor Information System “PRIS” and WNA February 2023). During 2023, five new reactors were connected to the grid, two have restarted after suspended operations (Takahama 1&2) and five reactors were permanently shut down (PRIS). Total nuclear generating capacity at the beginning of 2024 stands at 392 GWe (WNA). At COP28, 22 countries, including the U.S., Canada, France, Japan and the United Kingdom, signed a declaration to triple nuclear energy by 2050, further supporting additional growth for the nuclear industry and uranium demand.

Additional upside market pressure is also occurring as utilities continue their return to a longer-term contracting cycle to replace expiring contracts. Cumulative uncommitted demand through 2033 totals ~817 million pounds (UxC Uranium Market Overview Q4 2023). Increasing demand is also evident from financial entities and various producers continuing to purchase significant quantities of drummed uranium inventory, further removing near term supply and adding to the strong fundamentals supporting the uranium market.

Results of Operations

For the three and six months ended January 31, 2024, we recorded sales and service revenue of $116 and $224 and realized gross profit of $19 and $37, respectively, from toll processing services.  We did not sell purchased uranium inventory to date in Fiscal 2024.  For the three and six months ended January 31, 2023, we recorded sales and service revenue of $47,931 and $105,223 and realized gross profit of $14,570 and $28,428, respectively, from sales of purchased uranium inventory and toll processing services.

For the three and six months ended January 31, 2024, we recorded a net income of $2,250 ($0.01 per share) and $5,571 ($0.01 per share), and losses from operations of $12,119 and $23,504, respectively. During the three and six months ended January 31, 2023, we recorded net income of $10,892 ($0.03 per share) and $7,136 ($0.02 per share) and income from operations of $5,088 and $8,681, respectively.

During the three and six months ended January 31, 2024, we continued with our strategic plan for reduced operations at our Palangana Mine, and we continued reduced operations at the Christensen Ranch Mine, to capture residual pounds of U3O8 only.  As a result, no uranium concentrate was extracted at our ISR Mines and processed at the Hobson and the Irigaray Processing Facilities during the period.  Since the acquisition of UEX and Roughrider Mineral Holdings Inc., we have increased our exploration activities in Canada.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at our ISR Mines, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

We established our physical uranium program to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs in Fiscal 2021 (the “Physical Uranium Program”).  As of January 31, 2024, we have 1,000,000 pounds of uranium inventory purchase commitments outstanding for a total purchase price of $39,095.  Various deliveries are scheduled to occur from Fiscal 2024 into Fiscal 2026 at a weighted average price of $39.10 per pound of uranium.

During the three and six months ended January 31, 2024, as part of our Physical Uranium Program, we purchased 995,000 pounds of uranium concentrates with a total cost of $57,003. As of January 31, 2023, the carrying value of our uranium concentrate inventories was $63,019 (July 31, 2023: $5,801).

Sales and Service Revenue

For the three and six months ended January 31, 2024, we recorded revenue from toll processing services of $116 and $224, respectively, which was generated from processing uranium resins.

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Sales of purchased uranium inventory	$-	$47,836	$-	$105,045
Revenue from toll processing services	116	95	224	178
Total sales and service revenue	$116	$47,931	$224	$105,223

Cost of purchased uranium inventory	$-	$(33,282)	$-	$(76,647)
Cost of toll processing services	(97)	(79)	(187)	(148)
Total cost of sales and services	$(97)	$(33,361)	$(187)	$(76,795)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Permitting and compliance	$456	$145	$1,339	$198
Property maintenance	962	895	1,947	1,734
Exploration	2,915	2,150	5,317	4,152
Development	1,119	33	1,645	393
Production readiness	1,239	924	2,129	1,721
Total	$6,691	$4,147	$12,377	$8,198

During the three and six months ended January 31, 2024, exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $802 and $2,089 (January 31, 2023: $686 and $1,244), respectively;

●	Roughrider Project: $1,231 and $1,258 (January 31, 2023: $10 and $10), respectively; and

●	Christensen Ranch Mine: $443 and $860 (January 31, 2023: $43 and $47), respectively.

During the three and six months ended January 31, 2024, production readiness expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $523 and $964 (January 31, 2023: $467 and $843), respectively; and

●	Palangana Mine: $462 and $729 (January 31, 2023: $304 and $510), respectively.

During the three and six months ended January 31, 2024, property maintenance expenditures were primarily spent on the following projects:

●	Buke Hollow Project: $167 and $372 (January 31, 2023: $205 and $355), respectively;

●	Reno Creek Project: $109 and $199 (January 31, 2023: $88 and $200), respectively;

●	Christensen Ranch Mine: $101 and $188 (January 31, 2023: $76 and $143), respectively;

●	Ludeman Project: $88 and $177 (January 31, 2023: $81 and $161), respectively; and

●	Allemand Ross Project: $109 and $209 (January 31, 2023: $88 and $177), respectively.

General and Administrative

During the three and six months ended January 31, 2024, general and administrative expenses ("G&A") totaled $4,895 and $10,095, respectively, compared to $4,829 and $10,551 for the three and six months ended January 31, 2023. G&A expenses were comprised of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Salaries and management fees	$1,598	$1,071	$2,795	$2,203
Office, IR, communication, insurance and travel	1,316	1,653	2,622	4,041
Foreign exchange loss	86	109	38	27
Professional fees	583	575	1,756	1,075
Sub-total	3,583	3,408	7,211	7,346
Stock-based compensation	1,312	1,421	2,884	3,205
Total general and administrative expenses	$4,895	$4,829	$10,095	$10,551

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and six months ended January 31, 2024, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,316 and $2,622, respectively, which decreased compared to $1,653 and $4,041 for the three and six months ended January 31, 2023, respectively, which was primarily the result of decreases in investor relations and corporate development expenses;

●

for the three and six months ended January 31, 2024, professional fees totaled $583 and $1,756, respectively, which increased compared to $575 and $1,075 for the three and six months ended January 31, 2023, respectively.  Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and for audit, accounting and tax compliance services.  The overall increasing trend in professional fees is due to the growth in business activities and the expansion of our operations; and

●

for the three and six months ended January 31, 2024, salaries, wages and management fees totaled $1,598 and $2,795, respectively, which increased compared to $1,071 and $2,203 for the three and six months ended January 31, 2023, respectively, which was primarily the result of corporate-wide salary increases to adjust for inflation.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended January 31, 2024		Six Months Ended January 31,
	2024	2023	2024	2023
Share of income (loss)	$182	$(506)	$1,221	$(701)
Gain on dilution of ownership interest	10	390	431	616
Total	$192	$(116)	$1,652	$(85)

During the three and six months ended January 31, 2024 and 2023, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options. On October 17, 2023, we participated in URC’s equity financing, which increased our ownership in URC from 15,000,000 shares to 16,930,750 shares. As at January 31, 2024, we had 15.0% of equity interest in URC compared to 14.9% at July 31, 2023.

During the three and six months ended January 31, 2024, we recorded a share of URC’s income of $559 and $1,877, respectively. During the three and six months ended January 31, 2024, we also recorded a share of JCU's loss of $377 and $656, respectively.

Gain (Loss) on Revaluation of Equity Securities

As at January 31, 2024, our investments in certain equity securities were revalued using the market values at period end, which resulted in an unrealized gain of $20,076 and $37,389 on revaluation of equity securities, respectively, for the three and six months ended January 31, 2024.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacement Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants are denominated in Canadian dollars, which differs from the functional currency of the Company. As at January 31, 2024, the Replacement Warrants were revalued, which resulted in a loss of $(5,062) and $(11,963), respectively, for the three and six months ended January 31, 2024. Changes in fair value of derivative liabilities were primarily due to changes in our share price. During the three and six months ended January 31, 2023, we recorded a gain on revaluation of derivative liabilities of $1,726 and a loss of $(899), respectively.

Other income (expenses)

The following summary provides a discussion of the major categories of other income (expenses) including analyses of the factors that caused significant variances compared to the same period last year:

●

during the three and six months ended January 31, 2023, interest income totaled $352 and $566, respectively, compared to $55 and $84, respectively, for the three and six months ended January 31, 2023. The interest in interest income was due to cash proceeds from our ATM Offerings in 2024 and an increase in interest rate for short-term GIC deposits; and

●

during the three and six months ended January 31, 2023, we entered into amendment agreements to amend certain uranium sales and purchase agreements with the third parties, whereby the sales and purchase agreements with the respective same parties offset each other. As a result, we paid a net amount of $585 for the differences between the gross purchase price and gross sales prices of the uranium, which were recorded as other expenses on our condensed consolidated financial statements.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2024	October 31, 2023	July 31, 2023	April 30, 2023
Sales and service revenue	$116	$108	$38,949	$20,217
Gross profit	19	18	15,023	6,219
Net income (loss)	2,250	3,321	517	(10,960)
Total comprehensive income (loss)	9,982	(7,728)	6,835	(14,549)
Basic and diluted income (loss) per share	0.01	0.01	-	(0.03)
Total assets	878,878	798,129	737,589	722,148

	For the Quarters Ended
	January 31, 2023	October 31, 2022	July 31, 2022	April 30, 2022
Sales and service revenue	$47,931	$57,292	$78	$9,892
Gross profit	14,570	13,858	13	3,337
Net income (loss)	10,892	(3,756)	5,455	7,345
Total comprehensive income (loss)	15,509	(14,524)	5,390	7,206
Basic and diluted income (loss) per share	0.03	(0.01)	0.02	0.03
Total assets	733,315	695,487	354,247	330,793

 Liquidity and Capital Resources

	January 31, 2024	July 31, 2023
Cash and cash equivalents	$82,287	$45,614
Current assets	149,581	55,205
Current liabilities	21,842	12,194
Working capital	127,739	43,011

During the six months ended January 31, 2024, we received net proceeds of $131,162 from our ATM Offerings and from exercises of stock options and share purchase warrants.

Subsequent to January 31, 2024, we received additional cash proceeds of $13,390 under our ATM Offerings.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  Although we recorded net income in the six months ended January 31, 2024 and 2023, we recorded net losses in Fiscal 2023 and all prior years, and we had an accumulated deficit balance of $284,109 as at January 31, 2024.  Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

We hold mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, with annual land-related payments totaling $4.1 million to maintain these rights in good standing.

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

On May 14, 2021, we entered into an at-the-market offering agreement (the 2021 ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the 2021 ATM Manager”) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the 2021 ATM Managers selected by us.

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

During the three and six months ended January 31, 2024, we issued 10,418,029 and 21,188,029 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $73,238 and $129,508, respectively.

During the three and six months ended January 31, 2024, we received cash proceeds totaling $737 from the exercise of share purchase warrants and cash advances of $517 for warrants to be exercised in the future period.

During the three and six months ended January 31, 2024, we received cash proceeds totaling $137 and $400, respectively, from the exercise of stock options.

Subsequent to January 31, 2024, we issued a further 1,700,000 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $13,390.

Operating Activities

During the six months ended January 31, 2024, net cash used in operating activities was $81,410, of which $57,194 was from the purchases of uranium concentrate inventory.  During the six months ended January 31, 2023, net cash provided by operating activities was $53,571, of which $45,533 was for the change of uranium concentrate inventory.  Other significant operating expenditures included mineral property expenditures and G&A expenses.

Financing Activities

During the six months ended January 31, 2024, net cash provided by financing activities totaled $130,287, comprised primarily of net proceeds from equity financings. During the six months ended January 31, 2023, net cash provided by financing activities totaled $54,019, comprised primarily of net proceeds from equity financings.

Investing Activities

During the six months ended January 31, 2024, net cash used in investing activities totaled $12,189, comprised of cash used in the acquisition of the Henday, Milliken and Carswell Projects of $1,334, a capital contribution to JCU of $1,645, cash used to purchase of an additional interest in URC of $5,676, cash used in investment in equity securities of $5,548, proceeds from sale of equity securities of $3,008 and cash used for investment in mineral properties and the purchase of equipment of $2,328. During the six months ended January 31, 2023, net cash used in investing activities totaled $107,385, comprised of net cash of $1,984 received from the UEX Acquisition, offset by cash used in the Roughrider Acquisition of $82,117, a capital contribution to JCU of $588, cash used in investment in equity securities of $26,328 and cash used for investment in mineral properties and the purchase of property, plant and equipment of $338.

Stock Options and Warrants

As of January 31, 2024, we had in-the-money stock options outstanding representing 6,649,539 shares at a weighted-average exercise price of $2.01 per share, and in-the-money share purchase warrants outstanding representing 3,554,810 shares at a weighted-average exercise price of $3.38 per share. As of January 31, 2024, outstanding in-the-money stock options and warrants represented a total 10,204,349 shares issuable for gross proceeds of approximately $25.4 million should these stock options and warrants be exercised in full on a cash basis. The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

During the three and six months ended January 31, 2024, we incurred $12 and $43, respectively, in exploration expenditures on behalf of JCU. As at January 31, 2024, the amount receivable from JCU totaled $8 (July 31, 2023: $201).

During the three and six months ended January 31, 2024, we incurred $23 and $24, respectively, and during the three and six months ended January 31, 2023, we incurred $5 and $83, respectively, in general and administrative costs, paid to Blender Media Inc. ("Blender"), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.  As at January 31, 2024, the amount owing to Blender was $Nil (July 31, 2023: $Nil).

Material Commitments

As at January 31, 2024, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Asset Retirement Obligations	$29,042	$1,493	$3,962	$4,498	$19,089
Operating Lease Obligations	2,663	181	812	592	1,078
Uranium Inventory Purchase Obligations	39,095	12,355	26,740	-	-
Total	$70,800	$14,029	$31,514	$5,090	$20,167

As of January 31, 2024, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S.A., British Columbia and Saskatchewan, Canada, and Paraguay for total monthly payments of $36. Office lease agreements for the U.S. and Canada expire between July 2026 and November 2029.

Commitments for Management Services

As at January 31, 2024, we were committed to paying our key executives a total of $1,065 per year for management services.

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

Subsequent Events

Subsequent to January 31, 2024, we received additional cash proceeds of $13,390 under our ATM Offerings. In addition, 994,702 warrants with an expiry date of September 7, 2024 were exercised and proceeds of $3,262 were received.

Subsequent to January 31, 2024, we participated in an equity financing and acquired an additional 1,047,614 common shares of URC at a price of $3.40 per share for total consideration of $3.6 million.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A Class I renewal application for the Goliad Project disposal wells was received by the TCEQ on January 23, 2020 and declared administratively complete on April 27, 2020.  The application went through technical review and, on September 13, 2022, the executive director of the TCEQ made a decision that the permit application met the requirements of the law.  On or around October 4, 2022, petitioners in Goliad County requested a hearing and reconsideration on the renewal permits.  The TCEQ considered the requests on December 14, 2022, during its open meeting, and denied the petitioner’s request for reconsideration but granted its request for hearing.  The TCEQ referred the application to the State Office of Administrative Hearing (“SOAH”) to discuss three issues: 1) whether the permit application adequately characterizes the geology and identified and assessed faults in the vicinity of the proposed injections wells; 2) whether the draft permit provides for adequate monitoring of migration of injected fluids in the vicinity of the proposed injection wells: and 3) whether the location and design of the injection wells and pre-injection facilities are adequate.  Closing statements were submitted by all parties to the SOAH Administrative Law Judges ("ALJs") on February 5, 2024, and the ALJs are expected to make a recommendation on or about April 12, 2024.  The recommendation of the ALJs will be submitted and reviewed by the TCEQ before a final decision is made on the renewal permit.  We continue to believe that the pending appeal is without merit and we are continuing as planned towards uranium extraction at our fully-permitted Goliad Project.

The Company has had communications and filings with the MOPC, the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Alto Parana and Colonel Oviedo Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $284.1 million as of January 31, 2024. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations. Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $0.2 million during the six months ended January 31, 2024 and $164.4 million in Fiscal 2023, respectively, we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As of January 31, 2024, we had working capital (current assets less current liabilities) of $127.7 million including cash and cash equivalents of $82.3 million and uranium inventory holdings of $63.4 million.  Subsequent to January 31, 2024, we received additional cash proceeds of $13.4 million under our ATM Offerings.  We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the six months ended January 31, 2024, or any other fiscal years.

During the six months ended January 31, 2024, we continued to operate our ISR Mines at a reduced pace. This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices. Our ability to generate revenue from our Palangana and recently acquired Christensen Ranch Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues. Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have not established proven or probable reserves through the completion of a final or bankable feasibility study for any of our projects, including our ISR Mines. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as our ISR Mines. Since we commenced extraction of mineralized materials from our ISR Mines without having established proven or probable reserves, it may result in our mining activities at our ISR Mines, and at any future projects for which proven or probable reserves are not established, being inherently riskier than other mining activities for which proven or probable reserves have been established.

We have established the existence of mineralized materials for certain of our projects, including our ISR Mines. We have not established proven or probable reserves, as defined by the SEC, through the completion of a final or bankable feasibility study for any of our projects, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining. Since we commenced the extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines and our recently acquired Roughrider Project, and have recorded a liability of $19.1 million on our balance sheet at January 31, 2024, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. The Company has had communications and filings with the MOPC, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Alto Parana and Colonel Oviedo Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.  Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects.  A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

Due to the nature of our business, we may be subject to legal proceedings which may divert management’s time and attention from our business and result in substantial damage awards.

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business including those described under Item 3, Legal Proceedings, herein. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

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

The U.S. Congress passed and is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, and which legislation could adversely impact the Company’s financial performance and the value of shares of our common stock. In particular, we understand that new legislation known as the “Build Back Better Act” has been passed by both houses of the U.S. Congress. The legislation includes, without limitation, new corporate minimum income taxes. We understand that the proposals would be effective for 2022 or later years.

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

We are authorized to issue 750,000,000 shares of common stock of which 401,058,973 shares were issued and outstanding as of January 31, 2024.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2023, we issued 236,358 shares of common stock pursuant to the exercise of warrants at a price of CAD$3.22 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On December 20, 2023, we issued 39,393 shares of common stock pursuant to the exercise of warrants at a price of CAD$3.22 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On January 3, 2024, we issued 775 shares of common stock pursuant to the exercise of warrants at a price of CAD$4.44 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On January 15, 2024, we issued 23,377 shares of common stock pursuant to the exercise of warrants at a price of CAD$4.44 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On January 23, 2024, we issued 2,317 shares of common stock pursuant to the exercise of warrants at a price of CAD$4.44 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act with respect to the issuance of these shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2024, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.    Other Information

During our fiscal quarter ended January 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: March 8, 2024

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: March 8, 2024