Form 10-K/A
period 2023-07-31
URANIUM ENERGY CORP
filed 2024-04-02
CIK 1334933

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

ii

EXPLANATORY NOTE

Uranium Energy Corp. (which may be referred to herein as “we,” “us,” “our” or the “Company”) is filing this Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”) to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended July 31, 2023, as originally filed with the United States Securities and Exchange Commission (the “SEC”) on September 29, 2023 (the “Original Report”) to amend the disclosure contained in Items 2 and 15 of the Original Report pursuant to correspondence with the staff (the “Staff”) of the SEC in connection with the Staff’s review of the Original Report, including the Staff’s review of the property disclosure requirements for registrants engaged in mining operations and reflected in the Original Report.

Item 15 of the Original Report has been amended to contain: (i) currently dated certifications as specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as required pursuant to Rule 12b-15 under the Exchange Act, attached as Exhibits 31.1 and 31.2 to this Form 10-K/A; (ii) currently dated consents of each of the qualified person authors to each of the Technical Report Summaries filed with or incorporated by reference in this Form 10-K/A, attached as Exhibits 23.2 through 23.14 to this Form 10-K/A; and (iii) the S-K 1300 Technical Report Summary 2024 Technical Report on the Horseshoe-Raven Project, Saskatchewan, dated March 1, 2024, attached as Exhibit 96.4 to this Form 10-K/A.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date that the Original Report was filed or modifies or updates any other of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. The remainder of the Original Report filed with the SEC on September 29, 2023, remains unchanged.

PART I

Item 2. Description of Properties

Figure 2.1 – Portfolio Overview of Significant Properties

Overview

The Company is engaged in conventional and in situ recovery (ISR) uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States, the Republic of Paraguay, and Canada.

Summary Disclosure

Table 2.1 - Location, Ownership Interest, Operator, Stage, Mining Method, and Mineralization Style Summary of Uranium Projects

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
		Allemand-Ross	43.3101	-105.7787	100%	UEC	Exploration Stage	ISR	Roll-Front
		Antelope	42.2263	-107.9095	100%	UEC	Exploration Stage	ISR	Roll-Front
		Barge	43.2729	-105.5905	100%	UEC	Exploration Stage	ISR	Roll-Front
		Black Hills	44.7764	-104.8831	100%	UEC	Exploration Stage	ISR	Roll-Front
		Brown Ranch	43.7377	-105.9684	100%	UEC	Exploration Stage	ISR	Roll-Front
		Bull Springs	42.1584	-107.6305	100%	UEC	Exploration Stage	ISR	Roll-Front
		Central Shirley Basin	42.3378	-106.4100	100%	UEC	Exploration Stage	ISR	Roll-Front
		Charlie	43.8274	-106.0594	100%	UEC	Exploration Stage	ISR	Roll-Front
		Christensen Ranch	43.7982	-106.0235	100%	UEC	Exploration Stage	ISR	Roll-Front
		Clarkson Hills	42.6593	-106.7006	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crooks Creek	42.2867	-107.7660	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crook's Mountain	42.3840	-107.9060	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crossroads	43.0040	-105.6364	100%	UEC	Exploration Stage	ISR	Roll-Front
		Cyclone Rim	42.2943	-108.3332	100%	UEC	Exploration Stage	ISR	Roll-Front
		East Shirley Basin	42.3192	-106.1616	100%	UEC	Exploration Stage	ISR	Roll-Front
		Gas Hills	42.7094	-107.6521	100%	UEC	Exploration Stage	ISR	Roll-Front
United States	Wyoming	Horse Creek	42.5957	-106.9867	100%	UEC	Exploration Stage	ISR	Roll-Front
		Irigaray	43.8683	-106.1186	100%	UEC	Exploration Stage	ISR	Roll-Front
		Jab/West Jab	42.2209/42.2611	-108.0439/ -108.1225	100%	UEC	Exploration Stage	ISR	Roll-Front
		Ludeman	42.9119	-105.6277	100%	UEC	Exploration Stage	ISR	Roll-Front
		Moore Ranch	43.5652	-105.8480	100%	UEC	Exploration Stage	ISR	Roll-Front
		Mule Creek	42.2118	-105.8143	100%	UEC	Exploration Stage	ISR	Roll-Front
		Niles Ranch	43.8024	-105.7961	100%	UEC	Exploration Stage	ISR	Roll-Front
		Nine Mile Lake	42.9807	-106.3278	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pine Ridge	43.4591	-106.0725	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pine Tree U1	43.6173	-105.7860	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pumpkin Creek	43.8163	-105.8955	100%	UEC	Exploration Stage	ISR	Roll-Front
		Red Rim	41.6502	-107.5755	100%	UEC	Exploration Stage	ISR	Roll-Front
		Reno Creek	43.6796	-105.7226	100%	UEC	Exploration Stage	ISR	Roll-Front
		Ross Flats	43.5224	-105.8861	100%	UEC	Exploration Stage	ISR	Roll-Front
		Sand Creek	42.7007	-105.2645	100%	UEC	Exploration Stage	ISR	Roll-Front
		South Pine Ridge	43.1204	-105.9251	100%	UEC	Exploration Stage	ISR	Roll-Front
		South Reno Creek	43.6440	-105.6199	100%	UEC	Exploration Stage	ISR	Roll-Front

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
		South Sweetwater	41.9694	-107.9820	100%	UEC	Exploration Stage	ISR	Roll-Front
		Stewart Creek	43.3124	-105.7342	100%	UEC	Exploration Stage	ISR	Roll-Front
		Taylor Ranch	43.5578	-106.0098	100%	UEC	Exploration Stage	ISR	Roll-Front
		Twin Buttes	42.2316	-107.7205	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Beaver Rim	42.5967	-108.1568	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Crook's Creek	42.2984	-107.8603	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Sweetwater	42.1318	-108.0931	100%	UEC	Exploration Stage	ISR	Roll-Front
		Burke Hollow	27.6756	-97.5176	100%	UEC	Exploration Stage	ISR	Roll-Front
		Goliad	28.8686	-97.3433	100%	UEC	Exploration Stage	ISR	Roll-Front
	Texas	La Palangana	28.2638	-98.3959	100%	UEC	Exploration Stage	ISR	Roll-Front
		Salvo	28.2632	-97.7889	100%	UEC	Exploration Stage	ISR	Roll-Front
		Longhorn	28.1700	-98.1200	100%	UEC	Exploration Stage	ISR	Roll-Front
		Anderson	34.1829	-113.1632	100%	UEC	Exploration Stage	Conventional	Tabular
	Arizona	Los Cuatros	33.548	-112.322	100%	UEC	Exploration Stage	Conventional	Tabular
		Workman Creek	33.50	-110.57	100%	UEC	Exploration Stage	Conventional	Tabular
	New Mexico	C de Baca	34.18	-107.15	100%	UEC	Exploration Stage	Conventional	Tabular
		Dalton Pass	35.40	-108.14	100%	UEC	Exploration Stage	Conventional	Tabular
		Alexandra	58.023	-109.789	21.05%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Axis Lake	59.304	-106.136	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Beatty River	57.897	-109.542	32.76%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Black Lake	59.1167	-105.905	51.43%	UEC	Exploration Stage	Conventional	Unconformity Related
		Brander Lake	58.2895	-109.888	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Candle Lake	57.9969	-104.93	12.50%	Denison Mines Corp.	Exploration Stage	Conventional	Unconformity Related
		Christie Lake	57.8128	-104.86	82.77%	UEC	Exploration Stage	Conventional	Unconformity Related
		Close Lake	57.9729	-105.082	5.16%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
Canada	Saskatchewan	Cree Extension	57.5881	-105.551	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related
		Diabase Peninsula	57.4294	-106.913	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Erica	58.1465	-109.731	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Hidden Bay	58.157	-103.88	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Horseshoe-Raven	58.1331	-103.76	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Key West	57.2731	-106.217	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Laurie	57.6579	-108.721	32.99%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Millennium	57.5138	-105.639	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related
		Mirror River	57.6078	-108.423	32.34%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Moon Lake	57.4669	-105.634	10.07%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Moore Tomblin	57.4512	-105.135	6.80%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Nikita	58.0107	-109.574	12.72%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
		Riou Lake	59.0491	-106.156	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Roughrider	58.3374	-104.021	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Shea Creek	58.1804	-109.49	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Uchrich	57.7196	-108.483	30.48%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Waterfound River	58.4588	-104.548	12.90%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		West Bear	57.8744	-103.975	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Wheeler River	57.5000	-105.421	5.00%	Denison Mines Corp.	Development	Conventional	Unconformity Related
		Wolly	58.3927	-103.799	6.38%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
	Nunavut	Kiggavik	64.3752	-97.7685	16.91%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
Paraguay		Yuty	25.2702	56.3125	100.00%	UEC	Exploration Stage	ISR	Roll-Front
		Oviedo	25.2702	56.2828	100.00%	UEC	Exploration Stage	ISR	Roll-Front
Titanium Projects
Paraguay		Alto Parana	24.8147	54.9083	100.00%	UEC	Exploration Stage	Conventional	Surficial

Table 2.2 – Titles, Mineral Rights, Leases, and Acreage Summaries

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
Uranium Projects
		Allemand-Ross	13,331.72	5,395.16	3	958	Annual	7	3,333.72	July 2025 - Feb 2029 (variable	452	9,040	Annual
		Antelope	13,220	5,349.94	1	640	Annual				629	12,580	Annual
		Barge	7,480	3,027.05	1	640	Annual				342	6,840	Annual
		Black Hills	1,280	518.00	1	640	Annual				32	640	Annual
		Brown Ranch	3,640	1,473.06	1	640	Annual				150	3,000	Annual
		Bull Springs	5,702.8	2,307.84	2	1,922.8	Annual				189	3,780	Annual
		Central Shirley Basin	2,380	963.15	2	760	Annual				81	1,620	Annual
		Charlie	820	331.84	1	720	Annual				5	100	Annual
United States	Wyoming	Christensen Ranch	11,140	4,508.20	1	1,280	Annual	1	720	Annual	358	9,140	Annual
		Clarkson Hills	400	161.87							20	400	Annual
		Crooks Creek	6,979.25	2,824.40	6	2,599.25	Annual				219	4,380	Annual
		Crook's Mountain	2,480	1,003.62	2	1,280	Annual				60	1,200	Annual
		Crossroads	5,680	2,298.61	2	1,280	Annual				220	4,400	Annual
		Cyclone Rim	4,280	1,732.06	0	0					214	4,280	Annual
		East Shirley Basin	4,599.90	1,861.51	4	2,099.9	Annual				125	2,500	Annual
		Gas Hills	6,114.76	2,474.56	5	3,394.76	Annual				136	2,720	Annual

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
		Horse Creek	540	218.53							27	540	Annual
		Irigaray	2,320	938.87	2	480	Annual				92	1,840	Annual
		Jab/West Jab	5,300	2,144.83	3	960	Annual				217	4,340	Annual
		Ludeman	18,101.89	7,325.57	4	1,440	Annual	2	1,741.89	Sept. 2026 and Jan. 2029	746	14,920	Annual
		Moore Ranch	4,180	1,691.59	3	1,280	Annual	4	1,180	Aug. 2025 through Mar. 2027 (variable)	86	1,720	Annual
		Mule Creek	260	105.22							13	260	Annual
		Niles Ranch	3,560	1,440.68	6	2,560	Annual				50	1,000	Annual
		Nine Mile Lake	2,620	1,060.28	3	1,280	Annual				67	1,340	Annual
		Pine Ridge	3,780	1,529.71	2	720	Annual				153	3,060	Annual
		Pine Tree U1	1,540	623.22	1	80	Annual				73	1,460	Annual
		Pumpkin Creek	1,000	404.69							50	1,000	Annual
		Red Rim	680	275.19							34	680	Annual
		Reno Creek	18,763	7,593.12	4	3,200	Annual	36	4,583	Variable	549	10,980	Annual
		Ross Flats	5,480	2,217.68	3	1,040	Annual	3	1,680	Mar. 2027	138	2,760	Annual
		Sand Creek	3,000	1,214.06	3	1,920	Annual				54	1,080	Annual
		South Pine Ridge	4,020	1,626.84	5	2,360	Annual				83	1,660	Annual
		South Reno Creek	2,580	1,044.09	1	80	Annual				125	2,500	Annual
		South Sweetwater	1,120	453.25	1	640	Annual				24	480	Annual
		Stewart Creek	2,460	995.53	1	640	Annual				91	1,820	Annual
		Taylor Ranch	3,940	1,594.46	7	2,880	Annual				53	1,060	Annual
		Twin Buttes	7,740	3,132.27	3	1,600	Annual				307	6,140	Annual
		West Beaver Rim	1,900	768.90	1	640	Annual				63	1,260	Annual
		West Crook's Creek	1,520	615.12	1	640	Annual				44	880	Annual
		West Sweetwater	1,080	437.06							54	1,080	Annual
		Burke Hollow	17,511	7,086				1	17,511	2032
		Goliad	636	257				7	636	2024 & 2025
	Texas	Palangana	6,969	2,820				12	6,969	2025 thru 2032
		Salvo	800	324				2	800	2026 & 2027
		Longhorn	594	240				40	594	2027 thru 2028
	Arizona	Anderson	8,268	3,346	1	640	2024				386	7,628	2024
		Los Cuatros	640	259	1	640	2024

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
		Workman Creek	4,036	1,374							198	4,036	2024
	New Mexico	C de Baca	600	243							30	600	2024
		Dalton Pass	1,020	413							51	1,020	2024
		Alexandra	36,485	14,765										6	14,765	Oct. 4042
		Axis Lake	13,045	5,279										3	5,279	Aug. 2023
		Beatty River	16,526	6,688										7	6,688	Sept. 2027
Canada	Saskatchewan	Black Lake	78,335	31,701										13	31,701	Nov. 2024
		Brander Lake	34,577	13,993										9	13,993	Apr. 2035
		Candle Lake	6,412	2,595										1	2,595	Oct. 2038
		Christie Lake	19,575	7,922										6	7,922	Mar. 2044
		Christie West	813	329										2	329	Jun. 2023
		Close Lake	95,578	38,679										21	38,679	Oct. 2023
		Cree Extension	30,115	12,187										11	12,187	Aug. 2040
		Diabase Peninsula	77,164	31,227										22	31,227
		Erica	91,409	36,992										20	36,992	Nov. 2036
		Hidden Bay	126,933	51,368										45	51,368	Aug. 2037
		Horseshoe-Raven	11,085	4,486										1	4,486	Feb. 2041
		Key West	31,827	12,880										4	12,880	Apr. 2024
		Laurie	21,691	8,778										4	8,778	May 2027
		Millennium	1,458	590										1	590	Feb. 2039
		Mirror River	42,996	17,400										5	17,400	Apr. 2024
		Moon Lake	9,385	3,798										5	3,798	Oct. 2039
		Moore Tomblin	3,249	1,315										2	1,315	May 2028
		Nikita	37,390	15,131										6	15,131	Jun. 2043
		Riou Lake	27,634	11,183										14	11,183	Nov. 2023
		Roughrider	1,475	597													1	597	Jan. 2028
		Shea Creek	81,451	32,962										18	32,962	Mar. 2035
		Uchrich	5,592	2,263										1	2,263	May 2027
		Waterfound River	28,837	11,670										25	11,670	Jul. 2031
		West Bear	27,439	11,104										26	10,807	Feb 2043	1	297	June 2035
		Wheeler River	28,961	11,720										19	11,720	Oct. 2041
		Wolly	58,564	23,700										17	23,700	Nov. 2038
	Nunavut	Kiggavik	45,638	18,469										37	18,469	Oct. 2038
Paraguay		Yuty	289,687	117,232
		Oviedo	223,754	90,550
Titanium Projects
Paraguay		Alto Parana	174,204	70,498

Table 2.3 – Permit Status and Conditions

Uranium Projects
Texas
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	RRC Exploration Permit	TCEQ Class 1 Well Permits	TCEQ Injection Control Permit	TCEQ Area Permit	TCEQ/EPA Aquifer Exemption	TCEQ Radioactive Materials License	Notes
Burke Hollow	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits, waiting on final production authorization
Goliad	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and first production authorization
La Palangana	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and four production authorizations
Salvo			X	No	0	No	No	No	No
Longhorn			X	No	0	No	No	No	No
Wyoming
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption		Notes
Allemand-Ross			X							Drilling Notification DN339
Antelope			X				Yes			Drilling Notification DN353
Barge			X
Black Hills			X
Brown Ranch			X
Bull Springs			X
Central Shirley Basin			X
Charlie		X								Permitted as an open pit mine not ISR
Christensen Ranch	X			Yes	Yes	Yes		Yes
Clarkson Hill			X
Crooks Creek			X
Crook's Mountain			X
Crossroads			X
Cyclone Rim			X
East Shirley Basin			X
Gas Hills			X
Horse Creek			X
Irigaray Project	X			Yes	Yes	Yes		Yes		Irigaray mine expansion to north and south will require a permit revision. Drilling Notification DN342
Jab/West Jab			X							Drilling Notification DN353
Ludeman	X			Yes		Yes		Yes
Moore Ranch	X			Yes	Yes	Yes		Yes
Mule Creek			X
Niles Ranch			X
Nine Mile Lake			X							Drilling Notification DN339
Pine Ridge			X							Drilling Notification DN342

Pine Tree U1			X						Drilling Notification DN342
Pumpkin Creek			X						Drilling Notification DN342
Red Rim			X
Reno Creek	X			Yes	Yes	Yes		Yes	North Reno Creek and SW Reno Creek Resource areas are permitted.
Ross Flat			X						Drilling Notification DN342
Sand Creek			X
South Pine Ridge			X
South Reno Creek			X
South Sweetwater			X
Stewart Creek			X
Taylor Ranch			X						Drilling Notification DN342
Twin Buttes			X
West Beaver Rim			X
West Crook's Creek			X
West Sweetwater			X
Arizona
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Anderson			X
Los Cuatros			X
Workman Creek			X
New Mexico
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
C de Baca			X
Dalton Pass			X
Canada
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine						Notes
Alexandra			X						Exploration-Stage Project with no resources
Axis Lake			X						Exploration-Stage Project with no resources
Beatty River			X						Exploration-Stage Project with no resources
Black Lake			X						Exploration-Stage Project with no resources
Brander Lake			X						Exploration-Stage Project with no resources
Candle Lake			X						Exploration-Stage Project with no resources
Christie Lake			X						Exploration-Stage Project with resources

Christie West	X	Exploration-Stage Project with no resources
Close Lake	X	Exploration-Stage Project with no resources
Cree Extension	X	Exploration-Stage Project with no resources
Diabase Peninsula	X	Exploration-Stage Project with no resources
Erica	X	Exploration-Stage Project with no resources
Hidden Bay	X	Exploration-Stage Project with no resources
Horseshoe-Raven	X	Exploration-Stage Project with resources
Key West	X	Exploration-Stage Project with no resources
Laurie	X	Exploration-Stage Project with no resources
Millennium	X	Exploration-Stage Project with resources
Mirror River	X	Exploration-Stage Project with no resources
Moon Lake	X	Exploration-Stage Project with no resources
Moore Tomblin	X	Exploration-Stage Project with no resources
Nikita	X	Exploration-Stage Project with no resources
Riou Lake	X	Exploration-Stage Project with no resources
Roughrider	X	Exploration-Stage Project with resources
Shea Creek	X	Exploration-Stage Project with resources
Uchrich	X	Exploration-Stage Project with no resources
Waterfound River	X	Exploration-Stage Project with no resources
West Bear	X	Exploration-Stage Project with no resources

Wheeler River		X		Feasibility Field Test mining completed
Wolly			X	Exploration-Stage Project with no resources
Kiggavik			X	Development-Stage, not permitted to mine
Paraguay
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Notes
Yuty			X	Exploration-Stage Project with resources
Oviedo			X	Exploration-Stage Project with no resources
Titanium Projects
Paraguay
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Notes
Alto Parana			X	Exploration-Stage Project with no resources

Table 2.4 – Processing Plants and other Facilities

State/Province	Plant	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Status	Annual Permitted Production Capacity	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	WDEQ Class 1 Well Permits	TCEQ Radioactive Materials License
Wyoming	Irigaray Central Processing Plant			100%	UEC	Production Suspended	2.5 Mlb/year	X			2	Yes
	Christensen Ranch Satellite Production Plant			100%	UEC	Standby	9,000 gpm	X			4	Yes
State/Province	Plant	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Status	Annual Permitted Production Capacity	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	TCEQ Class 1 Well Permits	TCEQ Radioactive Materials License
Texas	Hobson Central Processing Plant	28.945	-97.989	100%	UEC	Production Suspended	4.0 Mlb/year	X			2	Yes

Our Mineral Properties

Below is a table setting out our summary disclosure of current measured, indicated, and inferred mineral resource estimates. Details regarding the mineral resource estimate disclosed herein can be found in Section 11, Mineral Resource Estimates, of each relevant TRS.

Table 2.5 – Mineral Resources

Uranium Oxide Mineral Resources
Country	State/Province	Project	Measured				Indicated				Inferred
			Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)
		Allemand-Ross	246	223	0.09%	417	32	29	0.07%	42	1,275	1,157	0.10%	2,496
		Barge					4,301	3,902	0.05%	4,361
		Charlie					1,255	1,139	0.12%	3,100	411	373	0.12%	988
		Christensen Ranch					6,555	5,947	0.07%	9,596
		Clarkson Hill									957	868	0.06%	1,113
		Irigaray					3,881	3,521	0.08%	5,899	104	94	0.07%	141
	Wyoming	Jab/West Jab	1,621	1,471	0.07%	2,335	253	230	0.08%	392	1,402	1,272	0.06%	1,677
		Ludeman	2,674	2,426	0.09%	5,017	2,660	2,413	0.09%	4,697	866	786	0.07%	1,258
		Moore Ranch	2,675	2,427	0.06%	3,210					46	42	0.05%	44
		Nine Mile Lake									3,405	3,089	0.04%	4,308
		Red Rim					337	306	0.17%	1,142	473	429	0.16%	1,539
United States		Reno Creek	14,990	13,599	0.04%	12,920	16,980	15,404	0.04%	13,070	1,920	1,742	0.04%	1,490
		Wyoming Total	22,206	20,145	0.05%	23,899	36,254	32,889	0.06%	42,299	10,859	9,851	0.07%	15,054
		Burke Hollow	70	64	0.08%	115	1,337	1,213	0.09%	2,209	2,494	2,263	0.10%	4,859
		Goliad	1,595	1,447	0.05%	2,668	1,504	1,364	0.10%	3,492	333	302	0.20%	1,225
	Texas	Palangana					232	210	0.13%	643	302	274	0.18%	1,001
		Salvo									1125	1,020	0.09%	2,839
		Texas Total	1,665	1,510	0.08%	2,783	3,073	2,788	0.10%	6,344	5,469	4,961	0.09%	9,924
		Anderson					16,175	14,674	0.10%	32,055
	Arizona	Workman Creek									1,981	1,797	0.11%	4,459
		Arizona Total					16,175	14,674	0.10%	32,055	1,981	1,797	0.11%	4,459
	United States Total		23,871	21,655	0.06%	26,682	55,502	50,351	0.07%	80,698	18,309	16,610	0.08%	29,437
		Christie Lake									537	488	1.57%	16,836
		Roughrider					429	389	3.25%	27,842	396	359	4.55%	36,043
Canada	Saskatchewan	Horseshoe-Raven					11,412	10,353	0.16%	37,426
		Shea Creek					1,113	1,009	1.49%	33,175	679	616	1.02%	13,775
		Millennium					239	217	2.39%	11,423	68	62	3.19%	4,364
	Canada Total						13,192	11,968	0.42%	109,867	1,681	1,525	2.11%	71,019
Paraguay		Yuty					9,074	8,232	0.05%	8,962	2,733	2,479	0.04%	2,203
Total Resources			23,871	21,655	0.06%	26,682	77,768	70,550	0.13%	199,527	22,797	20,681	0.23%	102,658

Notes:

1.	The Mineral Resource estimates in this table meet S-K 1300 definitions.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
3.	The point of reference for mineral resources is in-situ at the Project.
4.
Mineral Resources are estimated using a long-term uranium price of $40 per pound for ISR projects and $65 per pound for conventional projects, except for the Canadian projects where a price of $56 per pound was used for the Roughrider Project, a price of $75 per pound was used for the Horseshoe-Raven Project, a price of $50 per pound was used for the Shea Creek Project, a price of $50 per pound was used for the Christie Lake Project and a price of $62 per pound was used for the Millennium Project.

5.	Mineral Resources in the table above are 100% attributable to the Company. Where JV projects have resources that are attributable to other companies, these resources are not listed in this table.
6.	Numbers may not add due to rounding.

Table 2.6 – Year over Year Changes in Mineral Resources

UEC has recently completed updated mineral resource and reserve updates on the company’s material properties and presently does not have projects in production. As such, there were no changes to stated resources between fiscal year 2022 and 2023.

Uranium Oxide Resources
			FY 2022			FY 2023			YOY Change
Country	State/Province	Project	Measured Pounds U3O8 ('000's)	Indicated Pounds U3O8 ('000's)	Inferred Pounds U3O8 ('000's)	Measured Pounds U3O8 ('000's)	Indicated Pounds U3O8 ('000's)	Inferred Pounds U3O8 ('000's)	% Change in Measured Pounds	% Change in Indicated Pounds	% Change in Inferred Pounds
		Allemand-Ross	417	42	2,496	417	42	2,496	0%	0%	0%
		Barge		4,361			4,361			0%
		Charlie		3,100	988		3,100	988		0%	0%
		Christensen Ranch		9,596			9,596			0%
		Clarkson Hill			1,113			1,113			0%
		Irigaray		5,899	141		5,899	141		0%	0%
	Wyoming	Jab/West Jab	2,335	392	1,677	2,335	392	1,677	0%	0%	0%
		Ludeman	5,017	4,697	1,258	5,017	4,697	1,258	0%	0%	0%
		Moore Ranch	3,210		44	3,210		44	0%		0%
United States		Nine Mile Lake			4,308			4,308			0%
		Red Rim		1,142	1,539		1,142	1,539		0%	0%
		Reno Creek	12,920	13,070	1,490	12,920	13,070	1,490	0%	0%	0%
		Wyoming Total	23,899	42,299	15,054	23,899	42,299	15,054	0%	0%	0%
		Burke Hollow	115	2,209	4,859	115	2,209	4,859	0%	0%	0%
	Texas	Goliad	2,668	3,492	1,225	2,668	3,492	1,225	0%	0%	0%
		Palangana		643	1,001		643	1,001		0%	0%
		Salvo			2,839			2,839			0%
		Texas Total	2,783	6,344	9,924	2,783	6,344	9,924	0%	0%	0%
		Anderson		32,055			32,055			0%
	Arizona	Workman Creek			4,459			4,459			0%
		Arizona Total		32,055	4,459		32,055	4,459		0%	0%
	United States Total		26,682	80,698	29,437	26,682	80,698	29,437	0%	0%	0%
		Christie Lake						16,836			100%
		Roughrider					27,842	36,043		100%	100%
Canada	Saskatchewan	Horseshoe-Raven					37,426			100%
		Shea Creek					33,175	13,775		100%	100%
		Millennium					11,423	4,364		100%	100%
	Canada Total						109,867	71,019		100%	100%
Paraguay		Yuty		8,962	2,203		8,962	2,203		0%	0%
Total Resources			26,682	89,660	31,640	26,682	199,527	102,658	0%	123%	224%

Notes:
1.	The Mineral Resource estimates in this table meet S-K 1300 definitions.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
3.	The point of reference for mineral resources is in-situ at the Project.
4.
Mineral Resources are estimated using a long-term uranium price of $40 per pound for ISR projects and $65 per pound for conventional projects, except for the Canadian projects where a price of $56 per pound was used for the Roughrider Project, a price of $75 per pound was used for the Horseshoe-Raven Project, a price of $50 per pound was used for the Shea Creek Project, a price of $50 per pound was used for the Christie Lake Project and a price of $62 per pound was used for the Millennium Project..

5.	Mineral Resources are 100% attributable to the Company. Where JV projects have resources that are attributable to other companies, these resources are not listed in this table.
6.	Numbers may not add due to rounding.

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
Crook
Park
Big Horn
Campbell
Teton
Johnson
Irigaray CPP
Washakie
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

Table 2.8 – Mineral Resources for the Irigaray Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	3,881	3,521	0.076	5,899.0
Total M&I	3,881	3,521	0.076	5,899.0
Inferred	104	94	0.068	141.0
Total Resources	3,985	3,615	0.076	6,040.0

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.10 – Mineral Resources for the Christensen Ranch Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	6,555	5,947	0.073	9,596
Total M&I	6,555	5,947	0.073	9,596
Inferred	-	-	-	-
Total Resources	6,555	5,947	0.073	9,596

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.12 – Mineral Resources for the Moore Ranch Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	2,675	2,427	0.06	3,210.0
Indicated	-	-	-	-
Total M&I	2,675	2,427	0.06	3,210.0
Inferred	46	42	0.047	43.7
Total Resources	2,721	2,469	0.06	3,253.7

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.3 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.14 – Mineral Resources for the Reno Creek Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	14,990	13,599	0.043	12,920.0
Indicated	16,980	15,404	0.039	13,070.0
Total M&I	31,970	29,003	0.041	25,990.0
Inferred	1,920	1,742	0.039	1,490.0
Total Resources	33,890	30,745	0.041	27,480.0

Notes:
1.	The sum of resources tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.20 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.16 – Mineral Resources for the Ludeman Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	2,674	2,426	0.094	5,016.9
Indicated	2,660	2,413	0.088	4,696.9
Total M&I	5,334	4,839	0.091	9,713.8
Inferred	866	786	0.073	1,258.0
Total Resources	6,200	5,625	0.088	10,971.8

Notes:
1.	The sum of measured and indicated tons and lbs. may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.18 – Mineral Resources for the Allemand Ross Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	246	223	0.085	417.0
Indicated	32	29	0.066	42.4
Total M&I	278	252	0.083	459.4
Inferred	1,275	1,157	0.098	2,496.0
Total Resources	1,553	1,409	0.095	2,955.4

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.20 – Mineral Resources for the Barge Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	4,301	3,902	0.051	4,361.0
Total M&I	4,301	3,902	0.051	4,361.0
Inferred	-	-	-	-
Total Resources	4,301	3,902	0.051	4,361.0

Notes:
1.	The sum of measured and indicated tons and lbs. may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.22 – Mineral Resources for the Jab/West Jab Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	1,621	1,471	0.072	2,335.0
Indicated	253	230	0.077	392.0
Total M&I	1,874	1,701	0.073	2,727.0
Inferred	1,402	1,272	0.06	1,677.0
Total Resources	3,276	2,973	0.067	4,404.0

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	Measured and indicated resources occur below the static water table. The inferred resources at Jab/West Jab occur above the water table and may not be amenable to ISR.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.24 – Mineral Resources for the Charlie Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	1,255	1,139	0.123	3,100.0
Total M&I	1,255	1,139	0.123	3,100.0
Inferred	411	373	0.120	988.0
Total Resources	1,666	1,512	0.123	4,088.0

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.20 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.26 – Mineral Resources for the Nine Mile Lake Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	3,405	3,089	0.036	4,308.0
Total Resources	3,405	3,089	0.036	4,308.0

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.28 – Mineral Resources for the Red Rim Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	337	306	0.170	1,142.0
Total M&I	337	306	0.170	1,142.0
Inferred	473	429	0.163	1,539.0
Total Resources	810	735	0.165	2,681.0

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.30 – Mineral Resources for the Clarkson Hill Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	957	868	0.058	1,113.0
Total Resources	957	868	0.058	1,113.0

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

The table below describes the historic ownership and operations at the Palangana Project Area.

Table 2.32: Historic Ownership and Operations at the Palangana Project Area

Year	Company	Operations/Activity	Amount (# of Drill holes)	Results of Work
1952	CSI	Original controller of Palangana Project Area.	Records of CSI’s exploration work was unavailable
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

6.	All reported resources occur below the static water table.
7.	The point of reference for mineral resources is in-situ at the Project.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
9.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.35 – Mineral Resources for the Burke Hollow Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	70	64	0.082	114.7
Indicated	1,337	1,213	0.087	2,209.0
Total M&I	1,407	1,277	0.083	2,323.7
Inferred	2,494	2,263	0.095	4,859.0
Total Resources	3,901	3,540	0.092	7,182.7

Notes:
1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.30 ft% eU3O8.
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

97°22.000' W
97°21.000' W
97°20.000' W
WGS84 97°19.000' W
28°53.000' N
28°52.000' N
Goliad Site
Property Identifier
Lease Boundaries
USGS Topographic Map
1
2
3
4
5
6
7
8
9
10
11
12
13
Ander
Gas Well
Oil Well
BM 260
MISSIO
N

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

Table 2.37 – Mineral Resources for the Goliad Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	1,595	1,447	0.053	2,667.9
Indicated	1,504	1,364	0.102	3,492.0
Total M&I	3,099	2,811	0.085	6,159.9
Inferred	333	302	0.195	1,224.8
Total Resources	3,432	3,113	0.079	7,384.7

Notes:
1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.20 ft% eU3O8.
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.39 – Mineral Resources for the Salvo Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	1,125	1,020	0.091	2,839.0
Total Resources	1,125	1,020	0.091	2,839.0

Notes:
1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.30 ft% eU3O8.
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	A long-term uranium price of $40/lb U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Table 2.40 – Mineral Resources for the Anderson Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Sum Thickness (ft)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-	-
Indicated – Zone A	862	782	3.8	0.111	1,907
Indicated – Zone B	7,347	6,665	9.5	0.108	15,816
Indicated – Zone C	6,211	5,634	10.4	0.094	11,730
Indicated – Zone D	760	689	3.2	0.093	1,421
Indicated – Zone E	911	826	7.6	0.060	1,095
Indicated – Zone F	84	76	4.6	0.051	86
Total M&I	16,175	14,673	8.2	0.099	32,055
Inferred	-	-	-	-	-
Total Resources	16,175	14,673	8.2	0.099	32,055

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.1 ft% eU3O8 and metallurgical Recovery estimated at 90%.
4.	Economic factors have been applied to the estimates in consideration of reasonable prospects for economic extraction.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $65/lb U3O8 was considered for the purposes of determining the reasonable prospect of economic extraction.

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

Mineral Resources and Reserves

The current Mineral Resources for the Horseshoe-Raven deposits are outlined in the following table:

Table 2.42 – Mineral Resources for the Horseshoe-Raven Project as at the date of this Annual Report

Deposit	Classification	Tons (‘000s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Horseshoe	Indicated	5,493	4,983	0.215	23,600
Raven	Indicated	5,919	5,370	0.117	13,800

Notes:
1.	Mineral resources are not mineral reserves and have not demonstrated economic viability.
2.	There is no certainty that all or any part of the mineral resource will be converted into mineral reserves.
3.	All figures are rounded to reflect the relative accuracy of the estimates.
4.	Resources were estimated using a COG of 0.05% U3O8. COG was determined using a uranium price of $75 / lb and metallurgical recovery of 95%.
5.	Mineral Resources are reported on a 100% ownership basis.

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

Table 2.43 – Mineral Resources for the Shea Creek Project as at the date of this Annual Report

Deposit	Classification	Tons (000’s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Collette	Indicated	360	327	0.787	2,786
	Inferred	542	492	0.717	3,814
58B	Indicated	156	142	0.773	1,188
	Inferred	89	81	0.510	445
Kianna	Indicated	1,132	1,027	1.535	17,058
	Inferred	603	547	1.390	8,235
Anne	Indicated	617	560	2.002	12,144
	Inferred	148	134	0.883	1,282
TOTAL	Indicated	2,266	2,056	1.491	33,175
	Inferred	1,382	1,254	1.015	13,775

Notes:
1.	Mineral resources are not mineral reserves and have not demonstrated economic viability.
2.	There is no certainty that all or any part of the mineral resource will be converted into mineral reserves.
3.	Figures are rounded to reflect the relative accuracy of the estimates.
4.	Resources were estimated using a cut-off grade of 0.30% U3O8, a $50 uranium price, and a metallurgical recovery of 95% was used.
5.	UEC's share of mineral resources is calculated based on UEC's 49.0975% equity in the project.

South American Uranium Properties

Paraguay ISR Properties

Below is a map showing the location for the Company’s uranium projects in Paraguay.

LEGEND
MINERAL CONCESSION
DEPARTMENT CAPITAL
NATIONAL CAPITAL
DEPARTMENT BOUNDARY
PARAGUAY BOUNDARY
INTERNATIONAL BOUNDARY
MAJOR ROADWAY
Bolivia
Brazil
Chile
Argentina
Alto Paraguay
FUERTE OLIMPO
Boquerón
FILADELFIA
PEDRO J CABALLERO
Amambay
Concepción
CONCEPCION
Paraguay
Presidente Hayes
SAN PEDRO YCUAMANDYYU
San Pedro
SALTOS DEL GUAIRA
CORONEL OVIEDO PROJECT
VILLA HAYES
AREGUA
CAAGUAZU
CAACUPE
PARAGUARI
VILLARRICA
CIUDAD DEL ESTE
Alto Parana
CAAZAPA
SAN JUAN BAUTISTA
PILAR
Misiones
Itapua
YUTY PROJECT
SOUTH AMERICA
N
0 35 70 140 210 280
Km

Uranium Energy Corp

URANIUM PROJECTS
IN PARAGUAY

LOCATION MAP

1:7,000,000

DRAWN BY: J. VILLALBA

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

Table 2.44 – Mineral Resources for the Yuty Project as at the date of this Annual Report

Category	Tons Ore (000’s)	Tonnes Ore (1000’s)	Weighted Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated – Massive Sand Unit	7,233	6,562	0.048	6,969
Indicated – Fine-Grained and Wavy Sand Units	1,842	1,671	0.054	1,994
Total M&I	9,074	8,232	0.049	8,962
Inferred – Massive Sand Unit	1690	1533	0.045	1,528
Inferred – Fine Grained and Wavy Sand Units	1043	946	0.032	675
Total Resources	2,733	2,479	0.040	2,203

Notes:
1.	The sum of resource tons and lbs. may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	Resources estimated using a 0.02% eU3O8 grade cutoff and a 0.1 ft% GT cutoff.
4.	Mineral Resources are estimated using a long-term uranium price of $65 per pound and a metallurgical recovery of 70%.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated May 5, 2011, including the Concentric Disclosure Schedule pursuant thereto (15)
2.2	Amendment to Merger Agreement & Plan of Merger between Uranium Energy Corp. and Concentric Energy Corp. dated July 5, 2011. (17)
2.3	Share Purchase Agreement between Pacific Road Capital A Pty Ltd., Pacific Road Capital B Pty Ltd., Pacific Road Holdings S.à.r.l and Uranium Energy Corp., dated May 9, 2017 (43)
2.4
Amending Agreement between Uranium Energy Corp., Bayswater Holdings Inc., Pacific Road Resources Reno Creek Cayco 1 Ltd., Pacific Road Resources Reno Creek Cayco 2 Ltd., Pacific Road Resources Reno Creek Cayco 3 Ltd., Pacific Road Resources Reno Creek Cayco 4 Ltd. and Reno Creek Unit Trust, dated August 7, 2017 (44)

2.5	Purchase Agreement between Uranerz Energy Corporation and Uranium Energy Corp., dated November 1, 2017 (47)
2.6	Share Purchase Agreement between Uranium One Investments Inc. and Uranium Energy Corp., dated November 8, 2021 (60)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (30)
4.1	Form of Indenture (27)
4.2	Form of Indenture (40)
4.3	Description of Registrant’s Securities †
4.4	Warrant Indenture between UEX Corporation and Computershare Trust Company of Canada, dated December 2, 2020 (75)(‡)
4.5	Warrant Indenture between UEX Corporation and Computershare Trust Company of Canada, dated September 7, 2021 (75)(‡)
4.6	First Supplemental Indenture between UEX Corporation, Uranium Energy Corp. and Computershare Trust Company of Canada, dated May 5, 2023, to the Warrant Indenture dated December 2, 2020 (75)(‡)
4.7	First Supplemental Indenture between UEX Corporation, Uranium Energy Corp. and Computershare Trust Company of Canada, dated May 5, 2023, to the Warrant Indenture dated September 7, 2021 (75)(‡)
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)
10.13	Uranium Mining Lease dated August 24, 2005 (11)
10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)
10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)

10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29	2009 Stock Incentive Plan, as amended on May 25, 2010(13)
10.30	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)
10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated October 25, 2011(18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. dated November 7, 2011(19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated February 28, 2012(20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)
10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41	2013 Stock Incentive Plan (25)
10.42	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)
10.43	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)
10.44	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47	2014 Stock Incentive Plan (31)
10.48	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49	2015 Stock Incentive Plan (33)
10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)
10.54	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)
10.55	Appointment Letter dated October 1, 2015 with Spencer Abraham †
10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)
10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)
10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)
10.59	Form of Warrant (38)
10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)
10.61	2016 Stock Incentive Plan (39)
10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)
10.63	Form of Warrant (41)
10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)
10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 (46)
10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)

10.67	Royalty Purchase Agreement between Uranium Energy Corp. and Uranium Royalty Corp., dated August 20, 2018 (49)
10.68	2018 Stock Incentive Plan (48)
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

10.82	Settlement Agreement between Anfield Energy Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.83	Property Swap Agreement between Anfield Energy Inc., ARH Wyoming Corp., Highbury Resources Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.84	Arrangement Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 13, 2022 (64)
10.85	Form of Lock-up Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and certain Consenting Shareholders of UEX Corporation, dated June 13, 2022 (64)
10.86	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 23, 2022 (65)
10.87	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 5, 2022 (66)
10.88	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 15, 2022 (67)
10.89	Share Purchase and Sale Agreement between Rio Tinto Fer Et Titane Inc. and Uranium Energy Corp., dated October 11, 2022. (68)
21.1	Subsidiaries of Uranium Energy Corp.(76)
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP(76)
23.2	Consent of Benjamin J. Schiffer *
23.3	Consent of Western Water Consultants, Inc. *
23.4	Consent of Douglas L. Beahm *
23.5	Consent of Clyde L. Yancey *
23.6	Consent of BRS, Inc. *
23.7	Consent of Victor Fernandez-Crosa *
23.8	Consent of Christopher J. Hamel*
23.9	Consent of James N. Gray*
23.10	Consent of David A. Rhys*
23.11	Consent of Nathan A. Barsi*
23.12	Consent of Roger M. Lemaitre*
23.13	Consent of Carl David Warren*
23.14	Consent of SRK Consulting (UK) Limited*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (76)
96.1	Technical Report Summary Mineral Resource Report Reno Creek Project Campbell County, WY, effective date December 31, 2021 (61)
96.2	Technical Report Summary Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY, USA, dated March 31, 2022(62)
96.3	SK-1300 Technical Report Summary 2022 Technical Report on the Shea Creek Project, Saskatchewan; Effective Date: October 31, 2022 (69)
96.4	Amended S-K 1300 Technical Report Summary 2024 Technical Report on the Horseshoe-Raven Project, Saskatchewan; Effective Date: March 1, 2024*
96.5	S-K 1300 Technical Report Summary 2022 Initial Assessment on the Workman Creek Project, Gila County, Arizona, USA; Effective Date: February 14, 2023 (72)
96.6	Anderson Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Yavapai County, Arizona, USA, dated March 9, 2023 (73)
96.7	Yuty Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Paraguay, SA, dated March 9, 2023 (73)
96.8	Amended S-K 1300 Mineral Resource Report Texas Hub and Spoke ISR Project, TX USA, dated March 9, 2023 (73)
96.9	Amended S-K 1300 Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, dated March 9, 2023 (73)
96.10	S-K 1300 Technical Report on The Roughrider Uranium Project, Saskatchewan, Canada; Effective Date: April 25, 2023 (74)
99.1	2022 Sustainability Report (71)
99.2	Notice to Holders of UEX Warrants under the Warrant Indenture dated December 2, 2020 (75)
99.3	Notice to Holders of UEX Warrants under the Warrant Indenture dated September 7, 2021 (75)

101.1NS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:
*	Filed herewith.
†	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 29, 2022.
‡	Portions of this exhibit have been omitted.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.

(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.
(55)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2020.
(56)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2020.
(57)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(58)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 8, 2021.
(59)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on May 17, 2021.
(60)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 9, 2021.
(61)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 8, 2022.
(62)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 5, 2022.
(63)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 13, 2022.
(64)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2022.
(65)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2022.
(66)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2022.
(67)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 15, 2022.
(68)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2022.
(69)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 11, 2023.
(70)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 23, 2023.
(71)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 13, 2023.
(72)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 14, 2023.
(73)	Incorporated by reference to our Amendment to our Annual Report on Form 10-K/A filed with the SEC on April 3, 2023.
(74)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 1, 2023.
(75)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2023.
(76)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 29, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani, President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 2, 2024.