Form 10-Q
period 2024-04-30
URANIUM ENERGY CORP
filed 2024-06-10
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 408,778,351 shares of common stock outstanding as of June 7, 2024.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and nine months ended April 30, 2024

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	April 30, 2024	July 31, 2023

CURRENT ASSETS
Cash and cash equivalents		$87,726	$45,614
Inventories	3	63,387	6,207
Prepaid expenses and deposits		3,407	2,682
Other current assets		954	702
TOTAL CURRENT ASSETS		155,474	55,205

MINERAL RIGHTS AND PROPERTIES	4	558,436	565,560
PROPERTY, PLANT AND EQUIPMENT	5	19,959	19,728
RESTRICTED CASH	6	7,251	7,251
EQUITY-ACCOUNTED INVESTMENTS	7	62,548	48,110
INVESTMENT IN EQUITY SECURITIES	8	71,343	38,656
OTHER NON-CURRENT ASSETS		3,257	3,079
TOTAL ASSETS		$878,268	$737,589

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$4,486	$10,525
Asset retirement obligations - current	9	1,481	1,515
Derivative liabilities	10	8,068	-
Other current liabilities		277	154
TOTAL CURRENT LIABILITIES		14,312	12,194

ASSET RETIREMENT OBLIGATIONS	9	17,893	17,155
OTHER NON-CURRENT LIABILITIES		1,521	1,020
DERIVATIVE LIABILITIES	10	-	4,313
DEFERRED TAX LIABILITIES		65,902	71,080
TOTAL LIABILITIES		99,628	105,762

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 405,951,114 shares issued and outstanding (July 31, 2023 - 378,452,864)	11	406	378
Additional paid-in capital		1,094,795	924,737
Accumulated deficit		(303,786)	(289,680)
Accumulated other comprehensive loss		(12,775)	(3,608)
TOTAL EQUITY		778,640	631,827
TOTAL LIABILITIES AND EQUITY		$878,268	$737,589

COMMITMENTS AND CONTINGENCIES	3,9
SUBSEQUENT EVENTS	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended		Nine Months Ended
		April 30,		April 30,
	Notes	2024	2023	2024	2023
SALES AND SERVICE REVENUE	13	$-	$20,217	$224	$125,440
COST OF SALES AND SERVICES	13	-	(13,998)	(187)	(90,793)
GROSS PROFIT		-	6,219	37	34,647

OPERATING COSTS
Mineral property expenditures		9,071	5,452	21,448	13,650
General and administrative		4,219	3,745	14,314	14,296
Depreciation, amortization and accretion	4,5,9	551	506	1,620	1,504
TOTAL OPERATING COSTS		13,841	9,703	37,382	29,450
(LOSS) INCOME FROM OPERATIONS		(13,841)	(3,484)	(37,345)	5,197

OTHER (EXPENSES) INCOME
Interest expenses and finance costs		(205)	(202)	(620)	(596)
Income (loss) from equity-accounted investments	7	3,306	(900)	4,958	(985)
(Loss) gain on disposition of assets		(46)	-	(33)	2
(Loss) gain on revaluation of equity securities	8	(13,804)	(12,649)	23,585	(12,992)
Gain (loss) on revaluation of derivative liabilities	10	2,071	5,550	(9,892)	4,651
Gain on settlement of liabilities		-	235	-	427
Other income (expenses)		1,011	155	1,608	(308)
OTHER (EXPENSES) INCOME		(7,667)	(7,811)	19,606	(9,801)
LOSS BEFORE INCOME TAXES		(21,508)	(11,295)	(17,739)	(4,604)
DEFERRED TAX RECOVERY		1,831	335	3,633	780
NET LOSS FOR THE PERIOD		(19,677)	(10,960)	(14,106)	(3,824)

OTHER COMPREHENSIVE LOSS
Translation loss		(5,850)	(3,589)	(9,167)	(9,740)
TOTAL OTHER COMPREHENSIVE LOSS		(5,850)	(3,589)	(9,167)	(9,740)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(25,527)	$(14,549)	$(23,273)	$(13,564)

NET LOSS PER SHARE	14
Basic		$(0.05)	$(0.03)	$(0.04)	$(0.01)
Diluted		$(0.05)	$(0.03)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		404,104,490	375,759,521	393,425,716	360,554,427
Diluted		404,104,490	375,759,521	393,425,716	360,554,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Nine Months Ended April 30,
	Notes	2024	2023
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period		$(14,106)	$(3,824)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	12	3,987	4,455
Depreciation, amortization and accretion	4,5,9	1,620	1,504
(Income) loss from equity-accounted investment	7	(4,958)	985
Loss (gain) on disposition of assets		33	(2)
(Gain) loss on revaluation of equity securities	8	(23,585)	12,992
Loss (gain) on revaluation of derivative liabilities	10	9,892	(4,651)
Deferred tax recovery		(3,633)	(780)
Gain on settlement of liabilities		-	(427)
Changes in operating assets and liabilities
Inventories		(57,179)	39,933
Prepaid expenses and deposits		(318)	838
Other current assets		(262)	(646)
Accounts payable and accrued liabilities		(5,389)	(6,598)
Other liabilities		27	(1)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(93,871)	43,778

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	11,12	160,239	64,853
Repayments of other loans		-	(66)
Cash paid for withholding amounts on option exercise		(947)	(147)
NET CASH PROVIDED BY FINANCING ACTIVITIES		159,292	64,640

INVESTING ACTIVITIES
Acquisition of UEX, net of cash acquired		-	1,984
Acquisition of Roughrider		-	(82,117)
Investment in mineral rights and properties		(1,391)	(51)
Capital contribution to equity-accounted investment	7	(2,388)	(595)
Purchase of additional interest in equity-accounted investment	7	(9,238)	-
Investment in equity securities	8	(12,115)	(42,219)
Proceeds from sale of equity securities	8	3,008	-
Purchase of property, plant and equipment		(1,166)	(337)
Proceeds from disposition of assets	8	8	2
NET CASH USED IN INVESTING ACTIVITIES		(23,282)	(123,333)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		42,139	(14,915)
FOREIGN EXCHANGE DIFFERENCE ON CASH		(27)	(158)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		52,865	39,787
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD		$94,977	$24,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2023	378,452,864	$378	$924,737	$-	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offerings, net of issuance costs	10,770,000	11	56,259	-	-	-	56,270
Issued upon exercise of stock options	445,861	1	263	-	-	-	264
Stock-based compensation
Amortization of stock-based compensation	-	-	1,572	-	-	-	1,572
Net income for the period	-	-	-	-	3,321	-	3,321
Other comprehensive loss	-	-	-	-	-	(11,049)	(11,049)
Balance, October 31, 2023	389,668,725	$390	$982,831	$-	$(286,359)	$(14,657)	$682,205
Common stock
Issued under ATM offering, net of issuance costs	10,418,029	10	73,228	-	-	-	73,238
Issued upon exercise of stock options	669,999	1	(70)	-	-	-	(69)
Issued upon exercise of warrants	302,220	-	1,965	517	-	-	2,482
Stock-based compensation
Amortization of stock-based compensation	-	-	1,312	-	-	-	1,312
Net income for the period	-	-	-	-	2,250	-	2,250
Other comprehensive income	-	-	-	-	-	7,732	7,732
Balance, January 31, 2024	401,058,973	$401	$1,059,266	$517	$(284,109)	$(6,925)	$769,150
Common stock
Issued under ATM offering, net of issuance costs	3,396,370	3	25,539	-	-	-	25,542
Issued upon exercise of stock options	345,077	1	209	-	-	-	210
Issued upon exercise of warrants	1,150,694	1	8,678	(517)	-	-	8,162
Stock-based compensation
Amortization of stock-based compensation	-	-	1,103	-	-	-	1,103
Net loss for the period	-	-	-	-	(19,677)	-	(19,677)
Other comprehensive loss	-	-	-	-	-	(5,850)	(5,850)
Balance, April 30, 2024	405,951,114	$406	$1,094,795	$-	$(303,786)	$(12,775)	$778,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2022	289,638,307	$289	$613,179	$-	$(286,373)	$(186)	$326,909
Common stock
Issued for acquisition of UEX and Roughrider	66,324,560	66	235,306	-	-	-	235,372
Issued under ATM offerings, net of issuance costs	5,218,890	5	21,709	-	-	-	21,714
Issued upon exercise of stock options	1,404,601	2	58	-	-	-	60
Issued upon exercise of warrants	3,410,898	4	6,136	-	-	-	6,140
Stock-based compensation
Common stock issued for consulting services	4,179	-	17	-	-	-	17
Common stock issued under Stock Incentive Plan	73,618	-	299	-	-	-	299
Amortization of stock-based compensation	-	-	1,426	-	-	-	1,426
Replacement options issued for acquisition of UEX	-	-	4,026	-	-	-	4,026
Net loss for the period	-	-	-	-	(3,756)	-	(3,756)
Other comprehensive loss	-	-	-	-	-	(10,768)	(10,768)
Balance, October 31, 2022	366,075,053	$366	$882,156	$-	$(290,129)	$(10,954)	$581,439
Common stock
Issued under ATM offering, net of issuance costs	7,040,363	7	26,099	-	-	-	26,106
Issued upon exercise of stock options	94,302	-	-	-	-	-	-
Issued upon exercise of warrants	45,000	-	66	-	-	-	66
Stock-based compensation
Common stock issued for consulting services	49,228	-	201	-	-	-	201
Common stock issued under Stock Incentive Plan	66,471	-	262	-	-	-	262
Amortization of stock-based compensation	-	-	1,085	-	-	-	1,085
Net income for the period	-	-	-	-	10,892	-	10,892
Other comprehensive income	-	-	-	-	-	4,617	4,617
Balance, January 31, 2023	373,370,417	$373	$909,869	$-	$(279,237)	$(6,337)	$624,668
Common stock
Issued under ATM offering, net of issuance costs	2,912,000	4	10,595	-	-	-	10,599
Issued upon exercise of stock options	204,693	-	-	-	-	-	-
Issued upon exercise of warrants	-	-	-	22	-	-	22
Stock-based compensation
Common stock issued under Stock Incentive Plan	60,784	-	211	-	-	-	211
Amortization of stock-based compensation	-	-	887	-	-	-	887
Net loss for the period	-	-	-	-	(10,960)	-	(10,960)
Other comprehensive loss	-	-	-	-	-	(3,589)	(3,589)
Balance, April 30, 2023	376,547,894	$377	$921,562	$22	$(290,197)	$(9,926)	$621,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
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

As at April 30, 2024, we had working capital (current assets less current liabilities) of $141,162 including cash and cash equivalents of $87,726 and purchased uranium inventories of $63,019.  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s uranium inventories, will provide sufficient funds to carry out our planned operations for 12 months from the date that these interim condensed consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our uranium inventories and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars.  Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2023 (“Fiscal 2023”).  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made.  Operating results for the nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2024 (“Fiscal 2024”).

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine, Christensen Ranch Mine (collectively, the “ISR Mines”) and our Roughrider and Christie Lake Projects.  We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines.  As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

Since we commenced extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
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

Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold.  We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of the capitalization of expenditures relating to ongoing mine development activities.  Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage.  Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method when the underlying property is converted to the Production Stage.  As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets.  All disclosure requirements under this ASU are also required for public entities with a single reportable segment.  This ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025, and subsequent interim periods, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid.  The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.  This ASU will be effective for fiscal years beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements.  This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements.  The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.  While the amendments are not expected to result in significant changes for most entities, the FASB provided transition guidance since some entities could be affected.  This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

NOTE 3:	INVENTORIES

As at April 30, 2024, we held 1,166,000 ( July 31, 2023: 171,000) pounds of purchased uranium concentrate inventory.  Costs of inventories consist of the following:

	April 30, 2024	July 31, 2023
Material and supplies	$190	$228
Uranium concentrates from extraction	178	178
Purchased uranium inventories	63,019	5,801
	$63,387	$6,207

As of April 30, 2024, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments
	in Pounds	Purchase Price
Fiscal 2024	300,000	$12,355
Fiscal 2025	600,000	23,120
Fiscal 2026	100,000	3,620
Total	1,000,000	$39,095

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at April 30, 2024, we own mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium or titanium.  As of April 30, 2024, annual maintenance payments of approximately $4,818 will be required to maintain these mineral rights.

As at April 30, 2024, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2023	$172,440	$384,607	$15,014	$572,061
Additions	50	1,340	-	1,390
Foreign exchange difference	-	(8,520)	-	(8,520)
Balance, April 30, 2024	172,490	377,427	15,014	564,931

Accumulated Amortization and Impairment	United States	Canada	Paraguay	Total
Balance, July 31, 2023	(6,389)	(112)	-	(6,501)
Foreign exchange difference	-	6	-	6
Balance, April 30, 2024	(6,389)	(106)	-	(6,495)

Carrying Value
Balance, July 31, 2023	$166,051	$384,495	$15,014	$565,560
Balance, April 30, 2024	$166,101	$377,321	$15,014	$558,436

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	April 30, 2024			July 31, 2023
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$19,347	$(2,528)	$16,819	$19,145	$(1,998)	$17,147
Mining Equipment	3,499	(2,521)	978	2,915	(2,478)	437
Logging Equipment and Vehicles	2,917	(2,147)	770	2,799	(1,989)	810
Computer Equipment	300	(283)	17	306	(280)	26
Furniture and Fixtures	243	(187)	56	198	(180)	18
Buildings	338	(99)	239	297	(87)	210
Land	1,080	-	1,080	1,080	-	1,080
	$27,724	$(7,765)	$19,959	$26,740	$(7,012)	$19,728

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
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

Restricted cash consisted of the following:

	April 30, 2024	July 31, 2023
Balance, beginning of year	$7,251	$7,251
Balance, end of year	$7,251	$7,251

Cash, cash equivalents and restricted cash are included in the following accounts:

	April 30, 2024	July 31, 2023
Cash and cash equivalents	$87,726	$45,614
Restricted cash	7,251	7,251
Total cash, cash equivalents and restricted cash	$94,977	$52,865

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of  April 30, 2024, approximately $73.6 million of our cash equivalents is held in a single financial institution at one of the largest banks in Canada and subject to concentration risk.  The Company does not consider any of its financial assets to be impaired as of  April 30, 2024.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

During the nine months ended April 30, 2024, we participated in equity financings and acquired an additional 1,930,750 common shares of Uranium Royalty Corp. (“URC”) at a price of $2.94 per share for total consideration of $5,676 and an additional 1,047,614 common shares of URC at a price of $3.40 per share for total consideration of $3,562.

As at April 30, 2024, we owned 17,978,364 shares of URC, representing a 14.9% ( July 31, 2023: 14.9%) interest in URC.  In addition, two of our officers are members of URC’s board of directors.  Furthermore, one of these officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2024.  Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 14.9% to 13.2%.  URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”.  As at April 30, 2024, the fair value of our investment in URC was approximately $41.2 million ( July 31, 2023: $34.2 million) and the carrying amount of URC was $38.7 million ( July 31, 2023: $24.6 million).

As at April 30, 2024, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through our acquisition of UEX Corporation completed on August 19, 2022 (the “UEX Acquisition”).  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

We incurred $11 and $54 in exploration expenditures on behalf of JCU for the three and nine months ended April 30, 2024.  As at April 30, 2024, the amount receivable from JCU totaled $3 ( July 31, 2023: $201).

During the nine months ended April 30, 2024, the changes in carrying value of our equity-accounted investments are summarized as follows:

Balance, July 31, 2023	$48,110
Addition in URC	9,238
Capital contribution to JCU	2,388
Share of income (loss) from URC and JCU	1,325
Gain on dilution of ownership interest in URC	3,633
Foreign exchange difference	(2,146)
Balance, April 30, 2024	$62,548

For the three and nine months ended April 30, 2024 and 2023, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Share of income (loss)	$104	$(908)	$1,325	$(1,609)
Gain on dilution of ownership interest	3,202	8	3,633	624
Total	$3,306	$(900)	$4,958	$(985)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	INVESTMENTS IN EQUITY SECURITIES

During the nine months ended April 30, 2024, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2023	$38,656
Dispositions	(3,008)
Additions	12,115
Gain on revaluation of equity securities	23,585
Foreign exchange difference	(5)
Balance, April 30, 2024	$71,343

The cumulative revaluation adjustment since acquisition of the equity securities held as at April 30, 2024 is a gain of $8,555.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2023	$18,670
Accretion	737
Liabilities settled in cash	(33)
Balance, April 30, 2024	19,374
Asset retirement obligations, current	1,481
Asset retirement obligations, non-current	$17,893

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	April 30, 2024	July 31, 2023
Undiscounted amount of estimated cash flows	$29,030	$29,064

Payable in years	1 to 23	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

Our undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2024	$1,481
Fiscal 2025	1,472
Fiscal 2026	2,489
Fiscal 2027	2,509
Fiscal 2028	1,990
Remaining balance	19,089
$29,030

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 10:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued replacement warrants (each, a “Replacement Warrant”) in connection with the UEX Acquisition.  The Replacement Warrants are accounted for as derivative liabilities as the exercise prices of the Replacement Warrants are denominated in Canadian dollars which differs from our functional currency.

As at April 30, 2024, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	2.455 to3.3737
Exercise Price in Canadian dollars	CA$3.22 to CA$4.44
Expected Risk Free Interest Rate	5.38%
Expected Volatility	51.23%
Expected Life in Years	0.36
Expected Dividend Yield	0%

The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2023	$4,313
Exercise of Replacement Warrants	(6,137)
Change in fair value during the period	9,892
Balance, April 30, 2024	$8,068

As at April 30, 2024, the number of Replacement Warrants outstanding was 2,222,298 with an expiry date of September 7, 2024 (refer to Note 11).

NOTE 11:	CAPITAL STOCK

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

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the 2021 ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the 2021 ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively, with the May 2021 ATM Offering, the “2021 ATM Offering”).

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
April 30, 2024
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

During the three and nine months ended April 30, 2024, we issued 3,396,370 and 24,584,399 shares of the Company’s common stock under the ATM Offerings for net cash proceeds of $25,542 and $155,050, respectively.

Subsequent to April 30, 2024, we issued a further 1,791,300 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $12,824.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the three and nine months ended April 30, 2024, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2023	3,857,030	$3.31
Exercised	(1,452,914)	3.20
Balance, April 30, 2024	2,404,116	$3.38

A summary of our share purchase warrants outstanding and exercisable as of April 30, 2024, is as follows:

	Number of	Weighted Average Remaining
Weighted Average	Warrants	Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
$3.32	2,222,298	0.36	September 7, 2024
4.13	181,818	1.93	April 5, 2026
$3.38	2,404,116	0.48

During the three and nine months ended April 30, 2024, we received cash proceeds of $3,771 and $4,508, respectively, from the exercise of share purchase warrants.

Subsequent to April 30, 2024, 39,393 warrants with an expiry date of September 7, 2024 were exercised and proceeds of $93 were received.

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 12:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the three and nine months ended April 30, 2024, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2023	8,326,983	$1.92
Granted	17,500	5.04
Exercised	(608,182)	1.69
Cancelled/Forfeited	(191,259)	1.59
Expired	(27,000)	3.69
Balance, October 31, 2023	7,518,042	1.94
Granted	10,000	7.63
Exercised	(878,503)	1.45
Balance, January 31, 2024	6,649,539	2.01
Granted	40,143	6.70
Exercised	(406,411)	1.61
Cancelled/Forfeited	(8,600)	3.45
Expired	(25,000)	1.44
Balance, April 30, 2024	6,249,671	2.07

The table below sets forth the number of shares issued and cash received upon exercise of our stock options:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Number of Options Exercised on Cash Basis	202,437	-	492,112	138,537
Number of Options Exercised on Forfeiture Basis	203,974	337,500	1,400,984	2,727,295
Total Number of Options Exercised	406,411	337,500	1,893,096	2,865,832
Number of Shares Issued on Cash Exercise	202,437	-	492,112	138,537
Number of Shares Issued on Forfeiture Basis	142,640	204,693	968,825	1,565,059
Total Number of Shares Issued Upon Exercise of Options	345,077	204,693	1,460,937	1,703,596
Cash Received from Exercise of Stock Options	$281	$-	$681	$206
Total Intrinsic Value of Options Exercised	$2,431	$858	$9,022	$6,834

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding unvested stock options as of April 30, 2024, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2023	1,803,265	$2.28
Granted	17,500	3.36
Cancelled/Forfeited	(12,300)	2.37
Vested	(133,062)	2.18
Balance, October 31, 2023	1,675,403	2.29
Granted	10,000	5.05
Vested	(429,513)	2.39
Balance, January 31, 2024	1,255,890	2.28
Granted	40,143	4.45
Cancelled/Forfeited	(8,600)	2.27
Vested	(29,687)	2.29
Balance, April 30, 2024	1,257,746	2.35

For the nine months ended  April 30, 2024, the fair value of the stock options granted was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price	4.722 to7.6363
Expected Risk Free Interest Rate	3.99% to 4.67%
Expected Volatility	79.30% to 79.57%
Expected Life in Years	5
Expected Dividend Yield	0.00%

As at April 30, 2024, the aggregate intrinsic value of all of our outstanding stock options was estimated at $29,252 (vested: $25,374 and unvested: $3,878).  As at April 30, 2024, our unrecognized compensation cost related to unvested stock options was $1,193, which is expected to be recognized over 0.98 years.

A summary of our stock options outstanding and exercisable as of April 30, 2024, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	April 30, 2024	Exercise Price	Term (Years)	April 30, 2024	Exercise Price	Term (Years)
$0.91 to $0.99	2,140,500	$0.92	5.83	2,140,500	$0.92	5.83
$1.00 to $1.99	1,325,000	1.10	6.21	1,325,000	1.10	6.21
$2.00 to $2.99	537,149	2.26	7.18	537,149	2.26	7.18
$3.00 to $3.99	2,176,879	3.61	8.43	982,401	3.71	8.02
$4.00 to $4.99	7,500	4.56	9.06	2,500	4.48	8.92
$5.00 to $5.99	12,500	5.16	9.42	3,125	5.16	9.42
$6.00 to $6.99	40,143	6.70	9.89	-
$7.00 to $7.63	10,000	7.63	9.73	1,250	7.63	9.73
	6,249,671	$2.07	6.98	4,991,925	$1.67	6.51

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (“RSU”s) as of April 30, 2024, is as follows:

	Number of
	Restricted Stock	Grant Date	Remaining Life	Aggregate
Grant Date	Units	Fair Value	(Years)	Intrinsic Value
July 21, 2021	135,875	2.15	0.31	917
May 1, 2022	39,216	4.25	1.09	265
July 29, 2022	184,023	3.98	1.33	1,242
July 31, 2023	620,386	3.32	2.34	4,188
January 2, 2024	1,166	6.44	2.76	8
January 22, 2024	8,919	7.63	0.82	60
March 13, 2024	2,288	6.49	0.95	15
April 1, 2024	20,000	7.07	3.00	135
	1,011,873	$3.44	1.83	$6,830

During the three and nine months ended April 30, 2024, our stock-based compensation related to RSUs was $453 and $1,326 (three and nine months ended April 30, 2023: $283 and $869), respectively.  As at April 30, 2024, our unrecognized compensation costs related to unvested RSUs totaled $1,562, which is expected to be recognized over a period of approximately 1.46 years.

Performance Based Restricted Stock Units

During the three and nine months ended April 30, 2024, our stock-based compensation related to the amortization of target performance based restricted stock units (“PRSU”s) totaled $176 and $529 (three and nine months ended April 30, 2023: $99 and $298), respectively.  As at April 30, 2024, our unrecognized compensation costs relating to unvested PRSUs totaled $978, which is expected to be recognized over a period of approximately 1.93 years.

Stock-Based Compensation

A summary of our stock-based compensation expense as of April 30, 2024, is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$107	$-	$382
Amortization of stock option expenses	87	95	302	467
	87	202	302	849
Stock-Based Compensation for Management
Amortization of stock option expenses	120	95	488	323
Amortization of RSU and PRSU expenses	585	346	1,774	1,053
	705	441	2,262	1,376
Stock-Based Compensation for Employees
Common stock issued to employees	-	188	-	675
Amortization of stock option expenses	285	314	1,362	1,441
Amortization of RSU expenses	26	37	61	114
	311	539	1,423	2,230
	$1,103	$1,182	$3,987	$4,455

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 13:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Sales of purchased uranium inventory	$-	$20,095	$-	$125,140
Revenue from toll processing services	-	122	224	300
Total sales and service revenue	$-	$20,217	$224	$125,440

Cost of purchased uranium inventory	$-	$(13,896)	$-	$(90,543)
Cost of toll processing services	-	(102)	(187)	(250)
Total cost of sales and services	$-	$(13,998)	$(187)	$(90,793)

The table below provides a breakdown of major customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Customer A	0%	0%	0%	16%
Customer B	0%	0%	0%	20%
Customer C	0%	25%	0%	8%
Customer D	0%	50%	0%	16%
Customer E	0%	0%	0%	14%
Customer F	0%	24%	0%	10%
Customer G	0%	0%	0%	4%
Customer H	0%	1%	100%	12%
	0%	100%	100%	100%

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 14:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
Numerator	2024	2023	2024	2023
Net Loss for the Period	$(19,677)	$(10,960)	$(14,106)	$(3,824)
Denominator
Basic Weighted Average Number of Shares	404,104,490	375,759,521	393,425,716	360,554,427
Dilutive Effect of Stock Awards and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	404,104,490	375,759,521	393,425,716	360,554,427
Net Loss Per Share - Basic	$(0.05)	$(0.03)	$(0.04)	$(0.01)
Net Loss Per Share - Diluted	$(0.05)	$(0.03)	$(0.04)	$(0.01)

NOTE 15:	SEGMENTED INFORMATION

We currently operate in one reportable segment which is focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates.

The tables below provide a breakdown of the long-term assets by geographic area:

	April 30, 2024
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,101	$377,321	$15,014	$558,436
Property, Plant and Equipment	18,762	824	373	19,959
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investments	-	62,548	-	62,548
Investment in Equity Securities	-	71,343	-	71,343
Other Non-Current Assets	2,941	316	-	3,257
Total Long-Term Assets	$195,055	$512,352	$15,387	$722,794

	July 31, 2023
Balance Sheet Items	United States	Canada	Paraguay	Total
Mineral Rights and Properties	$166,051	$384,495	$15,014	$565,560
Property, Plant and Equipment	19,221	145	362	19,728
Restricted Cash	7,251	-	-	7,251
Equity-Accounted Investment	-	48,110	-	48,110
Investment in Equity Securities	-	38,656	-	38,656
Other Non-Current Assets	2,965	114	-	3,079
Total Long-Term Assets	$195,488	$471,520	$15,376	$682,384

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

The table below provides a breakdown of our operating results by geographic area.  All intercompany transactions have been eliminated.

	Three Months Ended April 30, 2024
Statement of Operations	United States	Canada	Paraguay	Total
Operating Costs:
Mineral property expenditures	$5,767	$3,122	$182	$9,071
General and administrative	3,021	1,207	(9)	4,219
Depreciation, amortization and accretion	521	29	1	551
Total operating costs	9,309	4,358	174	13,841
Loss from operations	(9,309)	(4,358)	(174)	(13,841)

Other expenses	(237)	(7,430)	-	(7,667)
Loss before income taxes	$(9,546)	$(11,788)	$(174)	$(21,508)

	Three Months Ended April 30, 2023
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$20,217	$-	$-	$20,217
Cost of sales and services	(13,998)	-	-	(13,998)
Gross profit	6,219	-	-	6,219

Operating Costs:
Mineral property expenditures	3,451	1,711	290	5,452
General and administrative	2,680	1,054	11	3,745
Depreciation, amortization and accretion	501	4	1	506
Total operating costs	6,632	2,769	302	9,703
Loss from operations	(413)	(2,769)	(302)	(3,484)

Other (expenses) income	(190)	(7,622)	1	(7,811)
Loss before income taxes	$(603)	$(10,391)	$(301)	$(11,295)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

	Nine Months Ended April 30, 2024
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$224	$-	$-	$224
Cost of sales and services	(187)	-	-	(187)
Gross profit	37	-	-	37

Operating Costs:
Mineral property expenditures	13,281	7,563	604	21,448
General and administrative	10,171	4,107	36	14,314
Depreciation, amortization and accretion	1,554	63	3	1,620
Total operating costs	25,006	11,733	643	37,382
Loss from operations	(24,969)	(11,733)	(643)	(37,345)

Other (expenses) income	(625)	20,223	8	19,606
(Loss) income before income taxes	$(25,594)	$8,490	$(635)	$(17,739)

	Nine Months Ended April 30, 2023
Statement of Operations	United States	Canada	Paraguay	Total
Sales and service revenue	$125,440	$-	$-	$125,440
Cost of sales and services	(90,793)	-	-	(90,793)
Gross profit	34,647	-	-	34,647

Operating Costs:
Mineral property expenditures	9,047	3,546	1,057	13,650
General and administrative	10,606	3,647	43	14,296
Depreciation, amortization and accretion	1,486	14	4	1,504
Total operating costs	21,139	7,207	1,104	29,450
Income (loss) from operations	13,508	(7,207)	(1,104)	5,197

Other (expenses) income	(1,147)	(8,655)	1	(9,801)
Income (loss) before income taxes	$12,361	$(15,862)	$(1,103)	$(4,604)

URANIUM ENERGY CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the nine months ended April 30, 2024, and our Form 10-K Annual Report for Fiscal 2023, including the consolidated financial statements and related notes contained therein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2023, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2023, our most recently completed year end, to April 30, 2024, and our results of operations for the three and nine months ended April 30, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2023.

Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2023.

On January 16, 2024, we announced restarting uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming.  The first extraction is expected during August 2024 and will be funded with existing cash on the Company’s balance sheet.

Uranium recovered from the Christensen Ranch Mine ISR Project will be processed at our Irigaray central processing plant (“CPP”).  The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine, Reno Creek, Moore Ranch and Ludeman projects.  An application to increase the licensed capacity of the Irigaray CPP from the 2.5 million pounds U3O8 per year to 4.0 million pounds U3O8 per year was submitted to the Wyoming Department of Environmental Quality in November 2023; and approval is expected later in 2024.

To enable a faster extraction restart, extensive preparations at the Christensen Ranch Mine wellfields and satellite processing plant were completed in 2023.  This included the re-installation of equipment, re-attachment of piping and a variety of electrical testing, repairs and upgrades to the existing facilities.  Since that time, additional work has progressed, including the hiring of additional operational personnel, preparation of a detailed wellfield startup plan, final preparations for plant and wellfield operations, and the installation of cased wells in two new wellfield header houses in Mine Unit 10 (Modules 10-7 and 10-8).

In Texas, our fully-licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining.  We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

On August 4, 2023, we acquired a portfolio of exploration-stage projects in the Athabasca Basin for CA$1.5 million from Rio Tinto Exploration Canada Inc., a subsidiary of Rio Tinto Inc. With this acquisition, we added an additional 44,444 acres of prospective ground in the Athabasca Basin to our existing portfolio.

We also hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, and in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

Our operating and strategic framework is to become a leading low-cost North American focused uranium supplier based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

Key Issues

With the completion of the acquisition of Uranium One Americas, Inc. in December 2021 (the “U1A Acquisition”), we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations.  The acquisition of UEX in August 2022 and the acquisition of Roughrider Mineral Holdings Inc. in October 2022 further expanded our footprint in Canada and, in particular, the Athabasca Basin in Saskatchewan.  In the meantime, we continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects.  Historically, we have been reliant primarily on equity financings from the sale of our common stock in order to fund our operations.  In the last two fiscal years, we have also relied on cash flows generated from the sales of our purchased uranium inventories under our physical uranium program to fund our operations, which resulted in $57.0 million in gross profits.  However, we have yet to achieve consistent profitability or develop consistent positive cash flow from operations. Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or additional joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.  Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

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

As at April 30, 2024, we had no uranium supply or off-take agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Uranium Market Developments

The uranium market is currently being driven by a macro demand for more electricity generation and an unprecedented global push to decarbonize electrical grids, among other factors.  There is noteworthy demand showing substantial growth is Artificial Intelligence and the electricity needed to power Data Centers.  In the U.S. demand from this source, measured by power consumption, is expected to reach 35 GWe by 2030, up from 17 GWe in 2022 (Citi Data Center Demand and Nuclear Power: February 2024).  There is a growing realization that the highly reliable, safe, baseload power nuclear energy provides should be a part of any clean energy platform.  Governments around the globe are also pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

Over the past few years global uranium market fundamentals have improved as the market began a transition from being an inventory driven to a production driven market.  The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown appreciation, reaching $107.00 per pound U3O8 on February 2, 2024.  During the three and nine months ended April 30, 2024, uranium prices averaged $92.80 and $81.64 per pound U3O8, respectively.  As at April 30, 2024, the uranium price was $90.00 per pound, representing an approximate 67% increase from April 30, 2023 when the price was $53.85 per pound U3O8.  The period from February 2024 through April 2024 was marked by continued volatility as the price fluctuated between $85.00 and $107.00 per pound U3O8 (All price information is sourced from UxC LLC Historical Ux Daily Prices).

Underinvestment in uranium mining operations over the past decade has been a major factor contributing to a structural deficit between global production and uranium requirements.  Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and or unable to reach previously planned production levels.  In 2024 and 2025 the mid-case gap between production and requirements is projected to be more than 66 million pounds U3O8, and by 2034 accumulates to a total above 400 million pounds U3O8 (UxC 2024 Q1 Uranium Market Outlook).  For context, the U.S. reactor fleet consumes about 45 million pounds U3O8 per year (U.S. Energy Information Administration, June 13, 2023 - Uranium Marketing Annual Report).  The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years.  Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services.  As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet existing and future utility demand.  The timeline for new mining projects can be 10 years or longer and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia's invasion of Ukraine with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe.  Economic sanctions, transportation restrictions and recent U.S. legislation banning the importation of Russian nuclear fuel is causing a fundamental change to the nuclear fuel markets.  Additionally, the 2023 coup in Niger, and the new government’s demand for the U.S. and France to vacate the country, has underscored jurisdictional risk with that country accounting for about 5% of global uranium production and about 25% of European Union supply in 2022 (World Nuclear Association - Uranium in Niger May 7, 2024 / Reuters – “Russian troops enter base housing US military in Niger, US official says” - May 3, 2024 and “Niger has not banned uranium exports to France and EU” - August 18, 2023).  U.S. and European utilities are shifting more focus to security of supply with production from areas of low geopolitical risk.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 70 new reactors connected to the grid from 2014 through April of 2024, and with another 59 reactors under construction.  So far in 2024, four new reactors have been connected to the grid, and one reactor has been permanently shut down (International Atomic Energy Association Power Reactor Information System - May 28, 2024).  Total nuclear generating capacity for the world’s 440 operable reactors as of May 7, 2024 stands at 396 GWe (World Nuclear Association).  At COP28 United Nations Climate Change Conference, 22 countries, including the U.S., Canada, France, Japan and the United Kingdom, signed a declaration to triple nuclear energy by 2050, further supporting additional growth for the nuclear industry and uranium demand.

In the U.S., H.R. 1042, “The Prohibiting Russian Uranium Imports Act” was signed into law on May 13, 2024, goes into effect on August 11, 2024 and extends through 2040.  The legislation bans Russian uranium imports but allows a U.S. Department of Energy (“DOE”) waiver process through 2027 in the event no alternative viable source of low-enriched uranium (“LEU”) is available to: (i) sustain the continued operation of a nuclear reactor or a U.S. nuclear energy company; or (ii) importation of Russian LEU is determined to be in the national interest.  In a separate but related action, “The Nuclear Fuel Security Act” (“NFSA”) was enacted as part of the “National Defense Authorization Act” in December of 2023 and was designed to help rebuild the domestic nuclear fuel cycle, including uranium production, conversion and enrichment.  The passage of H.R. 1042 unlocks $2.7 billion in funding under the NFSA and will be used by the DOE to acquire LEU and High Assay Low Enriched Uranium (“HALEU”) for advanced reactors.  Under this program DOE will acquire LEU and HALEU with priority given to domestic sources of produced uranium, conversion and enrichment.  In combination, the passage of these bills will help rebuild and restore a robust domestic fuel cycle in the U.S.

Additional upside market pressure is also occurring as utilities continue their return to a longer-term contracting cycle to replace expiring contracts.  Cumulative uncommitted demand through 2034 totals approximately 926 million pounds U3O8 (UxC Uranium Market Overview Q1 2024).  Increasing demand is also evident from financial entities and various producers continuing to purchase significant quantities of drummed uranium inventory, further removing near term supply and adding to the strong fundamentals supporting the uranium market.

Results of Operations

For the three and nine months ended April 30, 2024, we recorded sales and service revenue of $Nil and $224, and realized gross profit of $Nil and $37, respectively, from toll processing services.  We did not sell purchased uranium inventory to date in Fiscal 2024.  For the three and nine months ended April 30, 2023, we recorded sales and service revenue of $20,217 and $125,440 and realized gross profit of $6,219 and $34,647, respectively, from sales of purchased uranium inventory and toll processing services.

For the three and nine months ended April 30, 2024, we recorded a net loss of $19,677 ($0.05 per share) and $14,106 ($0.04 per share), and losses from operations of $13,841 and $37,345, respectively.  During the three and nine months ended April 30, 2023, we recorded net loss of $10,960 ($0.03 per share) and $3,824 ($0.01 per share) and loss from operations of $3,484 and income from operations of $5,197, respectively.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at our ISR Mines, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

We established our physical uranium program to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs in Fiscal 2021 (the “Physical Uranium Program”).  As of April 30, 2024, we have 1,000,000 pounds of uranium inventory purchase commitments outstanding for a total purchase price of $39,095.  Various deliveries are scheduled to occur from Fiscal 2024 into Fiscal 2026 at a weighted average price of $39.10 per pound of uranium.

During the three and nine months ended April 30, 2024, as part of our Physical Uranium Program, we purchased 995,000 pounds of uranium concentrates with a total cost of $57,003.  As of April 30, 2024, the carrying value of our uranium concentrate inventories was $63,019 (July 31, 2023: $5,801).

Sales and Service Revenue

For the three and nine months ended April 30, 2024, we recorded revenue from toll processing services of $Nil and $224, respectively, which was generated from processing uranium resins.

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Sales of purchased uranium inventory	$-	$20,095	$-	$125,140
Revenue from toll processing services	-	122	224	300
Total sales and service revenue	$-	$20,217	$224	$125,440

Cost of purchased uranium inventory	$-	$(13,896)	$-	$(90,543)
Cost of toll processing services	-	(102)	(187)	(250)
Total cost of sales and services	$-	$(13,998)	$(187)	$(90,793)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Permitting and compliance	$394	$160	$1,733	$358
Property maintenance	1,073	967	3,020	2,701
Exploration	4,668	3,392	9,985	7,544
Development	1,769	34	3,414	427
Extraction readiness	1,167	899	3,296	2,620
Total	$9,071	$5,452	$21,448	$13,650

During the three and nine months ended April 30, 2024, exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $1,586 and $3,675 (April 30, 2023: $904 and $2,147), respectively;

●	Roughrider Project: $2,358 and $3,616 (April 30, 2023: $219 and $230), respectively; and

●	Christensen Ranch Mine: $170 and $1,030 (April 30, 2023: $160 and $207), respectively.

During the three and nine months ended April 30, 2024, extraction readiness expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $557 and $1,521 (April 30, 2023: $462 and $1,305), respectively; and

●	Palangana Mine: $297 and $1,026 (April 30, 2023: $181 and $691), respectively.

During the three and nine months ended April 30, 2024, property maintenance expenditures were primarily spent on the following projects:

●	Buke Hollow Project: $155 and $527 (April 30, 2023: $203 and $558), respectively;

●	Reno Creek Project: $282 and $481 (April 30, 2023: $99 and $299), respectively;

●	Christensen Ranch Mine: $90 and $278 (April 30, 2023: $103 and $246), respectively;

●	Ludeman Project: $83 and $260 (April 30, 2023: $83 and $244), respectively; and

●	Allemand Ross Project: $94 and $303 (April 30, 2023: $91 and $268), respectively.

General and Administrative

During the three and nine months ended April 30, 2024, general and administrative expenses (“G&A”) totaled $4,219 and $14,314, respectively, compared to $3,745 and $14,296 for the three and nine months ended April 30, 2023. G&A expenses were comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Salaries and management fees	$1,441	$739	$4,236	$2,942
Office, IR, communication, insurance and travel	1,161	1,178	3,783	5,220
Foreign exchange loss	(32)	37	6	64
Professional fees	545	640	2,301	1,714
Sub-total	3,115	2,594	10,326	9,940
Stock-based compensation	1,104	1,151	3,988	4,356
Total general and administrative expenses	$4,219	$3,745	$14,314	$14,296

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and nine months ended April 30, 2024, office, insurance, filing and listing fees, investor relations, corporate development and travel expenses totaled $1,161 and $3,783, respectively, which decreased compared to $1,178 and $5,220 for the three and nine months ended April 30, 2023, respectively, which was primarily the result of decreases in investor relations and corporate development expenses;

●

for the three and nine months ended April 30, 2024, professional fees totaled $545 and $2,301, respectively, which increased compared to $640 and $1,714 for the three and nine months ended April 30, 2023, respectively.  Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and for audit, accounting and tax compliance services.  The overall increasing trend in professional fees is due to the growth in business activities and the expansion of our operations; and

●

for the three and nine months ended April 30, 2024, salaries, wages and management fees totaled $1,441 and $4,236, respectively, which increased compared to $739 and $2,942 for the three and nine months ended April 30, 2023, respectively, which was primarily the result of an increase in personnel and corporate-wide salary increases to adjust for inflation.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Share of income (loss)	$104	$(908)	$1,325	$(1,609)
Gain on dilution of ownership interest	3,202	8	3,633	624
Total	$3,306	$(900)	$4,958	$(985)

During the three and nine months ended April 30, 2024 and 2023, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options.  On October 17, 2023 and February 9, 2024, we participated in URC’s equity financings, which increased our ownership in URC from 15,000,000 shares to 16,930,750 shares and to 17,978,364 shares, respectively.  As at April 30, 2024, we had a 14.9% of equity interest in URC compared to 14.9% as at July 31, 2023.

During the three and nine months ended April 30, 2024, we recorded a share of URC’s income of $520 and $2,397, respectively.  During the three and nine months ended April 30, 2024, we also recorded a share of JCU’s losses of $416 and $1,072, respectively.

Gain (Loss) on Revaluation of Equity Securities

As at April 30, 2024, our investments in certain equity securities were revalued using the market values at period end, which resulted in an unrealized loss of $13,804 and gain of $23,585 on revaluation of equity securities, respectively, for the three and nine months ended April 30, 2024.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacement Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants are denominated in Canadian dollars which differs from the functional currency of the Company. As at April 30, 2024, the Replacement Warrants were revalued, which resulted in a gain of $2,071 and a loss of $9,892, respectively, for the three and nine months ended April 30, 2024.  Changes in fair value of derivative liabilities were primarily due to changes in our share price.  During the three and nine months ended April 30, 2023, we recorded a gain on revaluation of derivative liabilities of $5,550 and $4,651, respectively.

Other income (expenses)

The following summary provides a discussion of the major categories of other income (expenses) including analyses of the factors that caused significant variances compared to the same period last year:

●

during the three and nine months ended April 30, 2024, interest income totaled $992 and $1,558, respectively, compared to $119 and $203, respectively, for the three and nine months ended April 30, 2023.  The interest earned resulted from cash proceeds received from our ATM Offerings in 2024, which were invested in short-term GIC deposits; and

●

during the three and nine months ended April 30, 2023, we entered into amendment agreements to amend certain uranium sales and purchase agreements with third parties.  As a result, we paid a net amount of $585 for the differences between the gross purchase price and gross sales prices of the uranium, which were recorded as other expenses on our condensed consolidated financial statements.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023
Sales and service revenue	$-	$116	$108	$38,949
Gross profit	-	19	18	15,023
Net income (loss)	(19,677)	2,250	3,321	517
Total comprehensive income (loss)	(25,527)	9,982	(7,728)	6,835
Basic and diluted income (loss) per share	(0.05)	0.01	0.01	-
Total assets	878,268	878,878	798,129	737,589

	For the Quarters Ended
	April 30, 2023	January 31, 2023	October 31, 2022	July 31, 2022
Sales and service revenue	$20,217	$47,931	$57,292	$78
Gross profit	6,219	14,570	13,858	13
Net income (loss)	(10,960)	10,892	(3,756)	5,455
Total comprehensive income (loss)	(14,549)	15,509	(14,524)	5,390
Basic and diluted income (loss) per share	(0.03)	0.03	(0.01)	0.02
Total assets	722,148	733,315	695,487	354,247

 Liquidity and Capital Resources

	April 30, 2024	July 31, 2023
Cash and cash equivalents	$87,726	$45,614
Current assets	155,474	55,205
Current liabilities	14,312	12,194
Working capital	141,162	43,011

During the nine months ended April 30, 2024, we received net proceeds of $160,239 from our ATM Offerings and from exercises of stock options and share purchase warrants.

Subsequent to April 30, 2024, we received additional cash proceeds of $12,824 under our ATM Offerings.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  We recorded net losses in Fiscal 2023 and in all prior years, and we had an accumulated deficit balance of $303,786 as at April 30, 2024.  Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

We hold mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, with annual land-related payments totaling $4.8 million to maintain these rights in good standing.

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

On May 14, 2021, we entered into an at-the-market offering agreement (the 2021 ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the 2021 ATM Manager) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the 2021 ATM Managers selected by us.

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

During the three and nine months ended April 30, 2024, we issued 3,396,370 and 24,584,399 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $25,543 and $155,050, respectively.

During the three and nine months ended April 30, 2024, we received cash proceeds totaling $3,771 and $4,508, respectively, from the exercise of share purchase warrants.

During the three and nine months ended April 30, 2024, we received cash proceeds totaling $281 and $681, respectively, from the exercise of stock options.

Subsequent to April 30, 2024, we issued a further 1,791,300 shares of the Company’s common stock under our ATM Offerings for net cash proceeds of $12,824.

Operating Activities

During the nine months ended April 30, 2024, net cash used in operating activities was $93,871, of which $57,179 was from the purchases of uranium concentrate inventory.  During the nine months ended April 30, 2023, net cash provided by operating activities was $43,778, of which $39,933 was for the change in uranium concentrate inventory.  Other significant operating expenditures included mineral property expenditures and G&A expenses.

Financing Activities

During the nine months ended April 30, 2024, net cash provided by financing activities totaled $159,292, comprised primarily of net proceeds from equity financings.  During the nine months ended April 30, 2023, net cash provided by financing activities totaled $64,640, comprised primarily of net proceeds from equity financings.

Investing Activities

During the nine months ended April 30, 2024, net cash used in investing activities totaled $23,282, comprised of cash used in the acquisition of the Henday, Milliken and Carswell Projects of $1,334, a capital contribution to JCU of $2,388, cash used to purchase an additional interest in URC of $9,238, cash used in investment in equity securities of $12,115, proceeds from sale of equity securities of $3,008 and cash used for investment in mineral properties and the purchase of equipment of $2,557.  During the nine months ended April 30, 2023, net cash used in investing activities totaled $123,333, comprised of cash used in the Roughrider Acquisition of $82,117, a capital contribution to JCU of $595, cash used in investment in equity securities of $42,219, cash used for investment in mineral properties and the purchase of equipment of $388 and net cash of $1,984 received from the UEX Acquisition.

Stock Options and Warrants

As of April 30, 2024, we had in-the-money stock options outstanding representing 6,249,671 shares at a weighted-average exercise price of $2.07 per share, and in-the-money share purchase warrants outstanding representing 2,404,116 shares at a weighted-average exercise price of $3.38 per share.  As of April 30, 2024, outstanding in-the-money stock options and warrants represented a total 8,653,787 shares issuable for gross proceeds of approximately $21.1 million should these stock options and warrants be exercised in full on a cash basis.  The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

During the three and nine months ended April 30, 2024, we incurred $11 and $54, respectively, in exploration expenditures on behalf of JCU.  As at April 30, 2024, the amount receivable from JCU totaled $3 (July 31, 2023: $201).

During the three and nine months ended April 30, 2024, we incurred $2 and $27, respectively, and during the three and nine months ended April 30, 2023, we incurred $2 and $84, respectively, in general and administrative costs, paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, financial subscriptions, corporate branding, media, website design, maintenance and hosting, provided by Blender to the Company.  As at April 30, 2024, the amount owing to Blender was $Nil (July 31, 2023: $Nil).

Material Commitments

As at April 30, 2024, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Asset Retirement Obligations	$29,030	$1,481	$3,962	$4,498	$19,089
Operating Lease Obligations	2,590	102	822	592	1,074
Uranium Inventory Purchase Obligations	39,095	12,355	26,740	-	-
Total	$70,715	$13,938	$31,524	$5,090	$20,163

As of April 30, 2024, we were renting or leasing office premises in the States of Texas, Arizona and Wyoming, British Columbia and Saskatchewan, Canada, and Paraguay, for total monthly payments of $34.  Office lease agreements for the U.S. and Canada expire between July 2026 and November 2029.

Commitments for Management Services

As at April 30, 2024, we were committed to paying our key executives a total of $1,065 per year for management services.

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

Subsequent Events

Subsequent to April 30, 2024, we received additional cash proceeds of $12,824 under our ATM Offerings.  In addition, 39,393 warrants with an expiry date of September 7, 2024 were exercised and proceeds of $93 were received.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 9, 2011, the Texas Commission on Environmental Quality (“TCEQ”) granted our Company’s applications for a Class III Injection Well Permit, Permit Area Authorization and Aquifer Exemption (“AE”) for our Goliad Project.  On or about December 4, 2012, the Environmental Protection Agency (“EPA”) concurred with the TCEQ issuance of the AE permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, our Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by our Company to intervene in this matter was granted.  The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by our Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs.  The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court.  On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  We and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days.  In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, our Company conducted a joint groundwater survey of the site, the result of which reaffirmed our previously filed groundwater direction studies.  On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development.  On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule.  In that Status Report the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit.

A Class I renewal application for the Goliad Project disposal wells was received by the TCEQ on January 23, 2020 and declared administratively complete on April 27, 2020.  The application went through technical review and, on September 13, 2022, the executive director of the TCEQ made a decision that the permit application met the requirements of the law.  On or around October 4, 2022, petitioners in Goliad County requested a hearing and reconsideration on the renewal permits.  The TCEQ considered the requests on December 14, 2022, during its open meeting, and denied the petitioner’s request for reconsideration but granted its request for hearing.  The TCEQ referred the application to the State Office of Administrative Hearing (“SOAH”) to discuss three issues: (i) whether the permit application adequately characterizes the geology and identified and assessed faults in the vicinity of the proposed injections wells; (ii) whether the draft permit provides for adequate monitoring of migration of injected fluids in the vicinity of the proposed injection wells: and (iii) whether the location and design of the injection wells and pre-injection facilities are adequate.  Closing statements were submitted by all parties to the SOAH Administrative Law Judges (“ALJs”) on February 5, 2024.  On April 10, 2024, the ALJs made a recommendation to remand the matter to the executive director of the TCEQ for further examination, stating the Company failed to meet its burden of proof.  The executive director, via Executive Director’s Exceptions to the Proposal for Decision (“PFD”), respectfully disagreed with the recommendation presented in the PFD to remand the application to the executive director for further consideration.  The executive director commented that the ALJ’s PFD improperly broaden the scope of the refereed contested case hearing; misapplied the application requirements in commission rule for providing geoscientific information; mischaracterized the position of the executive director; and prematurely imposed monitoring or corrective action requirements before the subject injection wells were drilled, constructed and tested.  The final decision on the Class I renewal application will be made by the TCEQ Commissioners in mid-June 2024.  We continue to believe that the pending appeal is without merit and we are continuing as planned towards uranium extraction at our fully-permitted Goliad Project.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $303.8 million as of April 30, 2024.  Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations.  Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $0.2 million during the nine months ended April 30, 2024 and $164.4 million in Fiscal 2023, respectively, we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As of April 30, 2024, we had working capital (current assets less current liabilities) of $141.2 million including cash and cash equivalents of $87.7 million and uranium inventory holdings of $63.4 million.  Subsequent to April 30, 2024, we received additional cash proceeds of $12.8 million under our ATM Offerings.  We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the nine months ended April 30, 2024, or any other fiscal years.

During the nine months ended April 30, 2024, we continued to remain in a state of operational readiness at our ISR Mines.  This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to generate revenue from our Palangana and recently acquired Christensen Ranch Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations.  Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues.  Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the "New Rule"), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice.  The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances.  The Company believes that it is presently in compliance with the New Rule.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines and our recently acquired Roughrider Project, and have recorded a liability of $19.1 million on our balance sheet at April 30, 2024, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

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

Currently, the uranium we purchase is or will be stored at the licensed uranium conversion facilities of ConverDyn, located in Metropolis, Illinois, owned by Honeywell, and at Cameco Corporation’s facilities, located in Ontario, Canada.  There can be no assurance that storage arrangements that have been negotiated will be extended indefinitely, forcing actions or costs not currently contemplated. Failure to negotiate commercially reasonable storage terms for a subsequent storage period with ConverDyn may have a material adverse effect on our financial condition.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the U.S., or any other applicable jurisdiction, may change or be applied or interpreted in a manner which may also have a material adverse effect on our operations.  The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or special interest group may also have a material adverse effect on our operations.

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

We are authorized to issue 750,000,000 shares of common stock of which 405,951,114 shares were issued and outstanding as of April 30, 2024.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2024, we issued 1,552 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share.  We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On February 16, 2024, we issued 931,050 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share.  We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On February 23, 2024, we issued 62,100 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share.  We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On February 27, 2024, we issued 155,205 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share.  We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On March 12, 2024, we issued 787 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share.  We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2024, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.    Other Information

During our fiscal quarter ended April 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: June 7, 2024

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer)
Date: June 7, 2024