Form 10-K
period 2024-07-31
URANIUM ENERGY CORP
filed 2024-09-27
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($7.64 on January 31, 2024) was approximately $3,012,574,156.

The registrant had 411,405,851 shares of common stock outstanding as of September 26, 2024.

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect.  Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology.  Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

●	our overall strategy, objectives, plans and expectations for the fiscal year ended July 31, 2024 (“Fiscal 2024”) and beyond;
●	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for uranium oxide (“U3O8”);
●	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
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

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report for Fiscal 2024, and in the documents incorporated by reference herein, have been prepared in accordance with S-K 1300 and are supported by initial assessments prepared in accordance with the requirements of S-K 1300.  S-K 1300 provides for the disclosure of: (i) “Inferred Mineral Resources”, which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources”, which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) Measured Mineral Resources, which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve”. Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300.  Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE COMPANIES

We are an exploration stage company and do not currently have any known mineral reserves and cannot expect to have known mineral reserves unless and until an appropriate technical and economic study is completed for ISR Mines or any of our other properties that shows “Proven Mineral Reserves” or “Probable Mineral Reserves” as defined by Regulation S-K 1300. We currently do not have any “Proven Mineral Reserves” or “Probable Mineral Reserves.” There can be no assurance that ISR Mines or any of our other properties contains or will contain any such SEC-compliant “Proven Mineral Reserves” or “Probable Mineral Reserves” or that, even if such reserves are found, the quantities of any such reserves warrant continued operations or that we will be successful in economically recovering them. During August of 2024 we commenced the process for uranium extraction which is being funded with existing cash on the Company’s balance sheet.

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

UEC is a pure-play uranium company and is advancing its next generation of low-cost, in-situ recovery (“ISR”) mining uranium projects, and which ISR mining process is expected to reduce the impact on the environment as compared to conventional mining. The Company has two extraction ready ISR hub and spoke platforms in South Texas and Wyoming, anchored by fully licensed and operational processing capacity at its Hobson and Irigaray plants.

UEC also has seven U.S. ISR uranium projects with all of their major permits in place, with additional diversified holdings of uranium assets across the U.S., Canada and the Republic of Paraguay.

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

On December 31, 2007, we incorporated a wholly-owned subsidiary, UEC Resources Ltd., under the laws of the Province of British Columbia, Canada.  On December 18, 2009, we acquired a 100% interest in the South Texas Mining Venture, L.L.P. (“STMV”), a Texas limited liability partnership, from each of URN Resources Inc., a subsidiary of Uranium One Inc. (“Uranium One”), and Everest Exploration, Inc.  On September 3, 2010, we incorporated a wholly-owned subsidiary, UEC Paraguay Corp., under the laws of the State of Nevada.  On May 24, 2011, we acquired a 100% interest in Piedra Rica Mining S.A., a private company incorporated in Paraguay.  On September 9, 2011, we acquired a 100% interest in Concentric Energy Corp. (“Concentric”), a private company incorporated in the State of Nevada.  On March 30, 2012, we acquired a 100% interest in Cue Resources Ltd. (“Cue”), a formerly publicly-traded company incorporated in the Province of British Columbia, Canada.  On March 4, 2016, we acquired a 100% interest in JDL Resources Inc., a private company incorporated in the Cayman Islands.  On July 7, 2017, we acquired a 100% interest in CIC Resources (Paraguay) Inc., a private company incorporated in the Cayman Islands.  On August 9, 2017, we acquired a 100% interest in AUC Holdings (US), Inc. (“AUC”).  On January 31, 2018, we incorporated a wholly-owned subsidiary, UEC Resources (SK) Corp. (“UEC SK”), under the laws of the Province of Saskatchewan, Canada.  On December 17, 2021, we acquired a 100% interest in Uranium One Americas, Inc. (“U1A”) (now UEC Wyoming Corp. (“UEC Wyoming”)).  On August 19, 2022, we, through UEC 2022 Acquisition Co. (“UEC Acquisition Co.”) (now UEX Corporation), acquired all of the issued and outstanding common shares of UEX Corporation (“UEX”), which we did not already own, by way of a statutory plan of arrangement (the “Arrangement”) under the Canada Business Corporations Act.  As part of the final steps of the Arrangement, UEC Acquisition Co. and UEX amalgamated to continue as one corporation under the name UEX Corporation.  UEX Corporation holds a development stage uranium property portfolio in Saskatchewan, Canada, and Nunavut, Canada.  On October 14, 2022, we acquired, through UEC SK, Roughrider Mineral Holdings Inc., a Saskatchewan corporation and wholly-owned subsidiary of Rio Tinto Fer Et Titane Inc., which, in turn, owns all of the issued and outstanding shares of Roughrider Mineral Assets Inc., also a Saskatchewan corporation, that holds certain mineral leases totaling approximately 598 hectares in northern Saskatchewan that is commonly referred to as the “Roughrider Project” located in the Athabasca Basin in Saskatchewan, Canada.

Our principal executive office and corporate headquarters in the U.S. is located at 500 North Shoreline, Ste. 800, Corpus Christi, Texas, 78401, and our principal executive office and corporate headquarters in Canada is located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 4A2.

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

We are primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.  We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.  We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010.  We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from our ISR Mines into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  Since commencement of uranium extraction from our ISR Mines in November 2010 to July 31, 2024, our Hobson Processing Facility has processed 578,000 pounds of U3O8.  As at July 31, 2024, we had no uranium supply or “off-take” agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

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

On January 16, 2024, we announced plans to restart uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. During August of 2024 we commenced the process for uranium extraction which is being funded with existing cash on the Company’s balance sheet.

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

To enable a faster extraction restart, extensive preparations at the Christensen Ranch Mine wellfields and satellite processing plant were completed in 2023.  This included the re-installation of equipment, re-attachment of piping and a variety of electrical testing, repairs and upgrades to the existing facilities.  Since that time, additional work has progressed, including the hiring of additional operational personnel, preparation of a detailed wellfield startup plan, final preparations for plant and wellfield operations and the installation of cased wells in two new wellfield header houses in Mine Unit 10 (Modules 10-7 and 10-8).

In 2022, we acquired a substantial portfolio of projects in Canada, with the purchase of UEX and the Roughrider Project from a subsidiary of Rio Tinto plc (“Rio Tinto”).  The UEX portfolio consists of a mix of uranium deposits, primarily focused on the Athabasca Basin uranium district in Saskatchewan, Canada.  This includes interests in the Shea Creek, Christie Lake, Horseshoe Raven, Millennium and Wheeler River Projects.  In addition to advancing its uranium development projects through its ownership interest in JCU (Canada) Exploration Company, Limited (“JCU”), UEX was advancing several other uranium deposits in the Athabasca Basin which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, and the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project.  The Roughrider Project is an exploration stage asset, having been advanced by Rio Tinto over a decade of work.  The acquisition brought in an exploration stage, high-grade, conventional asset into UEC’s portfolio that, along with the UEX acquisition, begins to develop a critical mass of 100% owned resources in the Athabasca Basin to accelerate extraction and/or production plans.  The two transactions provide a portfolio of medium to long term, high-grade, conventional projects that complement our nearer term, U.S. ISR assets.

In August 2023, we acquired a portfolio of exploration-stage projects in the Athabasca Basin for CA$1.5 million from Rio Tinto Exploration Canada Inc., a subsidiary of Rio Tinto Inc.  With this acquisition, we added an additional 44,444 acres of prospective ground in the Athabasca Basin to our existing portfolio.

As at July 31, 2024, we also hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

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

Physical Uranium Program

The Company is investing in building the next generation of low-cost uranium projects that will be competitive on a global basis and which will use the ISR mining process which is expected to reduce the impact on the environment as compared to conventional mining.  Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs.  Hence, we established a physical uranium portfolio (the “Physical Uranium Program”) and, as of July 31, 2024, we had 1,466,000 pounds of uranium and had entered into agreements to purchase 700,000 pounds of U.S. warehoused uranium from Fiscal 2025 to Fiscal 2026 at the ConverDyn conversion facility located in Metropolis, Illinois, at a volume weighted average price of approximately $38.20 per pound.

Our Physical Uranium Program will support three objectives for our Company: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could compliment production and accelerate cash flows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S. origin specific opportunities which may command premium pricing due to the scarcity of domestic uranium.  One such U.S. origin specific opportunity is the Company’s plan to participate in supplying the Uranium Reserve, as outlined in the Nuclear Fuel Working Group report published by the U.S. Department of Energy (“DOE”).

During Fiscal 2024, we made significant advancements in various aspects of our operations, including:

●

we completed and filed technical report summary reports (each, a “TRS”) in accordance with S-K 1300 disclosing mineral resources for each of our Alto Parana Titanium Project, located in Paraguay, and our updated Texas ISR Hub and Spoke Project, on November 13, 2023 and June 12, 2024, respectively;

●

we acquired a portfolio of exploration-stage projects in the Athabasca Basin on August 4, 2023, adding an additional 44,444 acres of prospective ground in the Athabasca Basin to our existing portfolio;

●	we announced restarting uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming during August 2024;

●

we published our fiscal year 2023 sustainability report, which includes the Company’s first disclosure aligned with the recommendations of the Task Force on Climate-Related Financial Disclosures and highlights the Company’s achievements related to environmental stewardship; and

●	we reported drill results from our Roughrider Project and both exploration and metallurgical sample drilling have been successful at intersecting uranium mineralization.

Uranium Market Developments

The uranium market is currently being driven by a macro demand for more electricity generation and an unprecedented global push to decarbonize electrical grids, among other factors.  New demand projections outlined from the "US Data Center Power Outlook" report issued in July 2024 showed new data center demand growth ranging from 60 to 90 gigawatt (“GW”) in 2023-2030.  There is a growing realization that the highly reliable, safe, baseload power nuclear energy provides should be a part of any clean energy platform.  Governments around the globe are also pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

Over the past few years, global uranium market fundamentals have improved as the market began a transition from being an inventory driven to a production driven market.  The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown appreciation, reaching $107.00 per pound U3O8 on February 2, 2024.  During the three and twelve months ended July 31, 2024, uranium prices averaged $87.28 and $83.06 per pound U3O8, respectively.  As at July 31, 2024, the spot uranium price was $85.50 per pound, representing an approximate 52% increase from July 31, 2023 when the price was $56.25 per pound U3O8.  The period from May 2024 through July 2024 was marked by continued spot price fluctuations between $82.00 and $83.85 per pound U3O8 (all price information is sourced from UxC LLC Historical Ux Daily Prices).

Underinvestment in uranium mining operations over the past decade has been a major factor contributing to a structural deficit between global production and uranium requirements.  Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels.  In 2024 and 2025 the mid-case gap between production and requirements is projected to be more than 68 million pounds of U3O8, and by 2034 accumulates to a total above 370 million pounds of U3O8 (UxC 2024 Q2 Uranium Market Outlook).  For context, the U.S. utilities purchased 51.6 million pounds of U3O8 in 2023 (U.S. Energy Information Administration, June 6, 2024 - Uranium Marketing Annual Report).  The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years.  Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services.  As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet existing and future utility demand.  The timeline for new mining projects can be 10 years or longer and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia's invasion of Ukraine with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe.  Economic sanctions, transportation restrictions and recent U.S. legislation banning the importation of Russian nuclear fuel is causing a fundamental change to the nuclear fuel markets.  Additionally, the 2023 coup in Niger, and the new government’s demand for the U.S. and France to vacate the country, as well as the revocation of Canadian and French companies mining rights, and operating permits, has underscored jurisdictional risk.  Niger is the world's seventh largest producer and accounted for about 5% of global uranium production and about 14% of European Union supply in 2023 (Euratom Supply Agency, World Nuclear Association - Uranium in Niger July 23, 2024, World Nuclear News).  As a result of the instability and assurance of supply risks, U.S. and European utilities are shifting more focus to production from areas of low geopolitical risk.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 69 new reactors connected to the grid in 2014 through July of 2024, and with another 61 reactors under construction.  Thus far in 2024, four new reactors have been connected to the grid and two reactors have been permanently shut down (International Atomic Energy Association Power Reactor Information System - August 15, 2024).  Total nuclear generating capacity for the world’s 439 operable reactors as of August 15, 2024, stands at 395 GWe (World Nuclear Association).  At COP28 United Nations Climate Change Conference, 22 countries, including the U.S., Canada, France, Japan and the United Kingdom, signed a declaration to triple nuclear energy by 2050, further supporting additional growth for the nuclear industry and uranium demand.

In the U.S., H.R. 1042, The Prohibiting Russian Uranium Imports Act was signed into law and went into effect on August 11, 2024 and extends through 2040.  The legislation bans Russian uranium imports but allows a U.S. DOE waiver process through 2027 in the event no alternative viable source of low-enriched uranium (“LEU”) is available to: (i) sustain the continued operation of a nuclear reactor or a U.S. nuclear energy company; or (ii) importation of Russian LEU is determined to be in the national interest.  In a separate but related action, The Nuclear Fuel Security Act (“NFSA”) was enacted as part of the National Defense Authorization Act in December of 2023 and was designed to help rebuild the domestic nuclear fuel cycle, including uranium production, conversion and enrichment.  The passage of H.R. 1042 unlocks $3.4 billion in funding under the NFSA and will be used by the DOE to acquire LEU and High Assay Low Enriched Uranium (“HALEU”) for advanced reactors.  Under this program DOE will acquire LEU and HALEU with priority given to domestic sources of produced uranium, conversion and enrichment.  In combination, the passage of these bills will help rebuild and restore a robust domestic fuel cycle in the U.S.

Additional upside market pressure is also occurring as utilities continue their return to a longer-term contracting cycle to replace expiring contracts.  Cumulative uncommitted demand through 2034 is almost 900 million pounds U3O8 (UxC Uranium Market Overview Q2 2024).  This utility demand, along with that from financial entities and various producers, as well as the increasing interest in nuclear energy for data centers, are adding to the strong fundamentals supporting the uranium market.

Titanium (TiO2) Industry Updates

During 2024, the market fundamentals for titanium dioxide remained robust.  Titanium dioxide is used in many “quality of life” products for which demand historically has been linked to global gross domestic product (“GDP”), ongoing urbanization trends and discretionary spending.  There is no economical substitute or environmentally safe alternative to titanium dioxide. The majority of all the mined titanium feedstocks are used to manufacture pure titanium dioxide – a pigment that enhances brightness and opacity in paints, inks, paper, plastics, food products and cosmetics.  The remaining approximately 10% of supply is used in the production of titanium metal and steel fabrication.

Demand for titanium feedstocks, such as ilmenite and titanium slag, is closely tied to titanium dioxide pigment demand with most feedstock produces reporting a robust demand for feedstocks with increasing global pigment production.  Ilmenite prices remained steady in the period, but short-term outlook became more cautious due to macroeconomic conditions.

Chinese TiO2 pigment production continued at record levels during the most recent quarter and towards the end there was an increase in operating rates among pigment producers in Europe and the U.S. to meet stronger underlying demand.

While current global supply of titanium feedstocks remains sufficient to meet demand, new supplies from Chinese producers in African countries shipping concentrates to China for processing are being partially offset by the suspension of operations in Sierra Leone and Kenya.  Indications are that in the medium to long term supply constraints will lead to global demand for titaniferous feedstocks exceeding supply, requiring the development of new sources of supply.

What appear to be longer-term supply and demand fundamentals and, more specifically, the long-term global shift towards higher grade feedstocks, have the potential to keep upward pressure on high-quality feedstock prices and hence the potential product from our Alto Parana Project.

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

The uranium-rich solution is pumped from an ore zone to the surface and circulated through a series of ion exchange columns located at the mine site.  The solution flows through resin beads inside an ion exchange column where the uranium bonds to small resin beads.  As the solution exits the ion exchange column, it is mostly void of uranium and is re-circulated back to the wellfield and through the ore zone.  Once the resin beads are fully-loaded with uranium, they are transported by truck to our Hobson Processing Facility and transferred to a tank for flushing with a brine solution, or elution, which strips the uranium from the resin beads.  The stripped resin beads are then transported back to the mine and reused in the ion exchange columns.  The uranium solution, now free from the resin, is precipitated out and concentrated into a slurry mixture and fed to a filter press to remove unwanted solids and contaminants.  The slurry is then dried in a zero-emissions rotary vacuum dryer, packed in metal drums and shipped out as uranium concentrates, or yellowcake, to a conversion facility for storage and sales.

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

Palangana Mine

We hold various mining lease and surface use agreements generally having an initial five-year term with extension provisions, granting us the exclusive right to explore, develop and mine for uranium at our Palangana Mine, a 6,969-acre property located in Duval County, Texas, approximately 100 miles south of our Hobson Processing Facility.  These agreements are subject to certain royalty and overriding royalty interests indexed to the sales price of uranium.

Material Relationships Including Long-Term Delivery Contracts

As at July 31, 2024, we had no uranium supply or “off-take” agreements in place.

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

In Arizona, New Mexico and Wyoming our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases.  Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds.  Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties.  These claims provide for all mineral rights including surface access rights for an indefinite period.  Annual maintenance requirements include BLM claim fees of $165 per claim due yearly on September 1st.  Our state mineral leases are registered with their respective states.  These leases provide for all mineral rights, including surface access rights, to be subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming.  Annual maintenance requirements include lease fees of between $1 and $3 per acre and minimum exploration expenditure requirements of between $10 and $20 per acre in Arizona.  Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms.  These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term, and some of which have an initial term of 20 years.

Under the mining laws of Saskatchewan, Canada, title to mineral rights for our projects in Saskatchewan is held through The Crown Minerals Act of the Province of Saskatchewan.  In addition, The Mineral Resources Act, 1985 and The Mineral Tenure Registry Regulations affect the rights and administration of mineral tenure in Saskatchewan.  The lands of our Saskatchewan projects are currently claimed as “Crown dispositions” or “mineral dispositions”.  Subject to section 19 of The Crown Minerals Act, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands.  Claims are renewed annually and the claim holder is required to satisfy work expenditure requirements.  Expenditure requirements are $Nil for the first year, $15 per hectare for the second year to the tenth year of assessment work periods and $25 per hectare for the eleventh year and subsequent assessment work periods.  For registering exploration expenditures, mineral dispositions may be grouped at the time of submission if the total mineral disposition area is not greater than 18,000 hectares.  The holder may also submit a cash payment or cash deposit in lieu of a work assessment submission for not more than three consecutive work periods.  A claim may be converted to a mineral lease upon application and payment of a registration fee.

Under the mining laws of the Republic of Paraguay, title to mineral rights for our Yuty Project is held through a Mineral Concession Contract approved by the National Congress and signed between the Government of the Republic of Paraguay and the Company, and titles to mineral rights for our Oviedo and Alto Paraná Titanium Projects are held through Exploration Mining Permits granted by the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay.  These mineral rights provide for the exploration of metallic and non-metallic minerals and precious and semi-precious gems within the territory of Paraguay for up to a six-year period, and for the exploitation of minerals for a minimum period of 20 years from the beginning of the production phase, extendable for an additional ten years.

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

U.S. Environmental Regulations

We believe that we comply with all federal, state and local applicable laws and regulations which govern environmental quality and pollution control.  Our operations are subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (“RCT”), the Texas Commission on Environmental Quality (“TCEQ”), the Wyoming Department of Environmental Quality (“WDEQ”) Land, Water and Air Quality Divisions, the United States BLM (Wyoming) and the United States Environmental Protection Agency (“EPA”).

Texas

In Texas, where the Company’s hub-and-spoke operations are anchored by our fully-licensed Hobson Processing Facility, surface extraction and exploration for uranium is regulated by the RCT, while ISR uranium extraction is regulated by the TCEQ.  An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area.  This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled.  All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance.  As at July 31, 2024, we held one exploration permit in each of Bee, Duval and Goliad Counties in Texas.

As an example of the regulation that guides our industry, before ISR uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit (“MAP”) application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones.  The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements.  Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation.  As at July 31, 2024, we held MAPs for our Palangana Mine and our Goliad and Burke Hollow Projects.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility.  The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations.  A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment.  Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained.  Surety funding is in the form of cash or bonds, and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation.  As at July 31, 2024, we held RMLs for our Palangana Mine, Burke Hollow and Goliad Projects and Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the MAP boundary.  These are typically 30 to 100-acre units that have been delineated and contain extractible quantities of uranium.  The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values.  The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction.  As at July 31, 2024, we held four PAA permits for our Palangana Mine and one for our Goliad Project.  An application for PAA-1 for the Burke Hollow Project was submitted in February 2023.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection.  It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase.  This permit authorizes injection into a specific injection zone within a designated injection interval.  The permit requires continuous monitoring of numerous parameters, including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure.  Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound.  Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation.  As at July 31, 2024, we held two Class I disposal well permits for each of our Hobson Processing Facility, Palangana Satellite Facility and Burke Hollow and Goliad Projects.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an aquifer exemption upon the state’s request (an “Aquifer Exemption”).  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an Aquifer Exemption to the EPA.  The Aquifer Exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  As at July 31, 2024, we held an Aquifer Exemption for each of our Palangana Mine and our Goliad and Burke Hollow Projects.

Wyoming

In Wyoming ISR mining activities are regulated by the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD”), under Wyoming Administrative Code §35-11-401 through §35-11-437.  Before ISR uranium mining is allowed to proceed in Wyoming, certain permits and licenses must be granted by WDEQ, which are subject to financial assurance plans to ensure anticipated future costs for decontamination, decommissioning, reclamation, groundwater restoration, disposal or any other reclamation requirements are adequately funded.  Bonding regulations for ISR facilities are discussed in §35-11-417 of the Wyoming Administrative Code and further in WDEQ/LQD regulations contained in Non-Coal Chapters 1 through 13.

There are two major permits/licenses required for ISR uranium mining in Wyoming.  The first is the Permit to Mine, issued by the WDEQ/LQD.  The second is the RML, previously issued by the U.S. Nuclear Regulatory Commission (“NRC”), now issued by the WDEQ/LQD Uranium Recovery Program (“URP”).  In 2018 the State of Wyoming became an NRC agreement state for the licensing of uranium recovery operations.  RMLs are now issued and regulated by the WDEQ/LQD/URP.  Annual financial surety updates are required on the Mine Permit anniversary date and are reviewed by both the WDEQ/LQD and WDEQ/LQD/URP as part of the approval process.  As at July 31, 2024, UEC held Permits to Mine and RMLs for each of its Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects.

In Wyoming, a Class I disposal well permit is required for deep underground wastewater injection (same process as in Texas).  It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase.  Permits for Class I Injection wells are authorized by the WDEQ Water Quality Division who has primacy for this program under EPA.  In Wyoming, as at July 31, 2024, UEC holds Class I Injection well permits for four disposal wells at the Christensen Ranch Project, two disposal wells at the Irigaray Project, four disposal wells at the Moore Ranch Project and four disposal wells at its Reno Creek Project.

Exploration drilling outside of areas within a Permit to Mine is regulated by the WDEQ LQD. To conduct exploration drilling, an application must be filed with the LQD that provides location details of the areas to be explored, the number of drill holes anticipated, the methods of drill hole abandonment to be used, the location of access roads to be used or constructed and an estimate of the cost to reclaim all drill holes and surfaces impacted by the drilling program. If approved, the LQD will approve the reclamation cost estimate and the Company will post a bond or other financial assurance instrument acceptable to the LQD. After the financial assurance instrument is approved by the LQD, they will issue a Drilling Notification permit to the Company to conduct the exploration drilling. After reclamation is completed, the LQD will inspect the drill hole sites and either approve the reclamation and release the bond, or make recommendations for further corrective action. As at July 31, 2024, UEC holds three Drilling Notification Permits, two for various exploration projects in the Powder River Basin and one for exploration in the Great Divide Basin of Wyoming.

Under the WDEQ Bonding Provisions (§35-11-417) and the regulations for Financial Assurance Requirements for Closure, Post Closure and Corrective Action, they outline financial assurance for ISR uranium sites to include costs relating to: decommissioning; decontamination; demolition and waste disposal for buildings; structures; foundations; equipment and utilities; well plugging and abandonment; surface reclamation of operating areas; roads; wellfields and surface impoundments; groundwater restoration in mining areas; and radiological surveying for final release of the lands. Funding for the financial assurance is in the form of cash, reclamation bonds, letters of credit and other mechanisms approved by the WDEQ. The financial assurance calculations include an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2024, UEC held reclamation bonds for all of its Permits to Mine and RML licenses plus three Drilling Notifications (exploration by drilling permits).

As in Texas, the State of Wyoming is allowed to issue UIC permits under two conditions: the state’s program must have been granted primacy; and the EPA must have granted an Aquifer Exemption upon the state’s request. Wyoming issues UIC Class I permits (disposal wells) and UIC Class III permits for ISR wells. Wyoming requests the official Aquifer Exemption from the EPA for these permits. As at July 31, 2024, UEC held Aquifer Exemptions for each of its Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects, as well as the Christensen Ranch Class I disposal wells.

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

Once an EIA is submitted and the provincial internal reviews are finished, the EASB compiles the comments and produces a technical review comments (“TRC”) document.  If there are deficiencies in the EIA, the proponent will be required to address them before the TRC document and the final EIS are placed into public review.  Public review is generally 30 or 60 days.  When the public comments period is complete, the EASB will produce an EIA decision document for the Minister of Environment.  While there are three outcomes possible, the likely outcome for a project that gets to this stage is approval of the EIA with conditions.  With approval of the EIA, licensing and permitting can be completed.

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

The federal Impact Assessment Act, 2019 (“IAA”) and the need to produce an Impact Assessment (“IA”) can be triggered in two ways.  The first is by triggering one of the activity thresholds in the Physical Activities Regulations, 2019, and the second is that the project can be designated by the federal Minister of Environment and Climate Change (the “Minister”) in response to a request to designate the project and a supporting recommendation from the Canadian Impact Assessment Agency (“CIAA”).  Currently, our proposed project does not trigger any thresholds in the Physical Activities Regulations.

The CNSC and Saskatchewan MOE have historically worked closely together and the CNSC has the ability to review the provincial EIA.  The regulators have demonstrated recently that they can cooperate in their review of projects despite the expiration of their cooperation agreement.  The CNSC can review and provide comments on any submission to EASB.  In addition, the CNSC will act as a technical advisor and is a participant in the EIA process; however, the provincial EIA decision is independent of the federal government.

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

In support of licensing, proponents are required to develop management systems complete with policies, systems/programs, procedures and monitoring commensurate with the proposed scope of activities.  To protect human health and the environment, the CNSC focusses on their regulated areas of safety and control in their assessment of projects, including areas of higher risk such as quality management, occupational health and safety, environmental protection, radiation protection, tailings management and safeguards and non-proliferation, to name a few.

There may be a need to engage with Fisheries and Oceans Canada (under the Fisheries Act) regarding treated effluent discharge or pump stations for fresh water.  Transport Canada authorization may be required if there are any in-water works with a potential to impact navigation (under the Canadian Navigable Waters Act or under the Canadian Aviation Regulations).  Water quality and the monitoring of biological effects will be governed by the Metal and Diamond Mining Effluent Regulations to the Fisheries Act, in addition to any provincial requirements.  Other federal legislation of importance to a project will be compliance with the Species at Risk Act (e.g. the need for a woodland caribou management plan) and the Migratory Birds Convention Act.  It is not clear whether the proposed federal Policy on Biodiversity will have an impact on our project but, if enacted, it could mean more bio-physical offsets will be required for disturbed ground.

As part of the environmental assessment process, projects are required to develop conceptual decommissioning plans for inclusion in the EIA, which detail the steps to be taken to decommission project facilities and reclaim the land at the end of project life.  As part of licensing, the conceptual plan is expanded into a more detailed Preliminary Decommissioning Plan (“PDP”) and a cost estimate for implementation is prepared from that; the Preliminary Decommissioning Cost (“PDC”).  The Company will then be required to provide some form of surety or bond to cover the cost of carrying out the PDP.  The surety is designed to cover the unlikely situation whereby the proponent is unable to complete the decommissioning and reclamation and the government must step in to complete the work in a ‘decommission tomorrow’ scenario.  While salvage of some materials is likely, these cannot be considered in the PDC.  The plan and costs are periodically reviewed and updated and can be scaled to reflect the current state of a project.  As operations progress, progressive decommissioning is encouraged as it lowers close-out liabilities which, in turn, can reduce the amount of a surety bond, and often reduces the cost of disturbed-land lease fees.

For a uranium mining and milling project, once operations have stopped, the first step is to conduct systematic surveys to determine the extent of contamination, if any.  Contamination may be chemical or radiological.  Areas that can be decontaminated will be cleaned and re-surveyed to ensure that the clean-up criteria are met.  Material that cannot be decontaminated to release standards would be disposed of on site or at an approved off-site disposal facility.  The remainder of the site will be decommissioned as the facilities are no longer required with the material salvaged for reuse, recycling or disposal.

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

Indigenous Engagement in Saskatchewan

For both the federal and provincial EIA and permitting/licensing processes, engagement and consultation are required with Indigenous groups.  Engagement in Saskatchewan consists of the Crown’s Duty to Consult, a legal requirement and interest-based engagement, which is essential to a project’s social license.  Both levels of government (‘the Crown’) have a Duty to Consult First Nations and Métis groups on any decision within their purview with the potential to affect Aboriginal or Treaty Rights.  As the project progresses through the regulatory process, several provincial and federal decisions will be made that must be informed by engagement and consultation.  Implementation of the Duty to Consult is guided by a combination of provincial and federal regulatory requirements and guidance documents (e.g. Section 35, The Constitution Act, 1982).

Although the Duty to Consult lies with the federal and provincial governments, the procedural aspects of the Duty to Consult are frequently delegated to the proponent to undertake.  This often results in the proponent entering into engagement agreements with some First Nations and Metis governments to do studies to identify any potential impacts to rights.  Companies are expected to meet with each potentially affected community to discuss engagement plans and an appropriate budget for the communities to complete the necessary meetings and studies, although the level of effort is generally commensurate with proximity to the site.  The engagement plan should include opportunities to inform communities of the nature of the proposed activities, the potential impacts of a project and proposed mitigation strategies.  The purpose is to receive feedback or information on current traditional land uses and potential impacts to Treaty and Aboriginal rights.  Companies are expected to work with the communities to determine the impacts of the projects and mitigation strategies.

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

Compliance with the Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the U.S.; a term broadly defined.  Permits must be obtained to discharge pollutants into federal waters.  The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants.  It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances.  State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters.  In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff.  Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

GHG Emissions Management

Mining is an essential industry to enable the global transition to net-zero.  Uranium mining, at the heart of UEC’s business, fuels nuclear energy, which is an essential carbon-free energy source.  Beyond this, we understand that our operational activities do contribute to climate change through the release of emissions.  Therefore, over the next several years we will begin a process to understand our emissions profile, as well as identify and implement opportunities to reduce emissions, where and when possible.

In 2022, we created an emissions inventory of all sources (mobile and stationary) for each Texas project, including tracking fuel consumption by individual source at each project.  In Fiscal 2024, we expanded our emissions measurement approach to cover all sites, including Wyoming, Saskatchewan and Paraguay.  Scope 1 emissions covers direct emissions from owned or controlled sources.  Scope 2 emissions covers indirect emissions from the generation of purchased electricity, steam, heating and cooling consumed by the Company.

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

In Fiscal 2022, UEC’s Board approved an Environmental, Health and Safety Policy that provides overall objectives and guidance for our health and safety management.  Supporting this Policy, at each site, UEC has a number of operational policies and practices covering radiation safety and procedures, spills and leakage reporting, equipment training and emergency response procedures.  There is also a company-wide Injury and Incident Policy covered in the employee handbook that all employees are familiar with and are required to comply with.

Training for employees on health and safety protocols are essential to ensuring we employ best safety practices at all times.  In Fiscal 2024, UEC has provided training to staff on a variety of safety topics, including, but not limited to, the following topics:

●	Annual radiation safety training for all plant and wellfield employees;
●	Bi-Annual Radiation Safety Officer training;
●	Radiation Safety Technician training;
●	Logging training;
●	First Aid/CPR training (every two years);
●	Rig Safety/Inspections training; and
●	Annual DOT Training/HazMat training.

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

Employees

Amir Adnani is our President and Chief Executive Officer and, effective October 29, 2015, Pat Obara was appointed our Chief Financial Officer.  These individuals are primarily responsible for all our day-to-day operations.  Effective September 8, 2014, Scott Melbye was appointed our Executive Vice President.  Other services are provided by outsourcing and consulting and special purpose contracts.  As of July 31, 2024, we had 94 persons employed on a full-time basis and 10 individuals providing services on a contractual basis.

Human Capital

As of July 31, 2024, our employee population consisted of 94 individuals working for us and our consolidated subsidiaries, 65 of whom were located in the U.S., 25 in Canada and 4 in Paraguay.  Our Company is committed to attracting and retaining talented and experienced individuals to manage and support our operations.  We engage in a variety of learning and development opportunities with our employees, including ongoing training, continuing education courses, workshops and seminars and membership in professional organizations relating to employees’ projects areas of expertise.  We strive to fill employment openings through internal promotions or transfers of qualified employees, as appropriate.

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

As more fully described under Item 1. Business herein, Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay.  In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8.  We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. Since we completed the acquisition of our Alto Paraná Project located in the Republic of Paraguay in July 2017, we are also involved in mining and related activities, including exploration, pre-extraction, extraction and processing, of titanium minerals. During August of 2024 we commenced the process for uranium extraction which is being funded with existing cash on the Company’s balance sheet.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $318.9 million as at July 31, 2024.  Historically, we have been reliant primarily on equity financings, from the sale of our common stock and on debt financing in order to fund our operations.  Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $164.4 million during Fiscal 2023, we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As at July 31, 2024, we had working capital (current assets less current liabilities) of $206,022 including cash and cash equivalents of $87,533 and uranium inventory holdings of $75,440.  We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Annual Report.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during Fiscal 2024 or any other fiscal years.

During Fiscal 2024, we continued to remain in a state of operational readiness at our ISR Mines.  This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to generate revenue from our Palangana and recently acquired Christensen Ranch Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations.  Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues.  Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have not established proven or probable reserves through the completion of a final or bankable feasibility study for any of our projects, including our ISR Mines.  Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as our ISR Mines.  Since we commenced extraction of mineralized materials from our ISR Mines without having established proven or probable reserves, it may result in our mining activities at our ISR Mines, and at any future projects for which proven or probable reserves are not established, being inherently riskier than other mining activities for which proven or probable reserves have been established.

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

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the New Rule), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice.  The New Rule became effective as of February 25, 2019, and issuers are required to comply with the New Rule as of the annual report for their first fiscal year beginning on or after January 1, 2021, and earlier in certain circumstances.  The Company believes that it is presently in compliance with the New Rule.

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

We have neither established nor do we have any present plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining.  Companies in the Production Stage (as defined by the SEC), having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold.  As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities.  Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we had been in the Production Stage.  Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method.  As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future.  Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines and our recently acquired Roughrider Project, and have recorded a liability of $19.6 million on our balance sheet at July 31, 2024, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

During Fiscal 2015, we secured $5.6 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations of our Hobson Processing Facility and Palangana Mine, of which we have $1.7 million funded and held as restricted cash for collateral purposes as required by the surety. In connection with the acquisition of U1A in December 2021 (the “U1A Acquisition”), we assumed $13.7 million of restricted cash as surety bond collateral for total estimated reclamation costs of $18.6 million for the Christensen Ranch Mine and Irigaray Processing Facility. During Fiscal 2022, $8.6 million of surety bond collateral related to the Christensen Ranch Mine and Irigaray Processing Facility was released. We may be required at any time to fund the remaining $17.4 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We cannot provide any assurance that our Physical Uranium Program involving the strategic acquisition of physical uranium will be successful, which may have an adverse effect on our results of operations.

We have used or allocated a large portion of our cash on hand in order to fund the acquisition of drummed uranium under our Physical Uranium Program. This strategy will be subject to a number of risks and there is no assurance that the strategy will be successful. Future deliveries are subject to performance by other parties and there is a possibility of default by those parties, thus depriving us of potential benefits.

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

The pool of potential purchasers and sellers is limited, and each transaction may require the negotiation of specific provisions.  Accordingly, a sale may take several weeks or months to complete.  If we determine to sell any physical uranium that we have acquired, we may likewise experience difficulties in finding purchasers that are able to accept a material quantity of physical uranium at a price and at a location that is compatible with our interests.  The inability to sell uranium on a timely basis in sufficient quantities and at a desired price and location could have a material adverse effect on our securities.

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

Currently, the uranium we purchase is or will be stored at the licensed uranium conversion facilities at ConverDyn, located in Metropolis, Illinois, owned by Honeywell, and at Cameco Corporation's facilities, located in Ontario, Canada.  There can be no assurance that storage arrangements that have been negotiated will be extended indefinitely, forcing actions or costs not currently contemplated.  Failure to negotiate commercially reasonable storage terms for a subsequent storage period with ConverDyn and Cameco may have a material adverse effect on our financial condition.

By holding our uranium inventory at the ConverDyn conversion facility and Cameco Corporation's facility we are exposed to the credit and operational risks of the facility.  There is no guarantee that we can fully recover all of our investment in uranium held with the facility in the event of a disruptive event.  Failure to recover all uranium holdings could have a material adverse effect on our financial condition.  Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with ConverDyn, Cameco Corporation or our insurance arrangements, and we may be financially and legally responsible for losses and/or damages not covered by indemnity provisions or insurance.  Such responsibility could have a material adverse effect on our financial condition.

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

In March 2020 the COVID-19 pandemic resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing.  In 2020 significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan and Namibia.  By 2024, although most production impacted by COVID-19 has returned to an operating status, some production has continued to be affected.  It is unknown at this time exactly how long all the impacts will last or how much uranium production will ultimately be removed from the market as a result of the COVID-19 pandemic.  The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment facility shutdowns.

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

We are authorized to issue 750,000,000 shares of common stock of which 410,355,768 shares were issued and outstanding as of July 31, 2024.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 1C. Cybersecurity

Globally, organizations are encountering cybersecurity incidents with growing frequency, and the nature of these threats is becoming more sophisticated and constantly changing. We recognize the importance of developing, implementing and maintaining strong cybersecurity policies and processes to protect our information systems and the confidentiality, integrity and accessibility and availability of our data.

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We have developed and maintained policies, procedures and controls to mitigate material risks from cybersecurity threats, and assess and disclose information to investors concerning material cybersecurity incidents. Further, we have strategically integrated cybersecurity risk management into our broader risk management framework to promote awareness and attention to cybersecurity risk management Company wide. These risks are evaluated on an ongoing basis as part of our overall risk management strategy that is monitored and tracked by our Audit Committee. The lead information technology (“IT”) manager (the “IT Manager”) of the Company evaluates the effectiveness of the data and information systems, which is to protect the data and information systems from security threats. The evaluation stratifies IT systems based on the risk and severity of potential security breaches related to the data handled and assesses the effectiveness of the systems in safeguarding against cyber threats. The evaluation includes attributes such as physical security, network security, host security, application security and data security. Our Security Operations Center ("SOC") continuously monitors for security events and threats, responding and escalating when appropriate. The IT Manager prepares a report which is then submitted to the Audit Committee, which is reviewed by the IT Manager and the Audit Committee.

The IT Manager reports directly to the Audit Committee to review the Company’s information security and cybersecurity risks. Despite these efforts, no system is impenetrable, and we cannot provide assurances that we will prevent every attack or timely detect every incident.

Engage Third-parties on Cyber-Risk Management

We have engaged third-parties that supply IT services or have access to our systems or data to adhere to our security policies. These third parties provide detailed information on their established security controls via our risk assessment process. Specific certification may be required of critical third-party IT service providers.

The Company will consider resource and capital constraints when determining the nature and timing of enhancing our cybersecurity infrastructure.

Overseeing Risks stemming from Third-Party Service Providers

We maintain comprehensive internal protocols to mitigate cybersecurity threats associated with our use of third-party service providers. We are currently enhancing these protocols to further strengthen our defenses and reduce potential vulnerabilities.

Risks from Cybersecurity Threats

We do not currently identify any major cybersecurity threats that have materially affected or are reasonably likely to materially affect us (including our business strategy, results of operations or financial condition).

Governance

Board of Directors Oversight

Our Board of Directors recognizes the importance of information security and mitigating cybersecurity and other data security threats and risks as part of our efforts to protect and maintain the confidentiality and security of our employees, service providers, consultants and business associates, as well as non-public information about our Company. Although our full Board of Directors has ultimate responsibility with respect to risk management oversight, the Audit Committee of our Board of Directors is charged with and bears primary responsibility for, among other matters, overseeing risks specific to the identification and mitigation of cybersecurity risks.

Management’s Role Managing Risk

The IT Manager plays a pivotal role in informing the Audit Committee on cybersecurity risks. The IT Manager will immediately notify the Audit Committee and Board of Directors of any cybersecurity incident that is determined to be material.  The IT Manager delivers focused updates to the Audit Committee annually, or more frequently as needed, in response to specific incidents or emerging threats. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Status of ongoing cybersecurity initiatives, strategies, and best practices;

●	Incident reports and learnings from any cybersecurity events

As we progress in the assessment and enhancement of our cybersecurity program, we plan to consider the following areas for enhancement and incorporation into the cybersecurity risk management and governance program in the future:

●	Oversight of Third-Party cybersecurity risk;

●	Engaging/ outsourcing Risk management Personnel;

●	Monitoring system/ procedures for cybersecurity incidents; and

●	Reporting to Board of Directors regarding cybersecurity risks and incidents

Risk Management Personnel

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Financial Officer, Pat Obara, working in close coordination with Mr. James Hu, the IT Manager of our Company. Messrs. Obara and Hu have experience in overseeing IT functions, including cybersecurity. Mr. Hu graduated from Simon Fraser University with a major in Cognitive Science with a focus on computer science, with over 10 years of technical experience. His expertise is critical in designing, implementing and executing our cybersecurity strategies. Our IT Manager oversees our governance programs in partnership with our CFO, remediates known risks and leads our employee training program around cybersecurity.

Item 2. Description of Properties

Figure 2.1 – Portfolio Overview of Significant Properties

Overview

The Company is engaged in conventional and in-situ recovery (ISR) uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States, in Canada and in the Republic of Paraguay.

Summary Disclosure

Table 2.1 - Location, Ownership Interest, Operator, Stage, Mining Method, and Mineralization Style Summary

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
United States	Wyoming	Allemand-Ross	43.3101	-105.7787	100%	UEC	Exploration Stage	ISR	Roll-Front
		Antelope	42.2263	-107.9095	100%	UEC	Exploration Stage	ISR	Roll-Front
		Barge	43.2729	-105.5905	100%	UEC	Exploration Stage	ISR	Roll-Front
		Black Hills	44.7764	-104.8831	100%	UEC	Exploration Stage	ISR	Roll-Front
		Brown Ranch	43.7377	-105.9684	100%	UEC	Exploration Stage	ISR	Roll-Front
		Bull Springs	42.1584	-107.6305	100%	UEC	Exploration Stage	ISR	Roll-Front
		Central Shirley Basin	42.3378	-106.4100	100%	UEC	Exploration Stage	ISR	Roll-Front
		Charlie	43.8274	-106.0594	100%	UEC	Exploration Stage	ISR	Roll-Front
		Christensen Ranch	43.7982	-106.0235	100%	UEC	Exploration Stage	ISR	Roll-Front
		Clarkson Hills	42.6593	-106.7006	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crooks Creek	42.2867	-107.7660	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crook's Mountain	42.3840	-107.9060	100%	UEC	Exploration Stage	ISR	Roll-Front
		Crossroads	43.0040	-105.6364	100%	UEC	Exploration Stage	ISR	Roll-Front
		Cyclone Rim	42.2943	-108.3332	100%	UEC	Exploration Stage	ISR	Roll-Front
		East Shirley Basin	42.3192	-106.1616	100%	UEC	Exploration Stage	ISR	Roll-Front
		Gas Hills	42.7094	-107.6521	100%	UEC	Exploration Stage	ISR	Roll-Front
		Horse Creek	42.5957	-106.9867	100%	UEC	Exploration Stage	ISR	Roll-Front
		Irigaray	43.8683	-106.1186	100%	UEC	Exploration Stage	ISR	Roll-Front
		Jab/West Jab	42.2209/42.2611	-108.0439/-108.1225	100%	UEC	Exploration Stage	ISR	Roll-Front
		Ludeman	42.9119	-105.6277	100%	UEC	Exploration Stage	ISR	Roll-Front
		Moore Ranch	43.5652	-105.8480	100%	UEC	Exploration Stage	ISR	Roll-Front
		Mule Creek	42.2118	-105.8143	100%	UEC	Exploration Stage	ISR	Roll-Front
		Niles Ranch	43.8024	-105.7961	100%	UEC	Exploration Stage	ISR	Roll-Front
		Nine Mile Lake	42.9807	-106.3278	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pine Ridge	43.4591	-106.0725	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pine Tree U1	43.6173	-105.7860	100%	UEC	Exploration Stage	ISR	Roll-Front
		Pumpkin Creek	43.8163	-105.8955	100%	UEC	Exploration Stage	ISR	Roll-Front
		Red Rim	41.6502	-107.5755	100%	UEC	Exploration Stage	ISR	Roll-Front
		Reno Creek	43.6796	-105.7226	100%	UEC	Exploration Stage	ISR	Roll-Front
		Ross Flats	43.5224	-105.8861	100%	UEC	Exploration Stage	ISR	Roll-Front
		Sand Creek	42.7007	-105.2645	100%	UEC	Exploration Stage	ISR	Roll-Front
		South Pine Ridge	43.1204	-105.9251	100%	UEC	Exploration Stage	ISR	Roll-Front
		South Reno Creek	43.6440	-105.6199	100%	UEC	Exploration Stage	ISR	Roll-Front

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
		South Sweetwater	41.9694	-107.9820	100%	UEC	Exploration Stage	ISR	Roll-Front
		Stewart Creek	43.3124	-105.7342	100%	UEC	Exploration Stage	ISR	Roll-Front
		Taylor Ranch	43.5578	-106.0098	100%	UEC	Exploration Stage	ISR	Roll-Front
		Twin Buttes	42.2316	-107.7205	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Beaver Rim	42.5967	-108.1568	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Crook's Creek	42.2984	-107.8603	100%	UEC	Exploration Stage	ISR	Roll-Front
		West Sweetwater	42.1318	-108.0931	100%	UEC	Exploration Stage	ISR	Roll-Front
	Texas	Burke Hollow	27.6756	-97.5176	100%	UEC	Exploration Stage	ISR	Roll-Front
		Goliad	28.8686	-97.3433	100%	UEC	Exploration Stage	ISR	Roll-Front
		La Palangana	28.2638	-98.3959	100%	UEC	Exploration Stage	ISR	Roll-Front
		Salvo	28.2632	-97.7889	100%	UEC	Exploration Stage	ISR	Roll-Front
		Longhorn	28.1700	-98.1200	100%	UEC	Exploration Stage	ISR	Roll-Front
	Arizona	Anderson	34.1829	-113.1632	100%	UEC	Exploration Stage	Conventional	Tabular
		Los Cuatros	33.548	-112.322	100%	UEC	Exploration Stage	Conventional	Tabular
		Workman Creek	33.50	-110.57	100%	UEC	Exploration Stage	Conventional	Tabular
	New Mexico	C de Baca	34.18	-107.15	100%	UEC	Exploration Stage	Conventional	Tabular
		Dalton Pass	35.40	-108.14	100%	UEC	Exploration Stage	Conventional	Tabular
Canada	Saskatchewan	Alexandra	58.023	-109.789	21.05%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Beatty River	57.897	-109.542	32.76%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Black Lake	59.1167	-105.905	51.43%	UEC	Exploration Stage	Conventional	Unconformity Related
		Brander Lake	58.2895	-109.888	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Candle Lake	57.9969	-104.93	12.50%	Denison Mines Corp.	Exploration Stage	Conventional	Unconformity Related
		Carswell	58.4286	-109.481	100%	UEC	Exploration Stage	Conventional	Unconformity Related
		Christie Lake	57.8128	-104.86	82.77%	UEC	Exploration Stage	Conventional	Unconformity Related
		Close Lake	57.9729	-105.082	5.16%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Cree Extension	57.5881	-105.551	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related
		Diabase Peninsula	57.4294	-106.913	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Erica	58.1465	-109.731	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Henday	58.4675	-103.970	60%	UEC	Exploration Stage	Conventional	Unconformity Related
		Hidden Bay	58.157	-103.88	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Horseshoe-Raven	58.1331	-103.76	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Key West	57.2731	-106.217	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Laurie	57.6579	-108.721	32.99%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Millennium	57.5138	-105.639	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related
		Milliken	58.0293	-104.095	100%	UEC	Exploration Stage	Conventional	Unconformity Related
		Mirror River	57.6078	-108.423	32.34%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Moon Lake	57.4669	-105.634	10.07%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Moore Tomblin	57.4512	-105.135	6.80%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Nikita	58.0107	-109.574	12.72%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related

Country	State/Province	Project	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Stage	Mining Method	Mineralization Style
Uranium Projects
		Riou Lake	59.0491	-106.156	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Roughrider	58.3374	-104.021	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Shea Creek	58.1804	-109.49	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Uchrich	57.7196	-108.483	30.48%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		Waterfound River	58.4588	-104.548	12.90%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
		West Bear	57.8744	-103.975	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related
		Wheeler River	57.5000	-105.421	5.00%	Denison Mines Corp.	Development	ISR	Unconformity Related
		Wolly	58.3927	-103.799	6.38%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
	Nunavut	Kiggavik	64.3752	-97.7685	16.91%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related
Paraguay		Yuty	25.2702	56.3125	100.00%	UEC	Exploration Stage	ISR	Roll-Front
		Oviedo	25.2702	56.2828	100.00%	UEC	Exploration Stage	ISR	Roll-Front
Titanium Projects
Paraguay		Alto Parana	24.8147	54.9083	100.00%	UEC	Exploration Stage	Conventional	Surficial

Table 2.2 – Titles, Mineral Rights, Leases, and Acreage Summaries

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
Uranium Projects
United States	Wyoming	Allemand-Ross	13,570.64	5,491.84	3	958.03	Annual	7	3,572.61	July 2025 through Feb. 2029 (variable)	452	9,040	Annual
		Antelope	13,220	5,349.94	1	640	Annual				629	12,580	Annual
		Barge	7,480	3,027.05	1	640	Annual				342	6,840	Annual
		Black Hills	1,280	518.00	1	640	Annual				32	640	Annual
		Brown Ranch	3,480	1,408.31	1	640	Annual				142	2,840	Annual
		Bull Springs	5,702.8	2,307.84	2	1,922.8	Annual				189	3,780	Annual
		Central Shirley Basin	2,380	963.15	2	760	Annual				81	1,620	Annual
		Charlie	720	291.37	1	720	Annual
		Christensen Ranch	9,420	3,812.14	1	1,280	Annual	1	720	Annual	371	7,420	Annual
		Clarkson Hills	400	161.87							20	400	Annual
		Crooks Creek	8,379.25	3,390.96	6	3,999.25	Annual				219	4,380	Annual
		Crook's Mountain	2,480	1,003.62	2	1,280	Annual				60	1,200	Annual
		Crossroads	5,680	2,298.61	2	1,280	Annual				220	4,400	Annual
		Cyclone Rim	4,280	1,732.06							214	4,280	Annual
		East Shirley Basin	4,599.90	1,861.51	4	2,099.9	Annual				125	2,500	Annual
		Gas Hills	6,114.76	2,474.56	5	3,394.76	Annual				136	2,720	Annual

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
		Horse Creek	540	218.53							27	540	Annual
		Irigaray	2,320	938.87	2	480	Annual				92	1,840	Annual
		Jab/West Jab	5,300	2,144.83	3	960	Annual				217	4,340	Annual
		Ludeman	18,117.71	7,331.98	4	1,440	Annual	2	1,757.71	Sept. 2026 and Jan. 2029	746	14,920	Annual
		Moore Ranch	4,480	1,812.99	3	1,280	Annual	4	1,480	Aug. 2025 through Mar. 2027 (variable)	86	1,720	Annual
		Mule Creek	260	105.22							13	260	Annual
		Niles Ranch	3,560	1,440.68	6	2,560	Annual				50	1,000	Annual
		Nine Mile Lake	2,620	1,060.28	3	1,280	Annual				67	1,340	Annual
		Pine Ridge	3,780	1,529.71	2	720	Annual				153	3,060	Annual
		Pine Tree U1	1,940	785.09	1	80	Annual				93	1,860	Annual
		Pumpkin Creek	1,000	404.69							50	1,000	Annual
		Red Rim	680	275.19							34	680	Annual
		Reno Creek	18,763	7,593.12	4	3,200	Annual	36	4,583	Variable	549	10,980	Annual
		Ross Flats	5,640	2,282.43	3	1,040	Annual	3	1,840	Mar. 2027	138	2,760	Annual
		Sand Creek	3,000	1,214.06	3	1,920	Annual				54	1,080	Annual
		South Pine Ridge	4,020	1,626.84	5	2,360	Annual				83	1,660	Annual
		South Reno	2,640	1,068.37	1	80	Annual				128	2,560	Annual
		South Sweetwater	1,120	453.25	1	640	Annual				24	480	Annual
		Stewart Creek	2,460	995.53	1	640	Annual				91	1,820	Annual
		Taylor Ranch	4,699.65	1,901.88	6	2,839.65	Annual				93	1,860	Annual
		Twin Buttes	8,380	3,391.27	3	2,2400	Annual				307	6,140	Annual
		West Beaver Rim	1,900	768.90	1	640	Annual				63	1,260	Annual
		West Crook's Creek	1,520	615.12	1	640	Annual				44	880	Annual
		West Sweetwater	1,080	437.06							54	1,080	Annual
	Texas	Burke Hollow	17,511	7,086				1	17,511	2032
		Goliad	636	257				7	636	2024 & 2025
		Palangana	6,969	2,820				12	6,969	2025 thru 2032
		Salvo	800	324				2	800	2026 & 2027
		Longhorn	594	240				40	594	2027 thru 2028
	Arizona	Anderson	8,268	3,346	6	3,640	2025				471	9,328	2024
		Los Cuatros	640	259	1	640	2025

			Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims			Provincial Mineral Dispositions			Provincial Mining Leases
Country	State/Province	Project	Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
		Workman Creek	4,036	1,374							198	4,036	2024
	New Mexico	C de Baca	600	243							30	600	2024
		Dalton Pass	1,020	413							51	1,020	2024
Canada	Saskatchewan	Alexandra	36,485	14,765										6	14,765	Oct. 2042
		Beatty River	16,526	6,688										7	6,688	Sept. 2027
		Black Lake	78,335	31,701										13	31,701	Nov. 2024
		Brander Lake	34,577	13,993										9	13,993	Apr. 2035
		Candle Lake	6,412	2,595										1	2,595	Oct. 2038
		Carswell	51,492	20,838										15	20,838	Jan 2026
		Christie Lake	19,575	7,922										6	7,922	Mar. 2044
		Christie West	813	329										2	329	Jun. 2023
		Close Lake	95,578	38,679										21	38,679	May 2024
		Cree Extension	30,115	12,187										11	12,187	Aug. 2040
		Diabase Peninsula	77,164	31,227										22	31,227	Sep. 2025
		Erica	91,409	36,992										20	36,992	Nov. 2036
		Henday	17,801	7,204										3	7,204	Apr. 2042
		Hidden Bay	126,933	51,368										45	51,368	Aug. 2037
		Horseshoe-Raven	11,085	4,486										1	4,486	Feb. 2041
		Key West	31,827	12,880										4	12,880	Apr. 2025
		Laurie	21,691	8,778										4	8,778	May 2027
		Millennium	1,458	590										1	590	Feb. 2039
		Milliken	9,872	3,995										1	3,995	Feb. 2025
		Mirror River	42,996	17,400										5	17,400	Apr. 2025
		Moon Lake	9,385	3,798										5	3,798	Oct. 2039
		Moore Tomblin	3,249	1,315										2	1,315	May 2028
		Nikita	37,390	15,131										6	15,131	Jun. 2043
		Riou Lake	27,634	11,183										14	11,183	Feb. 2026
		Roughrider	1,475	597													1	597	Jan. 2028
		Shea Creek	81,451	32,962										18	32,962	Mar. 2035
		Uchrich	5,592	2,263										1	2,263	May 2027
		Waterfound River	28,837	11,670										25	11,670	Jul. 2040
		West Bear	27,439	11,104										26	10,807	Feb 2043	1	297	June 2035
		Wheeler River	28,961	11,720										19	11,720	Oct. 2042
		Wolly	58,564	23,700										17	23,700	Nov. 2038
	Nunavut	Kiggavik	45,638	18,469										37	18,469	Oct. 2038
Paraguay		Yuty	289,687	117,232
		Oviedo	223,754	90,550
Titanium Projects
Paraguay		Alto Parana	174,204	70,498

Table 2.3 – Permit Status and Conditions

Uranium Projects
Texas
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	RRC Exploration Permit	TCEQ Class 1 Well Permits	TCEQ Injection Control Permit	TCEQ Area Permit	TCEQ/EPA Aquifer Exemption	TCEQ Radioactive Materials License	Notes
Burke Hollow	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits, waiting on final production authorization
Goliad	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and first production authorization
La Palangana	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and four production authorizations
Salvo			X	No	0	No	No	No	No
Longhorn			X	No	0	No	No	No	No
Wyoming
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption		Notes
Allemand-Ross			X							Drilling Notification DN339
Antelope			X				Yes			Drilling Notification DN353
Barge			X
Black Hills			X
Brown Ranch			X
Bull Springs			X
Central Shirley Basin			X
Charlie		X								Permitted as an open pit mine not ISR
Christensen Ranch	X			Yes	Yes	Yes		Yes
Clarkson Hill			X
Crooks Creek			X
Crook's Mountain			X
Crossroads			X
Cyclone Rim			X
East Shirley Basin			X
Gas Hills			X
Horse Creek			X
Irigaray Project	X			Yes	Yes	Yes		Yes		Irigaray mine expansion to north and south will require a permit revision. Drilling Notification DN342
Jab/West Jab			X							Drilling Notification DN353
Ludeman	X			Yes		Yes		Yes
Moore Ranch	X			Yes	Yes	Yes		Yes
Mule Creek			X

Niles Ranch			X
Nine Mile Lake			X						Drilling Notification DN339
Pine Ridge			X						Drilling Notification DN342
Pine Tree U1			X						Drilling Notification DN342
Pumpkin Creek			X						Drilling Notification DN342
Red Rim			X
Reno Creek	X			Yes	Yes	Yes		Yes	North Reno Creek and SW Reno Creek Resource areas are permitted.
Ross Flat			X						Drilling Notification DN342
Sand Creek			X
South Pine Ridge			X
South Reno Creek			X
South Sweetwater			X
Stewart Creek			X
Taylor Ranch			X						Drilling Notification DN342
Twin Buttes			X
West Beaver Rim			X
West Crook's Creek			X
West Sweetwater			X
Arizona
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Anderson			X
Los Cuatros			X
Workman Creek			X
New Mexico
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
C de Baca			X
Dalton Pass			X
Canada
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine						Notes
Alexandra			X						Exploration-Stage Project with no resources
Axis Lake			X						Exploration-Stage Project with no resources
Beatty River			X						Exploration-Stage Project with no resources
Black Lake			X						Exploration-Stage Project with no resources
Brander Lake			X						Exploration-Stage Project with no resources
Candle Lake			X						Exploration-Stage Project with no resources
Christie Lake			X						Exploration-Stage Project with resources
Christie West			X						Exploration-Stage Project with no resources
Close Lake			X						Exploration-Stage Project with no resources

Cree Extension			X	Exploration-Stage Project with no resources
Diabase Peninsula			X	Exploration-Stage Project with no resources
Erica			X	Exploration-Stage Project with no resources
Henday			X	Exploration-Stage Project with no resources
Hidden Bay			X	Exploration-Stage Project with no resources
Horseshoe-Raven			X	Exploration-Stage Project with resources
Key West			X	Exploration-Stage Project with no resources
Laurie			X	Exploration-Stage Project with no resources
Millennium			X	Exploration-Stage Project with resources
Milliken			X	Exploration-Stage Project with no resources
Mirror River			X	Exploration-Stage Project with no resources
Moon Lake			X	Exploration-Stage Project with no resources
Moore Tomblin			X	Exploration-Stage Project with no resources
Nikita			X	Exploration-Stage Project with no resources
Riou Lake			X	Exploration-Stage Project with no resources
Roughrider			X	Exploration-Stage Project with resources
Shea Creek			X	Exploration-Stage Project with resources
Uchrich			X	Exploration-Stage Project with no resources
Waterfound River			X	Exploration-Stage Project with no resources
West Bear			X	Exploration-Stage Project with no resources
Wheeler River		X		Feasibility Field Test mining completed
Wolly			X	Exploration-Stage Project with no resources
Kiggavik			X	Development-Stage, not permitted to mine
Paraguay
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Notes
Yuty			X	Exploration-Stage Project with resources
Oviedo			X	Exploration-Stage Project with no resources
Titanium Projects
Paraguay
Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Notes
Alto Parana			X	Exploration-Stage Project with resources

Table 2.4 – Processing Plants and other Facilities

State/Province	Plant	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Status	Annual Permitted Production Capacity	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	WDEQ Class 1 Well Permits	WDEQ Radioactive Materials License
Wyoming	Irigaray Central Processing Plant			100%	UEC	Production Suspended	2.5 Mlb/year	X			2	Yes
	Christensen Ranch Satellite Production Plant			100%	UEC	Standby	9,000 gpm	X			4	Yes

State/Province	Plant	Location (Latitude)	Location (Longitude)	Equity Interest	Operator	Status	Annual Permitted Production Capacity	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	TCEQ Class 1 Well Permits	TCEQ Radioactive Materials License
Texas	Hobson Central Processing Plant	28.945	-97.989	100%	UEC	Production Suspended	4.0 Mlb/year	X			2	Yes

Our Mineral Properties

Below is a table setting out our summary disclosure of current measured, indicated, and inferred mineral resource estimates. Details regarding the mineral resource estimate disclosed herein can be found in Section 11, Mineral Resource Estimates, of each relevant TRS.

Table 2.5(a) – Uranium Mineral Resources (material mineral properties)

Uranium Oxide Mineral Resources
Country	State/Province	Project	Measured				Indicated				Inferred
			Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)
United States	Wyoming	Allemand-Ross	246	223	0.08%	417	32	29	0.07%	42	1,275	1,157	0.10%	2,496
		Barge					4,301	3,902	0.05%	4,361
		Charlie					1,255	1,139	0.12%	3,100	411	373	0.12%	988
		Christensen Ranch					6,555	5,947	0.07%	9,596
		Clarkson Hill									957	868	0.06%	1,113
		Irigaray					3,881	3,521	0.08%	5,899	104	94	0.07%	141
		Jab/West Jab	1,621	1,471	0.07%	2,335	253	230	0.08%	392	1,402	1,272	0.06%	1,677
		Ludeman	2,674	2,426	0.09%	5,017	2,660	2,413	0.09%	4,697	866	786	0.07%	1,258
		Moore Ranch	2,675	2,427	0.06%	3,210					46	42	0.05%	44
		Nine Mile Lake									3,405	3,089	0.04%	4,308
		Red Rim					337	306	0.17%	1,142	473	429	0.16%	1,539
		Reno Creek	14,990	13,599	0.04%	12,920	16,980	15,404	0.04%	13,070	1,920	1,742	0.04%	1,490
		Wyoming Total	22,206	20,145	0.05%	23,899	36,254	32,889	0.06%	42,299	10,859	9,851	0.07%	15,054
	Texas	Burke Hollow	581	527	0.08%	964	3,020	1,213	0.083%	5,191	2,596	2,355	0.10%	4,883
		Goliad	1,595	1,447	0.05%	2,668	1,504	1,364	0.10%	3,492	1,548	1,403	0.20%	1,225
		Palangana					232	210	0.13%	643	302	274	0.18%	1,001
		Salvo									1125	1,020	0.09%	2,839
		Texas Total	2,176	1,974	0.06%	3,632	5,065	4,594	0.092%	9,326	4,356	3,951	0.11%	9,948
	Arizona	Anderson					16,175	14,674	0.10%	32,055
		Workman Creek									1,981	1,797	0.11%	4,459
		Arizona Total					16,175	14,674	0.10%	32,055	1,981	1,797	0.11%	4,459
	United States Total		24,382	22,120	0.05%	27,531	57,494	52,157	0.07%	83,680	17,196	15,599	0.08%	29,461

Canada	Saskatchewan	Christie Lake									537	488	1.57%	16,836
		Roughrider					429	389	3.25%	27,842	396	359	4.55%	36,043
		Horseshoe-Raven					11,412	10,353	0.16%	37,426
		Shea Creek					1,113	1,009	1.49%	33,175	679	616	1.02%	13,775
		Millennium					239	217	2.39%	11,423	68	62	3.19%	4,364
	Canada Total						13,192	11,968	0.42%	109,867	1,681	1,525	2.11%	71,019

Paraguay		Yuty					9,074	8,232	0.05%	8,962	2,733	2,479	0.04%	2,203

Total Resources			23,871	21,655	0.06%	26,682	77,768	70,550	0.13%	199,527	22,797	20,681	0.23%	102,658

Notes:

1.	The Mineral Resource estimates in this table meet S-K 1300 definitions.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
3.	The point of reference for mineral resources is in-situ at the project.
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

5.	Mineral Resources are 100% attributable to the Company. Where JV projects have resources that are attributable to other companies, these resources are not listed in the table.
6.	Numbers may not add due to rounding.

Table 2.5(b) – Titanium (ilmenite- TiO2) Mineral Resources (immaterial mineral properties)

Titanium Oxide Mineral Resource (Immaterial)
			Measured					Indicated					Inferred
Country	State / Department	Project	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)
Paraguay	Alto Parana and Canindeyú	Alto Parana						77	70	7.60%	5.32	2.86	3,945	3,580	7.31%	261.66	N/A

Notes:

1.	Ilmenite: ‘heavy mineral’ particles between 45µm and 1mm, denser than 2.8g/cm3 containing an average of 50% TiO2
2.	All grades are expressed as in situ grades.
3.	Estimates for the resources and the total and the total are rounded to two significant figures, as appropriate for Inferred Resources.
4.	On the basis of sampling and comparison assays done to date it is estimated the Inferred Resources contain between 4 and 5% ilmenite.
5.	A cut-off grade of 2% ilmenite has been applied where the ilmenite grade is known, otherwise whole rock TiO₂ of 5.75%
6.	Cut-off grade was determined using the price of $1,025 per tonne for chlorite slag, $720 per tonne for Chlorite slag fines, and $747 for high purity pig iron
7.	As the salable product is a concentrate in the form of either slag or pig iron, metallurgical recovery occurs downstream from the salable product and cannot be reported for TiO2.

Table 2.6(a) – Year over Year Changes in Uranium Mineral Resources

UEC has recently completed updated mineral resource and reserve updates on the company’s material properties and presently does not have projects in production.  Changes to stated resources between fiscal year 2023 and 2024 are presented below.

Uranium Oxide Resources
			FY 2023			FY 2024			YOY Change
Country	State/Province	Project	Measured Pounds U3O8 ('000's)	Indicated Pounds U3O8 ('000's)	Inferred Pounds U3O8 ('000's)	Measured Pounds U3O8 ('000's)	Indicated Pounds U3O8 ('000's)	Inferred Pounds U3O8 ('000's)	% Change in Measured Pounds	% Change in Indicated Pounds	% Change in Inferred Pounds
United States	Wyoming	Allemand-Ross	417	42	2,496	417	42	2,496	0%	0%	0%
		Barge		4,361			4,361			0%
		Charlie		3,100	988		3,100	988		0%	0%
		Christensen Ranch		9,596			9,596			0%
		Clarkson Hill			1,113			1,113			0%
		Irigaray		5,899	141		5,899	141		0%	0%
		Jab/West Jab	2,335	392	1,677	2,335	392	1,677	0%	0%	0%
		Ludeman	5,017	4,697	1,258	5,017	4,697	1,258	0%	0%	0%
		Moore Ranch	3,210		44	3,210		44	0%		0%
		Nine Mile Lake			4,308			4,308			0%
		Red Rim		1,142	1,539		1,142	1,539		0%	0%
		Reno Creek	12,920	13,070	1,490	12,920	13,070	1,490	0%	0%	0%
		Wyoming Total	23,899	42,299	15,054	23,899	42,299	15,054	0%	0%	0%
	Texas	Burke Hollow	115	2,209	4,859	964	5,191	4,883	738%	135%	0.5%
		Goliad	2,668	3,492	1,225	2,668	3,492	1,225	0%	0%	0%
		Palangana		643	1,001		643	1,001		0%	0%
		Salvo			2,839			2,839			0%
		Texas Total	2,783	6,344	9,924	3,632	9,326	9,948	31%	47%	0.2%
	Arizona	Anderson		32,055			32,055			0%
		Workman Creek			4,459			4,459			0%
		Arizona Total		32,055	4,459		32,055	4,459		0%	0%
	United States Total		26,682	80,698	29,437	27,531	83,680	29,461	3.2%	3.7%	0.1%
Canada	Saskatchewan	Christie Lake			16,836			16,836			0%
		Roughrider		27,842	36,043		27,842	36,043		0%	0%
		Horseshoe-Raven		37,426			37,426			0%
		Shea Creek		33,175	13,775		33,175	13,775		0%	0%
		Millennium		11,423	4,364		11,423	4,364		0%	0%
	Canada Total			109,867	71,019		109,867	71,019		0%	0%
Paraguay		Yuty		8,962	2,203		8,962	2,203		0%	0%
Total Resources			26,682	199,527	102,658	27,531	202,509	102,683	3.2%	1.5%	0%

Table 2.6(b) – Year over Year Changes in Titanium (ilmenite- TiO2) Mineral Resources

Titanium Oxide Resources
		FY2023			FY 2024			YOY Change
Country	Project	Measured Tonnes TiO2 (Millions)	Indicated Tonnes TiO2 (Millions)	Inferred Tonnes TiO2 (Millions)	Measured Tonnes TiO2 (Millions)	Indicated Tonnes TiO2 (Millions)	Inferred Tonnes TiO2 (Millions)	% Change in Measured Tonnes	% Change in Indicated Tonnes	% Change in Inferred Tonnes
Paraguay	Alto Parana	0	0	0	0	5.32	261.66	0%	100%	100%

Notes:

1.	The Mineral Resource estimates in this table meet S-K 1300 definitions.
2.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
3.	The point of reference for mineral resources is in-situ at the Project.
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

5.	Mineral Resources are 100% attributable to the Company. Where JV projects have resources that are attributable to other companies, these resources are not listed in the table.
6.	Numbers may not add due to rounding.
7.	A cut-off grade of 2% ilmenite has been applied where the ilmenite grade is known, otherwise whole rock TiO₂ of 5.75%
8.	Recoverable TiO2 is contained in the Heavy Mineral fraction
9.	Ilmenite: ‘heavy mineral’ particles between 45µm and 1mm, denser than 2.8g/cm3 containing an average of 50% TiO2
10.	On the basis of sampling and comparison assays done to date it is estimated the Inferred Resources contain between 4 and 5% ilmenite.

Internal Controls Over Uranium Resource Estimation Efforts

For Canadian and U.S. exploration programs, Quality Control and Quality Assurance (“QA/QC”) programs for geologic data collection and resource estimation are defined in each TRS along with protocols and procedures for data collection. To summarize, the QA/QC programs for exploration data are in place that cover four broad categories: geologic data collection; data verification; radiometric equivalent data; and geochemical data. The controls in each of these broad categories serve to help the Company and its qualified persons (each, a “QP”) under each TRS have confidence in the data and geologic interpretations that are being used in resource estimation.

Geochemical data for Canadian exploration programs is supplied by the Geoanalytical Laboratory at the Saskatchewan Research Council (“SRC”).  The quality management system at SRC, Geoanalytical Laboratories, operates in accordance with ISO/IEC 17025, General Requirements for the Competence of Testing and Calibration Laboratories, and is also compliant to ASB, Requirements and Guidance for Mineral Analysis Testing Laboratories.  The management system and selected methods are accredited by the Standards Council of Canada.  As part of the SRC’s commitment to continually assess the effectiveness of the services, all processes are subject to internal, second party and third-party audits.  In addition to the lab controls on QA/QC, the Company submits duplicate samples and blank samples to the lab at a rate of approximately one in 20 samples each along with standard and a round robin pulp that are inserted at the lab, so that in a 20-sample batch there are 16 geochemistry samples for analysis.  Failures of lab standards, blanks or duplicates are investigated and can result in the re-assay of the samples to replace the original data in the database if necessary.  Samples of mineralization at a rate of about 5% of the population are checked externally with a different accredited lab to help assure accuracy.

For U.S. exploration programs the preponderance of data utilized for resource and reserve estimates is generated from radiometric equivalent measurements made utilizing downhole geophysical logging techniques such as gamma-ray and prompt fission neutron (“PFN”) techniques.  This technology has been employed in the exploration and development of sandstone uranium deposits in the U.S. since the 1950s.  QA/QC of gamma-ray and PFN probes from each logging truck are required to maintain calibration by regular cross-checking the probes at U.S. DOE test pits located in George West, Texas, or Casper, Wyoming.  The pit is set up for logging units to calibrate the probes with a known radioactive source.  Each test run generates calibration files for the operator to review and make necessary tool adjustments.  Calibration runs typically are made on a one- or two-month interval, and files with the test pit run results are maintained by the operator.  The available data indicate that the logging provided by the Company and contract probe trucks at the various U.S. projects have maintained industry standard calibration procedures for their probes.

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

ISR Uranium Activities

The Company conducts its ISR activities through two district scale hubs located in Wyoming and Texas. The Irigaray Central Processing Plant (CPP) is located in northeastern Wyoming, and was acquired in December 2021 through the acquisition of U1A. The Hobson CPP is located in south Texas, which we acquired in 2009 from Uranium One.

The Wyoming hub is comprised of the following material ISR projects that are intended to feed resources into the Irigaray CPP: Christensen Ranch; Charlie; Reno Creek; Moore Ranch; Ludeman; Allemand-Ross; Barge; Jab/West Jab; the Nine Mile Lake; Red Rim; and Clarkson Hill Projects. Please refer to Summary Disclosure Tables 1, 2, 3 and 4 for detailed information on each project. Production from existing wellfields at Christensen Ranch ceased in 2018 and the project was put in care and maintenance mode. Processing of toll resins from other projects continues at the Irigaray CPP. In order for Christensen Ranch to engage in future uranium extraction, the Company will need to incur capital expenditures to restart idled wellfields.

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

The Great Divide Basin (“GDB”) and the Washakie Basin (“WB”) in the southwest together comprise the GGRB.  The GGRB is a structural basin that extends over southwestern Wyoming and northwestern Colorado and is divided by the Rock Springs Uplift, a north-south trending anticline.  The basin is bounded by the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south.  The GGRB contains up to 25,000 feet of Cretaceous to recent sedimentary rocks.

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

Geology of the Wind River Basin

The Clarkson Hill project area is located in the eastern portion of the WRB.  The WRB is a structural basin in west-central Wyoming.  The basin is bounded by the Wind River Range to the west, the Casper Arch to the east, the Owl Creek Mountains to the north and the Granite Mountains to the south.  The WRB is filled with marine, lacustrine and fluvial sediments ranging in age from Paleozoic to Cenozoic.

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

Material Project Descriptions in Wyoming

Irigaray CPP

The following technical and scientific description for the Irigaray CPP Project area (the “Irigaray Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by Western Water Consultants d/b/a WWC Engineering (“WWC”), a qualified firm (the QP herein).  The Irigaray Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

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

Permit Status and Encumbrances

The Irigaray Project is permitted under WDEQ, LQD Permit to Mine No. 478. The project is also licensed under WDEQ/LQD Uranium Recovery Program RML WYSUA-1341, formerly a U.S. NRC license. Permit to Mine No. 478 and RML WYSUA-1341 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RMLs applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Irigaray Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties.

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

Table 2.8 – Mineral Resources for the Irigaray Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	3,881	3,521	0.076	5,899.0
Total M&I	3,881	3,521	0.076	5,899.0
Inferred	104	94	0.068	141.0
Total Resources	3,985	3,615	0.076	6,040.0

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Christensen Ranch ISR Project

The following technical and scientific description for the Christensen Ranch Project area (the “Christensen Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Christensen Ranch Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

Figure 2.4 – Location of the Christensen Ranch Project

Property Description

The Christensen Ranch Project Area is located in Johnson and Campbell Counties, Wyoming, west of Pumpkin Buttes within the PRB, at latitude 43.7982 and longitude -106.0235 in decimal degrees.  The Christensen Ranch Project Area covers 11,140 acres, including all (or portions of) 30 sections of the PRB.

The Christensen Ranch Project Area is approximately 70 air miles north-northeast of Casper, Wyoming, 48 air miles southeast of Buffalo, Wyoming and 40 air miles southwest of Gillette.  The Christensen Ranch Project Area can be accessed from Casper, Wyoming, by traveling north on I-25, exit onto State Highway 259 at Midwest turn onto State Highway 387, turn left onto State Highway 192 toward Lynch, travel approximately six miles past Lynch, turn right onto Streeter Road County Road 135, and then follow the signs to the Christensen site.  From Buffalo travel south on I-25 exit onto Trabing Road County Road 13, travel for approximately 14 miles, then exit left onto Irigaray Road and follow signs to the Christensen site.  For access from Gillette, take State Highway 50 south approximately 25 miles exit right onto Black and Yellow Road, travel for approximately 20 miles, then follow signs to Christensen.  The Christensen Ranch Project is located 13 miles to the southeast of the Irigaray CPP and is accessed by travelling west on Black and Yellow Road to Irigaray Road.  The Christensen Ranch Project Area is primarily located on private surface land, with two portions located on federal BLM-managed land.

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

UEC’s mineral holdings in the Christensen Ranch Project Area include one State of Wyoming uranium lease (1,280 acres), 371 unpatented lode claims on federally administered minerals (7,420 acres) and one fee (private) mineral lease (720 acres).  These mineral holdings comprise 9,420 acres.  All payments for all leases and claims are up to date.

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

Property Condition and Proposed Development

The condition of the property is very good while meeting all standards and requirements of federal, state and local regulations. Development activity to advance the property included the drilling of 62 delineation holes for a total of 33,507 feet in an area adjacent to Mine Unit 5. Additionally, a nine hole coring program was conducted in previously produced Mine Units to evaluate non-recovered resource potential remaining in those Mine Units. The installation of 193 wells in MODS 10-7 and 10-8 is nearly complete while delineation drilling has begun in Mine Unit 11 and in Mine Unit 10.

Facilities, Infrastructure and Underground Development

The Christensen Ranch Project facilities include the ion exchange satellite plant, four evaporation ponds, one permeate storage pond, two EPA Class I injection disposal wells, several miles of buried production and injection trunklines connecting Mine Units to the satellite plant, access roads, office building, maintenance shop, powerlines and eight installed wellfields (Mine Units 2, 3, 4, 5, 6, 7, 8 and 10).  Mine Units 2, 3, 4 and 6 have gone through groundwater restoration, which has been approved by WDEQ.  These wellfields are undergoing decommissioning.  Mine Units 7, 8 and 10 have been partially mined and will be the focus of resuming operations.  Operations in portions of Mine Unit 5 may also be resumed in the future.  All facilities are in very good condition.

Permit Status and Encumbrances

The Christensen Ranch Project is permitted under WDEQ Permit to Mine No. 478. The project is also licensed under WDEQ RML WYSUA-1341, formerly a U.S. NRC license.   Permit to Mine No. 478 and RML WYSUA-1341 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Christensen Ranch Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties.

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

Table 2.10 – Mineral Resources for the Christensen Ranch Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	6,555	5,947	0.073	9,596
Total M&I	6,555	5,947	0.073	9,596
Inferred	-	-	-	-
Total Resources	6,555	5,947	0.073	9,596

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Moore Ranch ISR Project

The following technical and scientific description for the Moore Ranch Project area (the “Moore Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Moore Ranch Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of commercial production.

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

UEC’s mineral holdings within the Moore Ranch Project Area include three State of Wyoming uranium leases (1,280 acres), 86 unpatented lode claims on federally administered minerals (1,720 acres) and four fee (private) mineral leases (1,480 acres).  These mineral holdings comprise 4,480 acres.  All payments for all leases and claims are up to date.

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

Permit Status and Encumbrances

The Moore Ranch Project is permitted under WDEQ Permit to Mine No. 777. The project is also licensed under WDEQ RML WYSUA-1596, formerly a U.S. NRC license.   Permit to Mine No. 777 and RML WYSUA-1596 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Moore Ranch Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties.

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

Table 2.12 – Mineral Resources for the Moore Ranch Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	2,675	2,427	0.06	3,210.0
Indicated	-	-	-	-
Total M&I	2,675	2,427	0.06	3,210.0
Inferred	46	42	0.047	43.7
Total Resources	2,721	2,469	0.06	3,253.7

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.3 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the project
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Reno Creek ISR Project

The following technical and scientific description for the Reno Creek Project area (the “Reno Creek Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Reno Creek Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

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

Permit Status and Encumbrances

The Reno Project is permitted under WDEQ Permit to Mine No. 824. The project is also licensed under WDEQ RML WYSUA-1602, formerly a U.S. NRC license.   Permit to Mine No. 824 and RML WYSUA-1602 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Reno Creek Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties.

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

Table 2.14 – Mineral Resources for the Reno Creek Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	14,990	13,599	0.043	12,920.0
Indicated	16,980	15,404	0.039	13,070.0
Total M&I	31,970	29,003	0.041	25,990.0
Inferred	1,920	1,742	0.039	1,490.0
Total Resources	33,890	30,745	0.041	27,480.0

Notes:

1.	The sum of resources tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.20 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Ludeman ISR Project

The following technical and scientific description for the Ludeman Project area (the “Ludeman Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Ludeman Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of successful in situ research and development testing.

Figure 2.7 – Location of the Ludeman Project

Property Description

The Ludeman Project Area is located in Converse County, Wyoming, in the southern portion of the PRB, at latitude 42.9119 and longitude ‑105.6277 in decimal degrees.  The Ludeman Project Area covers 18,117.71 acres including all (or portions of) 31 sections of the PRB.

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

UEC’s mineral holdings in the Ludeman Project Area include four State of Wyoming uranium leases (1,440 acres), 746 unpatented lode claims on federally administered minerals (14,920 acres) and two fee (private) mineral leases (1,757.71 acres).  These mineral holdings comprise 18,117.71 acres.  All payments for all leases and claims are up to date.

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

Permit Status and Encumbrances

The Ludeman Project is permitted under WDEQ Permit to Mine No. 844. The project is also licensed under WDEQ RML WYSUA-1341, formerly a U.S. NRC license.   Permit to Mine No. 844 and RML WYSUA-1341 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Ludeman Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties.

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

Table 2.16 – Mineral Resources for the Ludeman Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	2,674	2426	0.094	5,016.9
Indicated	2,660	2660	0.088	4,696.9
Total M&I	5,334	5,086	0.091	9,713.8
Inferred	866	786	0.073	1,258.0
Total Resources	6,200	5,872	0.088	10,971.8

Notes:

1.	The sum of measured and indicated tons and pounds may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction

Allemand-Ross ISR Project

The following technical and scientific description for the Allemand-Ross Project area (the “Allemand-Ross Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Allemand-Ross Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

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

UEC’s mineral holdings in the Allemand-Ross project area include three State of Wyoming uranium leases (958.03 acres), 452 unpatented lode claims on federally administered minerals (9,040 acres) and seven fee (private) mineral leases (3,572.61 acres).  These mineral holdings comprise 13,570.64 acres.  All payments for all leases and claims are up to date.

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

Table 2.18 – Mineral Resources for the Allemand Ross Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	246	223	0.085	417.0
Indicated	32	29	0.066	42.4
Total M&I	278	252	0.083	459.4
Inferred	1,275	1,157	0.098	2,496.0
Total Resources	1,553	1,409	0.095	2,955.4

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Barge ISR Project

The following technical and scientific description for the Barge Project area (the “Barge Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Barge Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

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

Table 2.20 – Mineral Resources for the Barge Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	4,301	3,902	0.051	4,361.0
Total M&I	4,301	3,902	0.051	4,361.0
Inferred	-	-	-	-
Total Resources	4,301	3,902	0.051	4,361.0

Notes:

1.	The sum of measured and indicated tons and pounds may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Jab/West Jab ISR Project

The following technical and scientific description for the Jab/West Jab Project area (the “Jab/West Jab Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, as prepared by WWC, a qualified firm (the QP herein).  The Jab/West Jab Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

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

Table 2.22 – Mineral Resources for the Jab/West Jab Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	1,621	1,471	0.072	2,335.0
Indicated	253	230	0.077	392.0
Total M&I	1,874	1,701	0.073	2,727.0
Inferred	1,402	1,272	0.06	1,677.0
Total Resources	3,276	2,973	0.067	4,404.0

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	Measured and indicated resources occur below the static water table. The inferred resources at Jab/West Jab occur above the water table and may not be amenable to ISR.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Charlie ISR Project

The following technical and scientific description for the Charlie Project area (the “Charlie Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Charlie Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, though it is intended to be mined as part of the Christensen Ranch mine plan.

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

UEC’s mineral holdings in the Charlie project area include one State of Wyoming uranium lease (720 acres) and five unpatented lode claims on federally administered minerals.  These mineral holdings comprise 720 acres.  All payments for the lease are up to date.

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

Table 2.24 – Mineral Resources for the Charlie Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	1,255	1,139	0.123	3,100.0
Total M&I	1,255	1,139	0.123	3,100.0
Inferred	411	373	0.120	988.0
Total Resources	1,666	1,512	0.123	4,088.0

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.20 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Nine Mile Lake ISR Project

The following technical and scientific description for the Nine Mile Lake Project area (the “Nine Mile Lake Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, prepared by WWC, a qualified firm (the QP herein).  The Nine Mile Lake Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, but the area has undergone test mining for ISR mining processes.

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

Table 2.26 – Mineral Resources for the Nine Mile Lake Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	3,405	3,089	0.036	4,308.0
Total Resources	3,405	3,089	0.036	4,308.0

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Red Rim Project

The following technical and scientific description for the Red Rim Project area (the “Red Rim ISR Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, as prepared by WWC, a qualified firm (the QP herein).  The Red Rim Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

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

Table 2.28 – Mineral Resources for the Red Rim Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	337	306	0.170	1,142.0
Total M&I	337	306	0.170	1,142.0
Inferred	473	429	0.163	1,539.0
Total Resources	810	735	0.165	2,681.0

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Clarkson Hill Project

The following technical and scientific description for the Clarkson Hill Project area (the “Clarkson Hill Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 31, 2022, as prepared by WWC, a qualified firm (the QP herein).  The Clarkson Hill Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

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

Table 2.30 – Mineral Resources for the Clarkson Hill Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	957	868	0.058	1,113.0
Total Resources	957	868	0.058	1,113.0

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

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

Permitting Requirements in Texas

The Hobson CPP is fully permitted.  The Burke Hollow, Goliad and Palangana Projects are fully permitted to mine.  The Salvo Project still requires all mining permits.  Regulatory agencies include the TCEQ, the Railroad Commission of Texas (“RRC”) and the EPA.

Other potential permitting requirements, depending on the status of each project area, may include:

●

the TCEQ will require UEC to apply for and obtain a RML pursuant to Title 30 Texas Administrative Code Chapters 305 and 336.  The application must address a number of matters including, but not limited to, site characteristics (ecology, geology, topography, hydrology, meteorology, historical and cultural landmarks and archaeology), radiological and non-radiological impacts, environmental effects of accidents, decommissioning, decontamination and reclamation;

●

to produce uranium from subsurface deposits, an operator must obtain a PAA pursuant to the Texas Water Code, Chapter 27.  Underground injection activities cannot commence until the TCEQ has issued an area permit and PAA to authorize such activities.  In addition, all portions of the proposed production zone in groundwater with a total dissolved solids concentration less than 10,000 mg/L, which will be affected by mining solutions, are included within an aquifer exemption approved by TCEQ and the EPA.  The PAA application may be developed concurrently with or after the area permit application.  As additional production areas are proposed to be activated within the area permit, additional PAA applications must be submitted to the TCEQ for processing and issuance before injecting within the production area;

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

●

Texas state law does not provide any agency with the authority to regulate the use or production of groundwater unless the location lies within a water conservation district (“WCD”).  Burke Hollow and Salvo are both located in the Bee County WCD, Goliad is located in the Goliad County WCD and Palangana resides in the Duval County WCD.  Prior to initiating uranium recovery at the project, UEC will need to acquire industrial permits to withdraw groundwater from the host sandstones.  Please refer to the TRS report for the Texas Hub and Spoke Project for further details.; and

●	Class I and III injection wells are also regulated by the TCEQ. Therefore, UEC will need to acquire the appropriate permits in order to construct and operate these wells.

In terms of leases and mineral rights, UEC’s mineral rights in Texas are held through private (fee) mineral leases.  Fee mineral leases were obtained through negotiation with individual mineral owners.

Fee minerals have varying royalty rates and calculations, depending on the agreements negotiated with individual mineral owners.  In addition, surface use and access agreements may include a production royalty, depending on agreements negotiated with individual surface owners at various levels.  UEC’s average combined mineral plus surface production royalty applicable to each project are variable and based upon the selling price of U3O8.  Most of the leases have term periods of five years with a five-year renewal option.  The primary lease stipulation for ISR mining is the royalty payments as a percentage of production.  Royalties vary by lease and are confidential.  The various lease fees and royalty conditions are negotiated with individual lessors and conditions may vary from lease to lease.  No resources are reported in areas outside of the project area boundaries, which are determined by each project area’s leases.

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

Our Material Properties in Texas

Hobson CPP

The independent TRS for the Hobson CPP Project area (the “Hobson Project Area”) has been prepared for UEC, under the supervision of WWC (the QP herein”), pursuant to S‑K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment (“IA”) to support disclosure of mineral resources on projects surrounding the Hobson Project Area.  There are no resources directly associated with the Hobson Project Area.

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

The Hobson CPP consists of a resin transfer circuit for loading/unloading IX resin from tanker trucks, an elution circuit to strip uranium from the IX resin, a circuit to precipitate uranium oxide solids, a yellowcake thickener (if necessary) and a modern, zero-emission vacuum dryer.  Other facilities and equipment include an advanced laboratory with inductively coupled plasma mass spectrometry, office building, yellowcake and byproduct material storage area, chemical storage tanks and one permitted and constructed waste disposal well.  Another waste disposal well is permitted but has not been drilled because additional disposal capacity is not needed at the current time.  With an average dryer cycle time of 40 hours and a current dryer loading capacity of 8 to 10 drums, the plant appears capable of yielding up to 1.5 million pounds per year without requiring physical modifications.  An amendment to the license to increase annual capacity up to 4.0 million pounds per year was recently approved, so the Hobson CPP is now permitted for production of up to four million pounds per year of uranium concentrates (yellowcake or U3O8).  WWC personnel visited the Hobson CPP on November 2, 2021, and found it to be in a well-maintained and apparently fully operational condition, although the plant was inactive (i.e., not processing a batch of uranium-loaded resin) during the site visit.

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

All mineralization at the Hobson Project Area occurs in the Goliad Formation.  The Goliad Formation was originally classified as Pliocene in age by most sources, but the formation has been reclassified as early Pliocene to middle Miocene after recent research revealed the presence of indigenous Pliocene-aged mega-fossils occurring in upper Goliad sands, whereas the lower Goliad fluvial sands are correlative with down-dip strata containing benthic foraminifera indicating a Miocene age.  The Geology of Texas map published by the BEG in 1992 classifies the Goliad as Miocene in age.

Uranium mineralization occurs in zones that are located in fluvial channel sands of the Goliad Formation.  These deposits consist of multiple mineralized sand horizons which are separated vertically by confining beds of silt, mudstone, and clay.

The Hobson project does not have associated current reserves or resources.

Palangana Project

The independent TRS for the Palangana Project area (the “Palangana Project Area”) has been prepared for UEC, under the supervision of WWC (the QP herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Palangana Project Area.

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

Mineral rights for the Palangana Project are private (fee) mineral leases, obtained through negotiation with individual mineral owners. There are 12 fee mineral leases comprised of 6,969 acres at the Palangana Project Area. No resources are reported in areas outside of the Palangana Project Area boundary.

The Palangana Project is considered an Exploration Stage property under S-K 1300 as it has no currently defined reserves, but is a past producer and in terms of present conditions has all of the required permits and infrastructure necessary for ISR production.  It has been carried in a care and maintenance condition since cessation of uranium recovery in 2016.  The Company intends to continue the care and maintenance of the Palangana Project Area, pending restart of uranium recovery operations.

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

2009	UEC	Palangana Project Area acquired by UEC from Uranium One.	N/A	UEC acquires Palangana. SRK Consulting (UK) Limited (“SRK”) was retained by UEC in 2010 to provide an independent resource and reserve evaluation on PA-1 and PA-2 and adjacent exploration areas. SRK concluded the sandstone, roll-front deposits on the east side of the Palangana Dome contain significant resources of eU3O8. Specifically, PA-1 and PA-2 bodies are adequately delineated for the calculation of Measured and Indicated Resources. SRK developed resource estimates within distinct sand and roll-front zones utilizing detailed computer block modeling of grade and GT modeling. The results of the resource estimation are complex and presented in more detail in this report. In 2010, UEC resumed production at Palangana. Approximately 563,600 pounds were produced from 2010 to 2016 in PA-1, PA-2 and PA-3.

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

3.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
4.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
5.

Delineation drilling conducted at Palangana after 2010 was not incorporated into the resource estimate as in the experience of the QP, this type of drilling does not generally substantially change the resource estimates.

6.	All reported resources occur below the static water table.
7.	The point of reference for mineral resources is in-situ at the Project.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
9.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Burke Hollow ISR Project

The independent TRS for the Burke Hollow Project area (the “Burke Hollow Project Area”) has been prepared for UEC, under the supervision of WWC (the QP herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Burke Hollow Project Area.  There are no reserves associated with the Burke Hollow Project Area.

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

No significant encumbrances exist on the property.  The Company intends to complete the permitting of the PAA and other necessary approvals in the coming years.  To date, there have been no violations or fines levied on the property.  A surety estimate for Burke Hollow’s project restoration, reclamation and decommissioning costs have been prepared and approved by the TCEQ.  A surety bond for the current restoration, reclamation and decommissioning requirements will be in place at least 60 days prior to production.

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

Table 2.35 – Mineral Resources for the Burke Hollow Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	581	527	0.086	964
Indicated	3,329	3,020	0.083	5,191
Total M&I	3,910	3,547	0.083	6,155
Inferred	2,596	2,355	0.104	4,883
Total Resources	6,506	5,902	0.092	11,038

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.30 ft% eU3O8.
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Goliad Project

The independent TRS for the Goliad Project area (the “Goliad Project Area”) has been prepared for UEC, under the supervision of WWC (the QP herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Goliad Project Area.  There are no reserves associated with the Goliad Project Area.

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

No significant encumbrances are on the property.  The Company intends to continue permit renewals and there have been no violations or fines levied on the property.  A surety estimate for the Goliad Project’s restoration, reclamation and decommissioning has been prepared and approved by the TCEQ.  A surety bond for the current restoration, reclamation and decommissioning requirements will be in place at least 60 days prior to production.

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

Table 2.37 – Mineral Resources for the Goliad Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	1,595	1,447	0.053	2,667.9
Indicated	1,504	1,364	0.102	3,492.0
Total M&I	3,099	2,811	0.085	6,159.9
Inferred	333	302	0.195	1,224.8
Total Resources	3,432	3,113	0.103	7,384.7

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.20 ft% eU3O8.
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Salvo ISR Project

An independent TRS for the Salvo Project area (the “Salvo Project Area”) has been prepared for UEC, under the supervision of WWC (as QP herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Salvo Project Area.  There are no mineral reserves associated with this Salvo Project Area.

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

Table 2.39 – Mineral Resources for the Salvo Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated	-	-	-	-
Total M&I	-	-	-	-
Inferred	1,125	1,020	0.091	2,839.0
Total Resources	1,125	1,020	0.091	2,839.0

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
3.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.30 ft% eU3O8.
5.	All reported resources occur below the static water table.
6.	The point of reference for mineral resources is in-situ at the Project.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Arizona Properties

Arizona Conventional Uranium Activities

Uranium mining and processing work has occurred in Arizona over several historical periods, primarily from small tonnage production underground mines.  Initial historical mining in the 1950’s and early 1960’s was primarily out of the Four Corners area of Southwestern Arizona in the Salt Wash member of the Morrison Formation.  Mining was typically completed using underground access and targeted both uranium and vanadium.  A second important deposit type was the breccia pipes of the Colorado Plateau area. A compilation produced by the U.S. DOE in 1980 estimated that over 18 Mlbs. of uranium oxide was produced out of Arizona between 1948 and 1970. (Scarborough, R.B., 1981)

UEC’s projects in Arizona include the material Anderson Project and the non-material Workman Creek Project.  The uranium mineralization at both projects is hosted in flat lying sedimentary rocks.  Uranium mineralization at the Anderson Project occurs in the Date Creek Basin.  The uranium mineralization at Workman Creek occurs in the Sierra Ancha mountain range and hosted in flat-lying quartzite of the Dripping Spring Quartzite.  While UEC’s conventional projects in Arizona remain at an Exploration Stage, with sufficient price support they would become economic and would be recovered through open pit and/or underground mining methods, benefitting from the proximity to existing power and road infrastructure, and available labor from the nearby city of Phoenix.

In the Workman Creek area up to 13 mines were in operation within the Sierra Ancha region.  Between 1953 and 1960, over 21,000 tons of ore was produced with an average grade of 0.24% U3O8.  In 1954, the AEC conducted a low-level airborne radiometric survey of the Sierra Ancha region.  A large prospecting and developing rush followed the release of the results of the airborne survey.  By 1957 more than 100 uranium showings were discovered within the Dripping Spring quartzite; of these about 30 had been explored by workings or drillholes.  By 1960, all of the small mining operations in the Sierra Ancha region ceased production.

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

The permitting and licensing requirements in Arizona are similar to other states in the US.

●	all exploration and mining activities must comply with the National Environmental Policy Act; and
●	required environmental permits and licenses would include but may not be limited to:
●	Mine Land Reclamation Plan; Arizona State Mine Inspector;
●	Exploration Permit; Arizona State Land Department;
●	Plan of Operations; Bureau of Land Management;
●	Source Material License; U.S. Nuclear Regulatory Commission;
●	Water Wells and Appropriations; Arizona Department of Water Resources;
●	Dams and Impoundments; Arizona Department of Water Resources;
●	Air Quality Control Permit; Arizona Department of Environmental Quality;
●	Water and Stormwater Discharge Permits; Arizona Department of Environmental Quality;
●	Hazardous Waste; Arizona Department of Environmental Quality and EPA;
●	Solid Waste; Arizona Department of Environmental Quality;
●	Mine Safety and Health; Arizona State Mine Inspector and MSHA; and
●	County Zoning and Construction Permits.

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

Our Material Properties in Arizona

Anderson Uranium Project

A TRS was prepared for UEC on the Anderson Project area (the “Anderson Project Area”) located in Arizona.  This TRS was prepared for UEC by BRS Inc. Engineering (“BRS”) under the supervision of Douglas Beahm, PE, PG, and co-authored by Clyde Yancey, PG, then Vice President of Exploration, UEC (collectively, the QP herein).  The Anderson Project Area does not have mineral reserves and is therefore considered an exploration stage property under S-K 1300 definitions.

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

Figure 2.20 – Location of the Anderson Project

The Anderson Project Area covers 8,268 acres (12.9 square miles) and is comprised of 471 contiguous, unpatented lode mining and placer claims totaling 9,328 acres and one Arizona State land section totaling 640 acres.  It is located in western Yavapai County, approximately 75 miles northwest of Phoenix.  The northern section of the Anderson Project Area holds the open-pit resource, and the adjacent southern section holds the underground resource.

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

To maintain the mineral tenor, UEC must pay annual claim maintenance fees of $200 per claim, due on September 1 of each year.  In addition, Arizona State mineral leases are held with an exploration permit.  There is a $500 annual fee for the exploration permit, plus $1 per acre rental for the first five years.  For the first two years, there is also a minimal exploration expenditure requirement of $10 per acre per year. For years three through five, there is a $20 per acre minimum.  There are no royalties on the BLM unpatented mining claims.  Arizona State mineral leases are subject to a 5% production royalty.  The state of Arizona has an overriding severance tax of 2.5% on 50% of the net proceeds.  No other encumbrances are known.

Infrastructure and Local Resources

The Anderson Project Area is undeveloped and there are no facilities or equipment on site, except for various access and drill roads and various water wells previously constructed.  No utilities exist on or immediately adjacent to the Project area.  Various water wells exist on and near the Project that can support large-scale mining operations.

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

Table 2.40 – Mineral Resources for the Anderson Project as at the date of this Annual Report

Classification	Tons Ore (000’s)	Tonnes Ore (1000’s)	Average Sum Thickness (ft)	Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-	-
Indicated – Zone A	862	782	3.8	0.111	1,907
Indicated – Zone B	7,347	6,665	9.5	0.108	15,816
Indicated – Zone C	6,211	5,634	10.4	0.094	11,730
Indicated – Zone D	760	689	3.2	0.093	1,421
Indicated – Zone E	911	826	7.6	0.060	1,095
Indicated – Zone F	84	76	4.6	0.051	86
Total M&I	16,175	14,673	8.2	0.099	32,055
Inferred	-	-	-	-	-
Total Resources	16,175	14,673	8.2	0.099	32,055

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.10 ft% eU3O8 and metallurgical Recovery estimated at 90%.
4.	Economic factors have been applied to the estimates in consideration of reasonable prospects for economic extraction.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $65 per pound U3O8 was considered for the purposes of determining the reasonable prospect of economic extraction.

Canadian Uranium Projects

Canadian Conventional Projects

The majority of our Canadian projects are currently considered to be potential conventional open pit or underground uranium projects.  These projects are in two different geological terrains, the well-known Athabasca Basin in Saskatchewan, and the Thelon Basin in Nunavut.  We do not currently have Canadian projects that we operate at a Development stage, as all assets operated by UEC are considered to be Exploration Stage projects under S-K 1300 definitions.

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

Our Material Saskatchewan Properties

Roughrider Uranium Project

The independent TRS for the Roughrider Project area (the “Roughrider Project Area”) has been prepared for UEC, under the supervision of SRK (the QP herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment to support disclosure of mineral resources on the Roughrider Project Area.  There are no mineral reserves associated with the Roughrider Project Area.  The Roughrider Project does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

UEC
Uranium Energy Corp
MDA
105°W
104°W
104°W
58°N
58°N
Henday
Wolly Project
Roughrider Project
McClean Lake Mill
RoughRider Deposit
Waterfound Project
Eagle Point
Collins Bay
Sue
Rabbit Lake Mill
Horseshoe Deposit
Raven Deposit
Legend :
Uranium
Co - Ni Deposits
Access Road to Roughrider
Trails
Roughrider
Other UEC Athabasca Project
UEC Ownership through JCU
Athabasca Basin
Cigar Lake
Hidden Bay Project
Milliken
West Bear Project
Westebear Uranium and Co - Ni Deposit
0
7.5
15 km

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

The project is a mature Exploration Stage project, with significant historical drilling, environmental baseline work and historical economic assessment work as outlined below.  At present, UEC is completing an updated economic assessment of the project, as well as camp infrastructure rehabilitation and upgrades.  UEC intends to complete additional resource delineation work in the upcoming 2024/2025 fiscal year to further advance the project.  The current exploration camp facilities are over 10 years old but remain in good condition.  No mine infrastructure or underground development is present on the project.

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

UEC commenced a drill program in November of 2023 that continued to the end of the fiscal year.  Four holes were completed to collect metallurgical samples that would support a potential future economic study.  The remainder of the program was focused on exploration to grow U3O8 resources.

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

Mineral Resources and Reserves

The current Mineral Resources for the Roughrider project are outlined in the following table:

Table 2.41– Mineral Resources for the Roughrider Project as at the date of this Annual Report

Mining Scenario	Deposit	Classification	Tons (‘000’s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Cut & Fill	RRW	Indicated	44	40	3.38	3,000
		Inferred	12	11	3.64	800
Long Hole Open Stope	RRW	Indicated	176	160	4.62	16,200
		Inferred	75	68	6.06	9,100
	RRE	Indicated	-	-	-	-
		Inferred	256	232	4.41	22,600
	RRFE	Indicated	208	189	2.07	8,600
		Inferred	53	48	3.26	3,500
Combined RRW, RRE, and RRFE
Total		Indicated	429	389	3.25	27,800
		Inferred	396	359	4.55	36,000

Notes:

1.	Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.
2.	Mineral Resources are reported exclusive of Mineral Reserves. There are no Mineral Reserves for the Project.
3.	Mineral Resources are reported on a 100% ownership basis.
4.	Mineral resources are reported diluted within the MSO shapes based on a U3O8 price of $56 per pound of U3O8 and a metallurgical recovery of 97%. Cut and Fill and long-hole open stoping scenario cut-off grades are 0.52% U3O8 and 0.45% U3O8 respectively.
5.

The Mineral Resources were estimated by SRK, a third-party QP under the definitions defined by S-K 1300.The tonnage (presented in metric tonnes), grade (%), and contained metal (metric tonnes and imperial pounds) have been rounded to reflect the accuracy of the estimates.

Horseshoe-Raven Project

An independent TRS for the Horseshoe-Raven Project area (the “Horseshoe-Raven Project Area”) has been prepared for UEC, under the supervision of Nathan Barsi, Chris Hamel and Roger Lemaitre (the QPs herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Horseshoe-Raven Project Area.

Figure 2.23 – Location of the Horseshoe Raven Project

Property Description

The Horseshoe-Raven Project Area is in the Wollaston Lake area of Northern Saskatchewan, approximately 695 kms north of Saskatoon, southwest of Wollaston Lake.  The Horseshoe-Raven Project Area measures approximately 4,486 hectares comprising one mineral claim to which UEX, a wholly-owned subsidiary of UEC, has title.  The Horseshoe-Raven Project does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions.

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

The project is an Exploration Stage project, with significant drilling to determine the indicated resources on the property in the Horseshoe and Raven deposits.  A program to rehabilitate and upgrade the Raven Camp infrastructure was initiated in fiscal 2023 that is planned to be completed in fiscal year 2025.  The camp facilities are approximately 20 years old but with the recent exploration camp remediation work remain in good condition.  No mine infrastructure or underground development is present on the project, and the work camp on the site is temporary.  The next step for the project to advance will likely be a drill program to collect metallurgy for the Horseshoe and Raven deposits in advance of a future economic study.

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

Mineral Resources and Reserves

The current Mineral Resources for the Horseshoe-Raven deposits are outlined in the following table:

Table 2.42 – Mineral Resources for the Horseshoe-Raven Project as at the date of this Annual Report

Deposit	Classification	Tons (‘000s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Horseshoe	Indicated	5,493	4,983	0.215	23,600
Raven	Indicated	5,919	5,370	0.117	13,800

Notes:

1.	Mineral resources are not mineral reserves and have not demonstrated economic viability.
2.	There is no certainty that all or any part of the mineral resource will be converted into mineral reserves.
3.	All figures are rounded to reflect the relative accuracy of the estimates.
4.	Resources were estimated using a COG of 0.05% U3O8. COG was determined using a uranium price of $75 per pound and a metallurgical recover of 95%.
5.	Mineral resources are reported on a 100% ownership basis.

Shea Creek Project

An independent TRS for the Shea Creek Project area (the “Shea Creek Project Area”) has been prepared for UEC, under the supervision of Chris Hamel, David Alan Rhys, and James Gray (the QP herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Shea Creek Project Area.

Figure 2.24 – Location of the Shea Creek Project

Property Description

The Shea Creek Project Area comprises 18 mineral dispositions totaling 32,962 hectares (“ha”) (330 km2), which are registered to and administered by ORANO.  ORANO acts as project operator.

UEX Corporation (“UEX Corp.”; having amalgamated with UEX, UEC’s wholly-owned subsidiary now) acquired its interest in the Shea Creek Project Area through an option agreement that was signed in March 2004 (the “2004 Agreement”). Under the 2004 Agreement, UEX Corp. was granted an option to acquire a 49% interest in eight uranium projects located in the Western Athabasca Basin that included the Shea Creek Project Area, from COGEMA Resources Inc. (“COGEMA”), the predecessor to Areva, which subsequently became Orano. To acquire the initial 49% interest, UEX Corp. was required to fund CA$30 million in exploration expenditures over an 11-year period. UEX Corp. fulfilled the option terms of the 2004 Agreement well ahead of the maximum 11-year period by December 31, 2007. Under the terms of the 2004 Agreement, UEX Corp. granted Areva (now Orano) a royalty in an amount equal to US$0.212 per pound of future uranium in concentrate produced from the Anne and Colette deposits to a maximum total royalty of $10.0 million.

In April 2013, AREVA granted UEX Corp. an option to increase UEX Corp’s interest in the nine Western Athabasca Projects (the “Projects”), which include the Shea Creek Project Area, to 49.9% through the expenditure by UEX Corp. of an aggregate of CA$18.0 million on exploration drilling intended to advance the four known Shea Creek deposits (the “2013 Agreement”).  This 2013 Agreement expired on December 31, 2018, with exploration expenditures of CA$1,949,275 attributed to the option that earned UEX Corp. the additional equity above the 2004 Agreement to attain a 49.0975% equity interest in the Shea Creek Project Area.

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

Table 2.43 – Mineral Resources for the Shea Creek Project as at the date of this Annual Report

Deposit	Classification	Tons (000’s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)
Collette	Indicated	360	327	0.787	2,786
	Inferred	542	492	0.717	3,814
58B	Indicated	156	142	0.773	1,188
	Inferred	89	81	0.510	445
Kianna	Indicated	1,132	1,027	1.535	17,058
	Inferred	603	547	1.390	8,235
Anne	Indicated	617	560	2.002	12,144
	Inferred	148	134	0.883	1,282
TOTAL	Indicated	2,266	2,056	1.491	33,175
	Inferred	1,382	1,254	1.015	13,775

Notes:

1.	Mineral resources are not mineral reserves and have not demonstrated economic viability.
2.	There is no certainty that all or any part of the mineral resource will be converted into mineral reserves.
3.	Figures are rounded to reflect the relative accuracy of the estimates.
4.	Resources were estimated using a cut-off grade of 0.30% U3O8, a $50 uranium price and a metallurgical recovery of 95%.
5.	UEC's share of mineral resources is calculated based on UEC's 49.0975% equity in the project.

South American Uranium Properties

Paraguay ISR Properties

Below is a map showing the location for the Company’s uranium projects in Paraguay.

Figure 2.25 – Uranium Project Locations in Paraguay

Our Material Paraguay ISR Properties

Yuty ISR Project

An independent TRS for the Yuty Project area (the “Yuty Project Area”) has been prepared for UEC, under the supervision of BRS (the QP herein), pursuant to S-K 1300.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Yuty Project Area.  There are no mineral reserves associated with this Yuty Project Area.  The Yuty Project is an exploration stage phase project.

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

The Yuty Project Area was explored extensively by Anschutz Corporation (“Anschutz”) of Denver, Colorado, in the late 1970s and early 1980s.  Cue controlled the Yuty Project Area prior to acquisition by UEC and conducted exploration and verification drilling projects circa 2007 through 2011.  UEC possesses the original drill data, from which a drill hole database has been developed and verified.  Samples from Anschutz were not preserved, however, core samples from areas in the possession of UEC and have been reviewed by the TRS QP.  Within the Yuty Project Area, drill data from 543 drill holes, including hole location and radiometric equivalent data in 0.1 m downhole increments, were available for the preparation of the TRS.

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

Table 2.43 – Mineral Resources for the Yuty Project as at the date of this Annual Report

Category	Tons Ore (000’s)	Tonnes Ore (1000’s)	Weighted Average Grade (% eU3O8)	Pounds eU3O8 (000’s)
Measured	-	-	-	-
Indicated – Massive Sand Unit	7,233	6,562	0.048	6,969
Indicated – Fine-Grained and Wavy Sand Units	1,842	1,671	0.054	1,994
Total M&I	9,074	8,232	0.049	8,962
Inferred – Massive Sand Unit	1690	1533	0.045	1,528
Inferred – Fine Grained and Wavy Sand Units	1043	946	0.032	675
Total Resources	2,733	2,479	0.040	2,203

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	Resources estimated using a 0.02% eU3O8 grade cutoff and a 0.1 ft% GT cutoff.
4.	Mineral resources are estimated using a long-term uranium price of $65 per pound and a metallurgical recovery of 70%.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

On or about March 9, 2011, the TCEQ granted our Company’s applications for a Class III Injection Well Permit, Permit Area Authorization and Aquifer Exemption (“AE”) for our Goliad Project.  On or about December 4, 2012, the EPA concurred with the TCEQ issuance of the AE permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, our Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by our Company to intervene in this matter was granted.  The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by our Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs.  The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court.  On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  We and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days.  In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, our Company conducted a joint groundwater survey of the site, the result of which reaffirmed our previously filed groundwater direction studies.  On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development.  On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule.  In that Status Report the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit.

A Class I renewal application for the Goliad Project disposal wells was received by the TCEQ on January 23, 2020 and declared administratively complete on April 27, 2020.  The application went through technical review and, on September 13, 2022, the executive director of the TCEQ made a decision that the permit application met the requirements of the law.  On or around October 4, 2022, petitioners in Goliad County requested a hearing and reconsideration on the renewal permits.  The TCEQ considered the requests on December 14, 2022, during its open meeting, and denied the petitioner’s request for reconsideration but granted its request for hearing.  The TCEQ referred the application to the State Office of Administrative Hearing (“SOAH”) to discuss three issues: (i) whether the permit application adequately characterizes the geology and identified and assessed faults in the vicinity of the proposed injections wells; (ii) whether the draft permit provides for adequate monitoring of migration of injected fluids in the vicinity of the proposed injection wells: and (iii) whether the location and design of the injection wells and pre-injection facilities are adequate.  Closing statements were submitted by all parties to the SOAH Administrative Law Judges (“ALJs”) on February 5, 2024.  On April 10, 2024, the ALJs made a recommendation to remand the matter to the executive director of the TCEQ for further examination, stating the Company failed to meet its burden of proof.  The executive director, via Executive Director’s Exceptions to the Proposal for Decision (“PFD”), respectfully disagreed with the recommendation presented in the PFD to remand the application to the executive director for further consideration.  The executive director commented that the ALJ’s PFD improperly broaden the scope of the refereed contested case hearing; misapplied the application requirements in commission rule for providing geoscientific information; mischaracterized the position of the executive director; and prematurely imposed monitoring or corrective action requirements before the subject injection wells were drilled, constructed and tested.  The TCEQ reissued the permits on August 28, 2024. Unless a Motion for Rehearing (“MFR”) is timely filed with the chief clerk, this action of the TCEQ will become final.  A MFR must be received by the chief clerk’s office no later than the 25th day after the date that the commission’s order on this application is signed. We continue to believe that the pending appeal is without merit and we are continuing as planned towards uranium extraction at our fully-permitted Goliad Project.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.  During the fiscal year ended July 31, 2024, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

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

The last reported closing price for our shares on the NYSE American on September 26, 2024 was $6.37 per share.  As of September 26, 2024, we had 251 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock.  We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2024, we had one equity compensation plan, our 2024 Stock Incentive Plan (the “2024 Plan”).  Our 2024 Plan was ratified by our shareholders on July 16, 2024 and thereby superseded and replaced our then 2023 Stock Incentive Plan (the “2023 Plan”); having been ratified by our shareholders on July 20, 2023; with all stock-based compensation awards granted in accordance with our 2023 Plan and each of our preceding stock incentive plans being continued under our 2024 Plan (and the 2024 Plan, the 2023 Plan and all preceding stock incentive plans being, collectively, our “Stock Incentive Plan” herein).

The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2024:

	Number of	Weighted	Number of
	Securities to be	Average Exercise	Securities
	Issued Upon	Price	Remaining Available
	Exercise of	of Outstanding	for Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants and	Compensation Plans
	and Rights (1)	Rights (2)	(excluding column
Plan Category	(a)	(b)	(a))
Equity Compensation Plans Approved by Security Holders (the 2024 Plan) (3)	7,782,882	$2.66	19,715,606
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total	7,782,882	$2.66	19,715,606

Notes:

(1)	This figure represents: (i) 5,103,339 outstanding stock options having a weighted average exercise price of $2.66 and a weighted average remaining term of 7.32 years; (ii) 1,167,680 shares of our common stock underlying restricted stock units (the “RSUs”); and (iii) 1,511,863 shares of our common stock underlying performance based restricted stock units (the “PRSUs”). Shares of our common stock underlying PRSUs are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, depending on the achievement of performance criteria.
(2)	This price applies only to the stock options included in column (a) and is not applicable to the RSUs or PRSUs included in column (a).
(3)	Under our Stock Incentive Plan, stock-based awards are granted from a pool of available shares, with: (i) every share issuable pursuant to the exercise of a stock option or SAR counting as one share of our common stock; and (ii) every share underlying restricted stock, a RSU, a PRSU or other right or benefit under our Stock Incentive Plan counting as two shares of our common stock under and from our Stock Incentive Plan.

Securities Authorized For Issuance Under Compensation Plans

2024 Stock Incentive Plan

On May 24, 2024, our Board of Directors authorized and approved the adoption of the Company’s 2024 Plan, under which an aggregate of 29,755,663 of our shares may be issued, subject to adjustment as described in the 2024 Plan, and which, at that time, consisted of: (i) 6,970,941 shares issuable pursuant to awards previously granted that were outstanding under our 2023 Plan; (ii) 16,784,722 shares remaining available for issuance under the 2023 Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2024 Plan.  On July 16, 2024, our shareholders approved the adoption of our 2024 Plan.  The 2024 Plan supersedes and replaces our most recent and prior equity compensation plan, being the 2023 Plan.

The purpose of our Stock Incentive Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

Our Stock Incentive Plan is administered by our Compensation Committee (therein our “Administrator”) which shall determine, among other things: (i) the persons to be granted awards under the Stock Incentive Plan (each an “Award” to an “Eligible Participant”); (ii) the number of shares or amount of other Awards to be granted; and (iii) the terms and conditions of the Awards granted. We may issue shares, options, stock appreciation rights, RSUs, PRSUs, deferred stock units and dividend equivalent rights, among others, under our Stock Incentive Plan.

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

As of September 26, 2024, there were stock options outstanding under our Stock Incentive Plan exercisable for an aggregate of 5,089,314 shares of our common stock.

Common Stock Purchase Warrants

As of September 26, 2024, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 181,818 shares of our common stock.

Recent Issuances of Unregistered Securities

All of our issuances of unregistered securities during our fiscal year ended July 31, 2024 were previously disclosed in our Quarterly Reports on Form 10-Q for our first, second and third quarters of our fiscal year ended July 31, 2024, and in our Current Reports on Form 8-K as filed periodically with the SEC.  During our fourth quarter ended July 31, 2024, we issued the following securities that were not registered under the Securities Act:

●

on May 14, 2024, we issued 39,393 shares of common stock pursuant to the exercise of warrants at a price of CA$3.22 per share.  We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares;

●	on June 13, 2024, we issued 1,552 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares;

●	on June 14, 2024, we issued 814,965 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares; and

●	on June 18, 2024, we issued an aggregate of 282,887 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share. We relied on the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2020, through to July 31, 2024, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Black Stone Minerals, L.P., Cameco Corporation, Comstock Resources, Inc., Denison Mines Corp., Energy Fuels Inc., Filo Corp., Fission Uranium Corp., Gulfport Energy Corporation, Magnolia Oil & Gas Corporation, NexGen Energy Ltd., NGEx Minerals Ltd., Northern Oil and Gas, Inc. and Vital Energy, Inc. (collectively, the “Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Centrus Energy Corp., Coeur Mining, Inc., Comstock Resources, Inc., Denison Mines Corp., enCore Energy Corp., Energy Fuels Inc., Filo Corp., Fission Uranium Corp., Gulfport Energy Corporation, K92 Mining Inc., NexGen Energy Ltd., Northern Oil and Gas, Inc., Osisko Mining Inc., Seabridge Gold Inc. and Torex Gold Resources Inc. (collectively, the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index.  The change in Peer Group was made to address changes in the external market and to better reflect our Company’s business.

Item 6. Selected Financial Data

(Expressed in thousands of U.S. dollars, except per share amounts)

The following tables provide selected financial data for each of the past five fiscal years, and should be read in conjunction with, and are qualified in their entirety by, reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, and our consolidated financial statements and related notes for the fiscal year ended July 31, 2024, as presented under Item 8. Financial Statements and Supplementary Data.  These historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated Balance Sheets

	July 31, 2024	July 31, 2023	July 31, 2022	July 31, 2021	July 31, 2020
Cash and cash equivalents	$87,533	$45,614	$32,536	$44,313	$5,149
Working capital	206,022	43,011	93,693	61,776	4,552
Total assets	889,828	737,589	354,247	169,541	91,390
Long-term obligations	-	-	18,304	4,276	24,390
Total liabilities	111,715	105,762	27,338	18,086	26,973
Stockholders' equity	778,113	631,827	326,909	151,455	64,417

 Consolidated Statements of Operations

	Year Ended July 31,
	2024	2023	2022	2021	2020
Sales and service revenue	$224	$164,389	$23,161	$-	$-
Income (loss) from operations	(56,402)	8,867	(22,710)	(17,512)	(14,334)
Net income (loss)	(29,221)	(3,307)	5,252	(14,813)	(14,610)
Basic income (loss) per share	(0.07)	(0.01)	0.02	(0.07)	(0.08)
Diluted income (loss) per share	(0.07)	(0.01)	0.02	(0.07)	(0.08)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-K filing for the fiscal year ended July 31, 2024, including the consolidated financial statements and related notes contained herein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document.  Refer to “Cautionary Note Regarding Forward-looking Statements” and Item 1A. Risk Factors herein.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2024, 2023 and 2022 and our financial condition as at July 31, 2024 and 2023, with a particular emphasis on Fiscal 2024, our most recently completed fiscal year.

Business

We have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.

During the fourth quarter of Fiscal 2024, we revised the financial information which our Chief Executive Officer, who is our chief operating decision maker ("CODM"), uses to evaluate performance and allocate resources. As a result, the Company’s reportable segments have been changed from one reportable segment to the following:

●	Mining segments
o	Wyoming
o	Texas
o	Saskatchewan
o	Others
●	Corporate and admin segment

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We have two ISR Mines which utilize ISR mining to extract U3O8, or yellowcake.  We have two uranium processing facilities located in the vicinity of our ISR Mines, which process material from our ISR Mines into drums of U3O8 for shipping to a third-party storage and sales facility.  At July 31, 2024, we had no uranium supply or off-take agreements in place.

On January 16, 2024, we announced restarting uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. The first extraction is expected prior to the end of our next quarter and will be funded with existing cash on the Company's balance sheet.

Uranium recovered from the Christensen Ranch Mine ISR Project will be processed at our Irigaray CPP. The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine, Reno Creek, Moore Ranch and Ludeman Projects. An application to increase the licensed capacity of the Irigaray CPP from the 2.5 million pounds of U3O8 per year to 4.0 million pounds of U3O8 per year was submitted to the WDEQ in November 2023; and approval is expected later in 2024. During August of 2024 we commenced the process for uranium extraction which is being funded with existing cash on the Company’s balance sheet.

To enable a faster extraction restart, extensive preparations at the Christensen Ranch Mine wellfields and satellite processing plant were completed in 2023.  This included the reinstallation of equipment, re-attachment of piping and a variety of electrical testing, repairs and upgrades to the existing facilities. Since that time, additional work has progressed, including the hiring of additional operational personnel, preparation of a detailed wellfield startup plan, final preparations for plant and wellfield operations and the installation of cased wells in two new wellfield header houses in Mine Unit 10 (Modules 10-7 and 10-8).

In Texas, our fully-licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining.  We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of 2.0 million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

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

Key Issues

With the completion of the U1A Acquisition in December 2021, we expanded our footprint in Wyoming with our Wyoming hub-and-spoke operations. The acquisition of UEX in August 2022, and the acquisition of Roughrider Mineral Holdings Inc. in October 2022, further expanded our footprint in Canada and, in particular, the Athabasca Basin in Saskatchewan. In the meantime, we continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration and pre-extraction activities and acquire additional uranium projects.  Historically, we have been reliant primarily on equity financings from the sale of our common stock in order to fund our operation.  For the years ended July 31, 2023 and 2022, we have also relied on cash flows generated from the sales of our purchased uranium inventories under our Physical Uranium Program to fund our operations, which resulted in total of $57.0 million in gross profits.  However, we did not sell any of our purchased uranium during Fiscal 2024. We have yet to achieve consistent profitability or develop consistent positive cash flow from operations.  Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or additional joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.  Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

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

The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines, of any future satellite ISR mines, such as our Burke Hollow, Goliad, Ludeman, Antelope and Charlie Projects, and of our recently acquired traditional uranium mines in Athabasca Basin, in Saskatchewan, Canada, has many risks and uncertainties.  These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.  Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

As at July 31, 2024, we had no uranium supply or off-take agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

The table below provides the high/low/average/close for the uranium spot price for each of our last five fiscal years as obtained from UxC:

Fiscal Year Ended	High	Low	Average	Close
July 31, 2024	$107.00	$56.50	$83.06	$85.50
July 31, 2023	57.75	47.75	51.27	56.25
July 31, 2022	63.75	30.50	46.56	48.50
July 31, 2021	32.75	27.31	30.38	32.40
July 31, 2020	34.19	23.88	27.66	32.35

Historically, the uranium spot price has been difficult to predict and subject to significant volatility and will continue to be affected by numerous factors beyond our control.

Results of Operations

During Fiscal 2024, we recorded sales and service revenue of $224 and realized gross profit of $37.  For Fiscal 2023, we recorded sales and service revenue of $164,389 and realized gross profit of $49,670.  For Fiscal 2022, we recorded sales and service revenue of $23,161 and realized gross profit of $7,293.

We recorded a net loss of $29,221 ($0.07 per share) for Fiscal 2024 and $3,307 ($0.01 per share) for Fiscal 2023, respectively, while we recorded a net income of $5,252 ($0.02 per share) for Fiscal 2022.  Income (loss) from operations during Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $(56,402), $8,867 and $(22,710), respectively.

While we remain in a state of operational readiness, uranium extraction expenditures incurred at our ISR Mines, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

We established our physical uranium program to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs in Fiscal 2021.  As of July 31, 2024, we have 700,000 pounds of uranium inventory purchase commitments outstanding for a total purchase price of $26,740. Various deliveries are scheduled to occur from Fiscal 2025 into Fiscal 2026 at a weighted average price of $38.20 per pound of uranium.

During Fiscal 2024, as part of our Physical Uranium Program, we purchased 1,295,000 pounds of uranium concentrates with a total cost of $69.6 million.  As of July 31, 2024, the carrying value of our uranium inventories was $75,440 (July 31, 2023: $5,801).

Sales and Service Revenue

During Fiscal 2024, we recorded sales of $Nil from the sale of uranium concentrate inventory, which decreased by $163,950 and $22,946 compared to Fiscal 2023 and Fiscal 2022, respectively.  In addition, we recorded revenue from toll processing services of $224 in Fiscal 2024, which was generated from processing uranium resins according to a toll processing agreement resulting from the U1A Acquisition, compared to $439 in Fiscal 2023 and $215 in Fiscal 2022.  As a result, we realized gross profit of $37, representing a gross profit margin of 16.5% in Fiscal 2024, compared to $49,670 in Fiscal 2023 and $7,293 in Fiscal 2022.

The table below provides a breakdown of sales and service revenue and cost of sales and services:

	Year Ended July 31,
	2024	2023	2022
Sales of purchased uranium inventory	$-	$163,950	$22,946
Revenue from toll processing services	224	439	215
Total sales and service revenue	$224	$164,389	$23,161

Cost of purchased uranium inventory	$-	$(114,353)	$(15,689)
Cost of toll processing services	(187)	(366)	(179)
Total cost of sales and services	$(187)	$(114,719)	$(15,868)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures consisted of expenditures relating to permitting, property maintenance, exploration and pre-extraction activities and all other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures during the past three fiscal years:

	Year Ended July 31,
	2024	2023	2022
Permitting and compliance	$1,895	$396	$676
Property maintenance	3,986	3,608	2,635
Exploration	14,669	9,308	2,582
Development	6,650	1,749	1,995
Production readiness	5,183	3,559	2,266
Total	$32,383	$18,620	$10,154

During Fiscal 2024, the exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Roughrider Project: $6,317 (Fiscal 2023: $1,287, Fiscal 2022: $nil);

●	Buke Hollow Project: $5,230 (Fiscal 2023: $3,107, Fiscal 2022: $1,105); and

●	Christensen Ranch Mine: $1,060 (Fiscal 2023: $470, Fiscal 2022: $nil).

During Fiscal 2024, the production readiness expenditures were primarily spent on the following projects:

●	Palangana Mine: $1,269 (Fiscal 2023: $905, Fiscal 2022: $505); and

●	Christensen Ranch Mine: $2,900 (Fiscal 2023: $1,799, Fiscal 2022: $225).

During Fiscal 2024, the property maintenance expenditures were primarily spent on the following projects:

●	Buke Hollow Project: $681 (Fiscal 2023: $703, Fiscal 2022: $313);

●	Reno Creek Project: $585 (Fiscal 2023: $391, Fiscal 2022: $409);

●	Christensen Ranch Mine: $364 (Fiscal 2023: $323, Fiscal 2022: $109);

●	Ludeman Project: $353 (Fiscal 2023: $328, Fiscal 2022: $122); and

●	Allemand Ross Project: $405 (Fiscal 2023: $372, Fiscal 2022: $139).

General and Administrative

During Fiscal 2024, general and administrative (“G&A”) expenses totaled $21,873, compared to $20,064 in Fiscal 2023 and $15,026 in Fiscal 2022.  G&A expenses were comprised of the following:

	Year Ended July 31,
	2024	2023	2022
Salaries and management fees	$7,705	$5,168	$4,281
Office, investor relations, communication, insurance and travel	5,807	6,801	4,501
Foreign exchange (gain) loss	(151)	71	317
Professional fees	3,340	2,609	1,387
Sub-total	16,701	14,649	10,486
Stock-based compensation	5,172	5,415	4,540
Total general and administrative expenses	$21,873	$20,064	$15,026

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

●

during Fiscal 2024, salaries and management fees totaled $7,705, compared to $5,168 in Fiscal 2023, which was primarily the result of hiring additional general and administrative personnel to support the Company's expansion and a corporate-wide salary increase.  During Fiscal 2023, salaries, wages and management fees totaled $5,168, compared to $4,281 during Fiscal 2022.  The increase in salaries and managements fee in Fiscal 2023 from Fiscal 2022 was primarily due to the corporate-wide salary increase and the acquisition of UEX.

●

during Fiscal 2024, office, investor relations, communications, insurance and travel expenses totaled $5,807, compared to $6,801 during Fiscal 2023, which was primarily the result of decreases in corporate development, investor relations and travel expenses.  During Fiscal 2023, office, filing and listing fees, insurance, corporate development, investor relations and travel expenses totaled $6,801, compared to $4,501 during Fiscal 2022, which was primarily the result of increases in expenses due to the inclusion of our Wyoming and Canadian projects.

●

during Fiscal 2024, professional fees totaled $3,340, compared to $2,609 in Fiscal 2023.  During Fiscal 2023, professional fees totaled $2,609, compared to $1,387 in Fiscal 2022. Professional fees are comprised primarily of legal services related to transactional activities, regulatory compliance and for audit, accounting and tax compliance services.  The overall increasing trend in professional fees is due to the growth in our business activities and the expansion of our operations; and

●

During Fiscal 2024 stock-based compensation expense totaled $5,172, compared to $5,415 during Fiscal 2023 and $4,540 during Fiscal 2022.  Stock-based compensation includes the amortization of fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company under our Stock Incentive Plan. The stock-based compensation varies from year to year primarily as a result of changes in the amount of compensation shares and stock award expenses which were amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Acquisition-related Costs

During Fiscal 2023, the acquisition-related costs of UEX and the Roughrider Project were capitalized in our consolidated balance sheets as both the UEX and Roughrider Project acquisitions were accounted for as asset acquisitions under US GAAP. During Fiscal 2022, we incurred acquisition-related costs of $3,444 in our statement of operations in connection with the U1A Acquisition, as it was accounted for as a business combination.

Depreciation, Amortization and Accretion

During Fiscal 2024, depreciation, amortization and accretion totaled $2,183, which increased by $176 compared to $2,007 during Fiscal 2023.  During Fiscal 2023, depreciation, amortization and accretion totaled $2,007, which increased by $628 compared to $1,379 during Fiscal 2022, primarily due to a full-year depreciation of our plant and equipment acquired from the U1A Acquisition compared to seven months of depreciation in Fiscal 2022.  Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

Interest and finance costs were comprised of the following:

	Year Ended July 31,
	2024	2023	2022
Interest paid on long-term debt	$-	$-	$409
Amortization of debt discount	-	-	525
Surety bond premium	772	760	539
Other	55	45	46
Total	$827	$805	$1,519

During Fiscal 2024, surety bond premium was $772 compared to $760 during Fiscal 2023 and $539 during Fiscal 2022.  The surety bond premiums resulted from the surety bonds assumed as a result of the U1A Acquisition.  During Fiscal 2023, the decrease in interest on long-term debt and amortization of debt discount resulted from the decrease in the outstanding principal amount of our long-term debt to $Nil as at January 31, 2022.

Income from Equity-Accounted Investment

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, income from the equity-accounted investment comprised of the following:

	Year Ended July 31,
	2024	2023	2022
Share of income (loss)	$592	$(1,648)	$153
Gain on dilution of ownership interest	425	654	3,973
Total	$1,017	$(994)	$4,126

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we recorded a gain on dilution of ownership interest in Uranium Royalty Corp. (“URC”) of $425, $654 and $3,973, respectively, as a result of URC issuing more shares from its equity financings, which decreased our ownership interest in URC to 14.8% at July 31, 2024, from 14.9% at July 31, 2023 and from 15.5% at July 31, 2022.

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we recorded a share of URC’s income of $2,032, $414 and $153, respectively.  During Fiscal 2024 and Fiscal 2023, we also recorded a share of JCU’s loss of $1,440 and $2,062, respectively, since the acquisition of UEX which owns 50% of JCU.

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

On June 7, 2022, we closed the Anfield Debt Settlement whereby we received $9,171 in cash and the Anfield Units, being comprised of 96,272,918 Anfield Common Shares with a fair value of $7,702 and 96,272,918 Anfield Warrants with a fair value of $3,249.

Consequently, we reversed the entire expected credit loss on the debt receivable and recognized a recovery on debt receivable of $18,342 on our consolidated statements of operations and comprehensive income in Fiscal 2022.  The fair value of the cash and the Anfield Units totaled $20,122, which exceeded the amounts of $18,342 previously written off at the date of U1A Acquisition by $1,780, resulting in a gain on settlement of the Anfield Debt receivable on our consolidated statements of operations and comprehensive income.

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

Fair value gain (loss) on Equity Securities

As at July 31, 2024, our investments in certain equity securities are re-evaluated using the market values at period end, which resulted in fair value gain totaling $27,506 compared to fair value losses of $13,083 in Fiscal 2023 and $1,351 in Fiscal 2022.  Refer to Note 19: Fair Value Gain (Loss) on Equity Securities of the Consolidated Financial Statements for the year ended July 31, 2024 contained herein.

Liquidity and Capital Resources

	July 31, 2024	July 31, 2023
Cash and cash equivalents	$87,533	$45,614
Current assets	235,244	55,205
Current liabilities	29,222	12,194
Working capital	206,022	43,011

During Fiscal 2024, we received net proceeds of $176,708 from equity financing and from exercises of stock options and share purchase warrants.  As at July 31, 2024, we had a working capital of $206,022. The increase in accounts payable and accrued liabilities from July 31, 2023 to July 31, 2024 is primarily attributable to the purchase of uranium inventory amounting to $8.9 million at the end of Fiscal 2024, which had no impact on the working capital as at July 31, 2024.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  Although we recorded net income in Fiscal 2022, we recorded net losses in Fiscal 2024 and all prior years, and we had an accumulated deficit balance of $318,901 as at July 31, 2024.  During Fiscal 2024, net cash used in operating activities totaled $106,487.  Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations.  We have yet to achieve consistent profitability or develop consistent positive cash flow from operations.  In recent years, we also rely on cash flows generated from the sales of our purchased uranium concentrates to fund our operations.  Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control and including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

We hold mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, with annual land-related payments totaling $3.8 million to maintain these rights in good standing.

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

On May 14, 2021, we entered into an at-the-market offering agreement (the “2021 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “ATM Managers”) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us.

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively with the May 2021 ATM Offering, the “2021 ATM Offering”).

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

On November 16, 2022, we entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with the ATM Managers as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the ATM Managers selected by us.

During Fiscal 2022, we issued 47,507,536 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $167,588. The total issuance costs were $3,833, which includes compensation of $3,774 paid to the ATM Managers.

During Fiscal 2023, we issued 15,171,253 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $59,816. The total issuance costs were $1,396, which includes compensation of $1,346 paid to the ATM Managers.

During Fiscal 2024, we issued 26,375,699 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $171,738. The total issuance costs were $3,864, all of which were related to compensation paid to the ATM Managers.

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

Pursuant to the terms of the Third Amended and Restated Credit Agreement, during Fiscal 2022, we issued 161,594 shares with a fair value of $600.

During Fiscal 2022, we made payment of $10,000 to the remaining Lender, which decreased the principal balance outstanding to $Nil, and the Credit Facility was terminated as at July 31, 2022.

Operating Activities

During Fiscal 2024, we recorded net cash used in operating activities of $106,487.  The negative cash flow was primarily driven by the purchase of uranium concentrates of $69,626 and operating expenditures such as mineral property expenditures and G&A expenses.  During Fiscal 2023, we recorded net cash provided by operating activities of $72,573. The positive cash flow was primarily driven by the gross profit of $49,670, a decrease in our inventory balance of $60,363 and was partially offset by operating expenditures such as mineral property expenditures and G&A expenses.  During Fiscal 2022, net cash used in operating activities totaled $52,987, of which $37,206 was for purchases of uranium concentrates.

Financing Activities

During Fiscal 2024, net cash provided from financing activities totaled $173,076, primarily from net cash of $176,708 from our ATM Offerings and the exercises of stock options and share purchase warrants, offset by payments of $3,632 for tax withholding amounts related to the issuance of options, RSU and PRSU shares.

During Fiscal 2023, net cash provided from financing activities totaled $65,417, primarily from net cash of $66,527 from our ATM Offerings and the exercises of stock options and share purchase warrants, offset by payments of $1,044 for tax withholding amounts related to the issuance of RSU and PRSU shares.

During Fiscal 2022, net cash provided from financing activities totaled $157,266, primarily from net cash of $163,755 from the 2021 ATM Offerings and $4,259 from the exercises of stock options and share purchase warrants, offset by the payments of $557 for tax withholding amounts related to the issuance of RSU and PRSU shares, the principal payment of $10,000 to our remaining lender under our then Credit Facility and $191 for a promissory note.

Investing Activities

During Fiscal 2024, net cash used for investing activities totaled $24,641, comprised of cash used for investment in equity securities of $12,115, the purchase of an additional interest in URC of $9,238, capital contributions to JCU of $2,876, cash used for investment in mineral rights and properties of $1,441 and cash used for the purchase of property, plant and equipment of $1,987, offset by cash proceeds of $3,008 from the sale of equity securities and $8 from the disposition of assets.

During Fiscal 2023, net cash used for investing activities totaled $124,780, comprised of net cash used for the acquisition of the Roughrider Project of $82,117, cash used for investment in equity securities of $47,192, capital contributions to JCU of $1,415, cash used for investment in mineral rights and properties of $101 and cash used for the purchase of property, plant and equipment of $555, offset by cash received as a result of the acquisition of UEX of $1,984 and $26 from the disposition of assets.

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

Stock Options and Warrants

As at July 31, 2024, the Company had 5,103,339 stock options outstanding at a weighted-average exercise price of 2.66 per share, and 1,265,319 share purchase warrants outstanding at a weighted-average exercise price of $3.42 per share.  As at July 31, 2024, the Company had 5,053,196 in-the-money stock options outstanding at a weighted-average exercise price of $2.62 per share and 1,265,319 in-the-money share purchase warrants outstanding at a weighted-average exercise price of $3.42 per share.  As at July 31, 2024, outstanding in-the-money stock options and share purchase warrants represented a total of 6,318,515 shares issuable for gross proceeds of approximately $17.6 million should the stock options and the share purchase warrants be exercised in full.  The exercise of these stock options and share purchase warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of these stock options or share purchase warrants will be exercised in the future.

Plan of Operations

We restarted extracting uranium at Christensen Ranch Mine in August 2024 and expect first shipment of yellowcake in November or December 2024. We will hire additional personnel for future wellfield development and expand extraction at the Christensen Ranch Mine in Fiscal 2025. Our Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures, and to remain in a state of operational readiness.  In addition, we will continue the drilling program at our Burke Hollow and Roughrider Projects, as well as carry out additional exploration activities as required on our remaining project portfolio.

Material Contractual Obligations and Commitments

As at July 31, 2024, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$29,029	$2,953	$4,998	$4,308	$16,770
Operating Lease Obligations	2,600	424	772	520	884
Uranium Inventory Purchase Obligations	26,740	23,120	3,620	-	-
Total	$58,369	$26,497	$9,390	$4,828	$17,654

As at July 31, 2024, we were renting or leasing office premises in Texas, Arizona and Wyoming, U.S., Vancouver, British Columbia, Canada, and Paraguay for total monthly payments of $44.  Office lease agreements for the U.S. and Canada expire between July 2026 and November 2029.

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

We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines.  However, we have not established proven or probable reserves for any of the uranium projects we operate, including our ISR Mines.  Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.  As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain in the Exploration Stage and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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

Business Combination and Asset Acquisition

When an acquisition does not meet the definition of a business combination, as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition.  In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.  Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability.

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

Impairment of Long-lived Assets

Long-lived assets including mineral rights and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.  Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test.  Circumstances which could trigger an impairment test include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices and material adverse changes relating to the Company’s legal rights to its mineral rights and properties; (iii) significant increase in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; (iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.  Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets.  When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

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

Subsequent Events

Acquisition of Wyoming project

On September 20, 2024, the Company, through its wholly-owned subsidiary, UEC Sweetwater Corp., a Delaware corporation (the “Buyer”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Rio Tinto America Inc., a Delaware corporation (the “Seller”), pursuant to which the Company through the Buyer will acquire from the Seller all of the issued and outstanding shares of capital stock (the “Shares”) of (i) Kennecott Uranium Company, a Delaware corporation (“KUC”), which is a joint venture participant of, and owns a 50% ownership interest in, the Green Mountain Mining Venture, an unincorporated Wyoming contractual joint venture (“GMMV”), and (ii) Wyoming Coal Resources Company, a Delaware corporation (“WCRC”), which is a joint participant of, and owns a 50% ownership interest in GMMV (collectively, the “Acquisition”). KUC, WCRC and GMMV, collectively, own or hold the assets, rights and obligations comprised of: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming owned by KUC, WCRC and GMMV, and related facilities and impoundments; (ii) the Jackpot and Big Eagle properties located in Wyoming; (iii) the mineral and real property interests which are owned or leased by KUC, WCRC or GMMV, subject to the permitted encumbrances, including patented and unpatented mining and millsite claims, leaseholds, and material easements and rights-of-way of record; and (iv) the other rights and interests in uranium mineralization located in Fremont and Sweetwater Counties, Wyoming owned or held by any of KUC, WCRC or GMMV (collectively, the “Project”).

The consideration for the Acquisition payable at closing of the Stock Purchase Agreement is $175 million in cash, subject to customary working capital adjustments as provided for in the Stock Purchase Agreement, with closing expected to occur in the fourth quarter of calendar year 2024.

Upon completion of the Acquisition, the Company will arrange to replace approximately $25 million in surety bonds securing future reclamation costs relating to the Project. In addition, from and after the completion of the Acquisition the Company and the Buyer shall continue to indemnify the Seller from most of the liabilities associated with the Project.

The closing of the Acquisition is subject to certain conditions customary for an Acquisition of this nature, including that the Wyoming Nuclear Regulator shall have preliminarily approved the application for the transfer of a Radioactive Materials License to the Buyer, and the same shall not have been stayed or enjoined.

The foregoing description of the Stock Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Stock Purchase Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 23, 2024.

Other subsequent events

Subsequent to July 31, 2024,

●	we received gross proceeds of approximately $55 million from the sale of certain of our investment in equity securities as at September 26, 2024;
●	we sold 110,000 pounds of physical uranium inventory for gross proceeds of $9,062;
●	1,043,172 share purchase warrants were exercised and proceeds of $3,387 were received; and
●	we entered into an agreement to sell 100,000 pounds of our physical uranium inventory at a price of $80.25 per pound and with a settlement date on or about October 18, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes, but is not limited to, equity price risk, uranium price risk, foreign currency risk and country risk..

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

In addition, we have investment in equity securities, which are common shares and warrants of publicly listed companies. Movements in the price of these equity securities have been volatile in the past and may continue to be volatile in the future.  With all other variables held constant, the Company's loss before income taxes would decrease or increase by $7,526 if the price of these equity securities increase or decrease by 10%.

Uranium Price Risk

We are subject to market risk related to the market price of uranium.  As at July 31, 2024, we had no uranium supply or off-take agreements in place.  Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows.  We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2024, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm (PCAOB ID 271);
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Income (Loss);
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023
Sales and service revenue	$-	$-	$116	$108
Gross profit	-	-	19	18
Net income (loss)	(15,115)	(19,677)	2,250	3,321
Total comprehensive income (loss)	(16,169)	(25,527)	9,982	(7,728)
Basic and diluted income (loss) per share	(0.04)	(0.05)	0.01	0.01
Total assets	889,828	878,268	878,878	798,129

	For the Quarters Ended
	July 31, 2023	April 30, 2023	January 31, 2023	October 31, 2022
Sales and service revenue	$38,949	$20,217	$47,931	$57,292
Gross profit	15,023	6,219	14,570	13,858
Net income (loss)	517	(10,960)	10,892	(3,756)
Total comprehensive income (loss)	6,835	(14,549)	15,509	(14,524)
Basic and diluted income (loss) per share	0.00	(0.03)	0.03	(0.01)
Total assets	737,589	722,148	733,315	695,487

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

As at July 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that, as of July 31, 2024, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During our fourth quarter ended July 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective ages as of September 26, 2024 are as follows:

Name	Age	Position with the Company
Amir Adnani	46	President, Chief Executive Officer, Principal Executive Officer and a director
Spencer Abraham	72	Chairman (non-executive) and a director
David Kong	78	A director
Vincent Della Volpe	82	A director
Gloria Ballesta	49	A director
Trecia Canty	55	A director
Pat Obara	68	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Scott Melbye	62	Executive Vice President
Brent Berg	53	Senior Vice President, U.S. Operations

The following describes the business experience of each of our directors, including other directorships held in reporting companies.

Amir Adnani. Amir Adnani is a founder of Uranium Energy Corp. and has served as President, Chief Executive Officer and a director since January 2005. Under his leadership, the Company has developed into the largest diversified North American focused uranium company with low-cost, environmentally friendly ISR uranium projects in the U.S. and high-grade conventional projects in Canada.  In the U.S., UEC controls the largest portfolio of fully permitted ISR projects, anchored by two operational processing plants in Wyoming and Texas. In Canada, UEC controls one of the largest portfolios of exploration and development holdings in the prolific Athabasca basin, including the world-class, 100% owned Roughrider Project.

Mr. Adnani has given a variety of presentations at prominent industry conferences organized by the International Atomic Energy Agency, World Nuclear Fuel Market and the Milken Institute. He is a frequent contributor to the business media, including CNBC, The Wall Street Journal, Bloomberg and Fox Business News.

Fortune magazine distinguished Mr. Adnani on their “40 Under 40, Ones to Watch” list of North American executives. He was selected as one of “Mining’s Future Leaders” by Mining Journal, a UK-based global industry publication. He was also a nominee for Ernst & Young’s “Entrepreneur of the Year” distinction.

Mr. Adnani is the founder and Co-Chairman of GoldMining Inc., a publicly listed gold acquisition and development company, and is the Chairman of Uranium Royalty Corp., the first and only publicly listed royalty company in the uranium sector. Mr. Adnani is also a founder of Gold Royalty Corp., a publicly listed gold royalty company where he served as a director from November 2020 to March 2023.

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

Mr. Abraham has served as a director of Two Harbors Investment Corp. (NYSE: TWO) since May 2014, as a director of PBF Energy Inc. (NYSE: PBF) since October 2012 and as a director of NRG Energy, Inc. (NYSE: NRG) since December 2012. Mr. Abraham served as a director of GenOn Energy, Inc. from January to December 2012, when it was acquired by NRG Energy, Inc. Previously, Mr. Abraham served as a director of Occidental Petroleum Corporation (NYSE: OXY) from 2005 to May 2020, as the U.S. Chairman of Areva Inc., the North American subsidiary of Areva, and on the boards of several other public and private companies.

Mr. Abraham holds a Juris Doctor degree from Harvard Law School and is an alumnus of Michigan State University.

David Kong. David Kong has served on our Board of Directors since January 2011 and served as our lead independent director from June 2016 to May 2024. Mr. Kong serves as Chairperson of our Audit Committee and is a member of our Compensation Committee, our Corporate Governance and Nominating Committee and our Sustainability Committee. Mr. Kong has also served as a director of GoldMining Inc., a public company listed on the Toronto Stock Exchange (the “TSX”) and the NYSE American, since October 2010, as a director of Silvercorp Metals Inc., a public company listed on the TSX and the NYSE American, from November 2011 to September 2023, and as a director of New Pacific Metals Corp., a public company listed on the TSX and the NYSE American, from November 2010 to December 2022.

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

Vincent Della Volpe. Vincent Della Volpe has served on our Board of Directors since July 2007 and also serves as Chairperson of our Compensation Committee and is a member of our Audit Committee and our Corporate Governance and Nominating Committee. Mr. Della Volpe has served as a professional money manager for over 35 years, including as a senior portfolio manager of pension funds for Honeywell Corporation and as Senior Vice President of the YMCA Retirement fund in New York. Throughout his career, Mr. Della Volpe has particularly focused on the management of energy and utility equity portfolios, and he also has experience managing venture capital investments. Mr. Della Volpe holds a Bachelor of Arts in Accounting and an MBA in finance, both from Seton Hall University.

Gloria Ballesta. Gloria Ballesta has served on our Board of Directors since July 2018 and also serves as Chairperson of our Corporate Governance and Nominating Committee and is a member of our Audit Committee, our Compensation Committee and our Sustainability Committee. Ms. Ballesta has served as the Chief Executive Officer of Camglo Management SAS, a private company providing software security solutions, since December 2023, and serves as a director of GoldMining Inc., a public company listed on the TSX and the NYSE American, since August 2010. Ms. Ballesta served as the Chief Executive Officer of Content Mode SAS, a contact center based in Colombia, from January 2016 to December 2023. Ms. Ballesta has experience managing administrative and compliance procedures for spin-offs, take-overs and financings of various public companies. Ms. Ballesta holds an LLB (Hons.) from the CEU Cardenal Herrera University in Spain and a Master’s degree in Marketing and Business Management from ESIC School of Business in Spain.

Trecia Canty. Trecia Canty has served on our Board of Directors since March 2023 and also serves as Chairperson of our Sustainability Committee. Ms. Canty has over 25 years of experience in finance, strategic transactions, corporate governance, compliance, enterprise risk and ESG and has extensive energy industry experience, including exploration and production, public utilities, pipelines and related businesses in the United States and Canada. Since 2015, Ms. Canty has served as the Senior Vice President, General Counsel and Corporate Secretary and a member of the Executive Committee of PBF Energy Inc. (NYSE: PBF), a Fortune 200 company that is one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. Ms. Canty is a graduate of Dartmouth College and received a Master’s degree in Public Affairs from Princeton University’s School of International and Public Affairs and a Juris Doctor from Columbia University’s School of Law.

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

Scott Melbye.  Scott Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 41-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of energy to meet the world’s ever-expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. Mr. Melbye currently serves as the Chief Executive Officer, President and a director of Uranium Royalty Corp., a public company listed on the TSX and the Nasdaq Capital Market. Previously, Mr. Melbye served as the Vice President, Commercial at Uranium Participation Corporation (now Sprott Physical Uranium Trust) from 2014 to 2018, and concurrently served as an advisor, to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it related to marketing and sales strategy. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded that company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the Chief Executive Officer during the time that Uranium One was publicly traded on the TSX.

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

Mr. Melbye is currently the President of the Uranium Producers of America (“UPA”). The UPA is the domestic mining organization that advocates for U.S. Government policies supportive of national energy, and security and interests of a strong and competitive American uranium industry. He is also a past Chair of the Board of Governors of the World Nuclear Fuel Market. Mr. Melbye is a frequent speaker at nuclear industry conferences and has participated in numerous high-level, United States and Canadian trade missions to markets such as Central Europe, China, India, United Arab Emirates and Mexico. Mr. Melbye has provided expert testimony before the U.S. House Oversight Committee on DOE inventory dispositions, and the U.S. Senate Energy and Natural Resources Committee on regaining American nuclear leadership and foreign critical minerals dependency. In addition, he testified before the U.S. International Trade Commission on uranium imports from Kazakhstan following the dissolution of the Soviet Union. Mr. Melbye received a Bachelor of Science in Business Administration with degree specialization in International Business from Arizona State University in 1984.

Brent Berg. Brent Berg has served as our Senior Vice President, U.S. Operations since March 2024. Mr. Berg is a highly qualified mining and mineral processing professional with over 27 years of experience in the minerals industry, including more than 21 years in uranium production in the U.S. and Canada. Mr. Berg is the former President of Cameco Resources, where he led Cameco’s U.S. uranium ISR operations in Wyoming and Nebraska. This experience included management and oversight of Cameco’s ISR facilities and the successful start-up and operation of its North Butte satellite ISR operation in Wyoming. Under his management, U.S. production reached over 2.6 million pounds prior to Cameco curtailing production due to market conditions. Mr. Berg also has extensive open pit and underground mining experience, including Cameco’s Key Lake, McArthur River and Rabbit Lake operations.

Most recently, Mr. Berg was the President and Chief Executive Officer of Rare Element Resources Ltd., where he was responsible for overall day-to-day management and operation of that company, including its strategic, financial and operational leadership. Mr. Berg is a Professional Engineer with a B.A.Sc. in Regional Environmental Systems Engineering from the University of Regina and an MBA from the University of Regina. In 2023, Mr. Berg completed a Master of Legal Studies, Magna Cum Laude, from the University of Arizona, with a focus on mining law and policy.

Director Qualifications and Experience

The following summarizes the relevant experiences, qualifications, attributes and skills that our director nominees bring to the Board of Directors that are important to our business.

Mining Industry Experience

Directors who have experience serving on mining company boards, in senior leadership roles at mining companies and/or technical expertise in one or more of the following areas: production, mine operations, mine development, exploration, project development and mergers and acquisitions; bring an understanding of our business and oversight of strategy.

Senior Leadership Experience

Directors who have experience serving in senior leadership roles at large/complex organizations bring strong abilities to motivate others, to identify and develop leadership qualities in others, to achieve strategic priorities and to create long-term value.

Public Company Board Experience

Directors who have experience serving on other public company boards bring knowledge of the operation of the board and relationships between the board, the chief executive officer and other senior management, insights on key issues, agenda setting, risk oversight, corporate governance, executive compensation and operational and compliance-related matters.

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

Accounting and Financial Reporting Experience

Directors who have past professional experience in finance or accounting and a requisite professional certification in accounting or experience serving as a chief executive officer, chief financial officer or as another senior officer with financial oversight responsibilities or experience serving on other public company audit committees, bring an understanding of financial oversight responsibilities required to oversee the Company’s financial reporting and internal control functions.

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

Code of Conduct

We have adopted a Code of Conduct for Directors, Officers and Employees (the “Code”) that applies to all directors and officers. The Code describes the legal, ethical and regulatory standards that must be followed by the directors, officers and employees of the Company and sets forth high standards of business conduct applicable to each director, officer and employee. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

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

Corporate Governance and Nominating Committee

Our Board of Directors has established a Corporate Governance and Nominating Committee that operates under a written charter approved by the Board of Directors. The Corporate Governance and Nominating Committee is comprised of Gloria Ballesta, Vincent Della Volpe and David Kong. Ms. Ballesta is the Chairperson of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE American.

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

Director Time Commitments Policy

We have adopted a Director Time Commitments Policy (the “Director Time Commitments Policy”). The Director Time Commitments Policy provides that the Company’s non-executive Chairman and lead independent director shall be limited to serving on four public company boards, including the Company’s Board of Directors (excluding private companies and other non-public companies). The Company’s Corporate Governance and Nominating Committee evaluates on at least an annual basis the outside director time commitments of the Company’s non-executive Chairman and lead independent director, as applicable. Our Director Time Commitments Policy can be viewed on our website at www.uraniumenergy.com.

Sustainability Committee

Our Sustainability Committee is comprised of Trecia Canty, David Kong and Gloria Ballesta. Our Board of Directors has determined that each member of the Sustainability Committee meets the independence standards of the NYSE American. Ms. Canty is the Chairperson of the Sustainability Committee.

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

As at the date of this Annual Report, the members of our Board of Directors identify as 50% racially diverse, 50% white, 17% asian, 17% hispanic, 17% black, 67% ethnically diverse and 33% female. Our executive officers identify as 50% ethnically diverse and 0% female. The Board of Directors believes that diversity will increase the effectiveness of the Board of Directors and the long-term performance of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2024 within two business days as required by the SEC.

Board Leadership Structure and Role in Risk Oversight

Amir Adnani serves as our President and Chief Executive Officer and Spencer Abraham serves as our independent Chairman (non-executive). Our Board of Directors takes an active role in risk oversight of the Company. Our executive officers report any significant risks that come to their attention to our Board of Directors. Our Audit Committee reviews significant financial and enterprise risks and reports them to our Board of Directors as well.

Insider Trading Arrangements and Policies

On November 20, 2023, the Board of Directors adopted an updated Insider Trading, Reporting and Blackout Policy (the “Insider Trading, Reporting and Blackout Policy”), which governs the purchase, sale and/or other dispositions of securities by directors, officers and employees of the Company and its subsidiary companies that are designed to promote compliance with insider trading laws and rules and regulations as part of the Company’s commitment to ethical and lawful business conduct. A copy of the Insider Trading, Reporting and Blackout Policy is attached as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

●	review and approve the Company’s compensation guidelines and structure;

●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	review and approve on an annual basis the evaluation process and compensation structure for the Company’s other officers, including base compensation, bonus, incentive and equity compensation; and

●	periodically review and make recommendations to the Board of Directors regarding the compensation of non-executive directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to the Board of Directors for approval all compensation policies and compensation programs for the executive team.

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2024 the Compensation Committee once again retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to the Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance. GGA is retained to continually review the compensation levels for the Company’s executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations on the Company’s overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2024 included:

●	compensation philosophy validation;

●	peer group review;

●	executive compensation review and recommendations for our Chief Executive Officer, Chief Financial Officer, Executive Vice President and Senior Vice President, U.S. Operations;

●	review and design of the annual non-equity incentive plan;

●	non-executive director compensation review; and

●	review of compensation discussion and analysis in the Company’s proxy statement.

Fees paid for GGA’s services for our last two fiscal years were $70,461 and $44,398 for Fiscal 2023 and Fiscal 2024, respectively.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

	What We Do ✓		What We Do NOT Do ×
✓	DO align annual incentive pay and performance by linking annual incentive compensation to the achievement of performance goals tied to Company strategic objectives.	×	NO guaranteed cash incentives, equity compensation or salary increases for executives except in limited scenarios in connection with their hiring.

✓	DO align long-term incentive pay and performance by linking a portion of long-term compensation to the achievement of relative and absolute TSR goals.	×	NO full single trigger acceleration of annual equity awards granted to executives.

✓	DO cap payouts for annual incentive awards.	×	NO executive retirement plans for any of our executives.

✓	DO maintain rigorous stock ownership guidelines (3x base compensation for the CEO and 1x base compensation for other executive officers).	×	NO compensation or incentives that encourage unnecessary or excessive risk taking.

✓	DO maintain a clawback policy with respect to cash and equity incentive compensation.	×	NO tax gross ups.

✓	DO conduct annual compensation review and approval of our compensation philosophy and strategy.	×	NO pledging of any of our securities by directors, executive officers or other employees.

✓	DO appoint a Compensation Committee comprised entirely of independent directors.	×	NO hedging or derivative transactions by directors, executive officers or other employees involving our securities.

✓	DO use an independent compensation consultant engaged by our Compensation Committee.	×	NO perquisites for executives.

✓	DO have a majority of executive compensation at risk based on corporate performance.

In Fiscal 2024, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and non-executive director total compensation plans.

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

In order to accomplish our goals and to ensure that the Company’s executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

●	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and

●	to reward each executive based on individual and corporate performance and to incentivize such executives to drive the Company’s current growth and sustainability objectives.

The following key principles guide the Company’s overall compensation philosophy:

●	compensation is designed to align executives to the critical business issues facing the Company;

●	compensation should be fair and reasonable to stockholders and be set with reference to the local market and similar positions of comparable companies;

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

Benchmarking Compensation and Peer Groups

In Fiscal 2024 the Compensation Committee commissioned a Peer Group review from GGA as part of a competitive compensation market update review of executive and director compensation in order to stay abreast of changes in the external market and to ensure that the Company continued to benchmark compensation with appropriate market comparators. In addition to external market trends, the Compensation Committee considered the complexity of the Company and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, revised the Peer Group from the prior year to address changes in the external market and to better reflect our Company’s business. The Peer Group remained relatively consistent with the prior year and included uranium and precious metals mining and oil and gas companies, publicly traded on major Canadian and American exchanges, of similar size to the Company (0.25 to four times), primarily from a market capitalization perspective, but also considering other factors such as total assets. The Company’s market capitalization was positioned slightly below the median of the Peer Group at the time of the GGA Recommendations. The Peer Group was used by the Compensation Committee to establish the compensation levels for the Company’s executive officers and its Board of Directors.

In Fiscal 2024, with the GGA Recommendations, the Company’s compensation philosophy aimed to align both our executive officers’ and Board of Directors’ compensation around the median of the Peer Group. At the time of the Peer Group review, the Company was positioned at the 46th percentile on a market capitalization basis, and at the 37th percentile on a total assets basis compared with the Peer Group.

In Fiscal 2024 the following companies were removed from or added to the Peer Group:

Removed from the Peer Group	Added to the Peer Group
Centrus Energy Corp.	Black Stone Minerals, L.P.
Coeur Mining, Inc.	Cameco Corporation
enCore Energy Corp.	Magnolia Oil & Gas Corporation
K92 Mining Inc.	NGEx Minerals Ltd.
Osisko Mining Inc.	Vital Energy, Inc.
Seabridge Gold Inc.
Torex Gold Resources Inc.

The peers removed from the Peer Group were linked to either the Company outgrowing on a size basis, or from an operations perspective tied to being less relevant to the Company’s operations. The peers added to the Peer Group were approved on the merit of industry/sector relevance where the Company is directly competing for talent, operations and size. Overall, adjustments made for the Peer Group were completed to address the Company’s operational and overall year over year total asset growth. When examining peer alternatives, a balanced approach that examined shareholder and other uranium mining company peer groups was used to ensure that the Peer Group aligned within market norms.

In Fiscal 2024 the Peer Group was comprised of the following companies:

Peer Group
Black Stone Minerals, L.P.	Filo Corp.	NGEx Minerals Ltd.
Cameco Corporation	Fission Uranium Corp.	Northern Oil and Gas, Inc.
Comstock Resources, Inc.	Gulfport Energy Corporation	Vital Energy, Inc.
Denison Mines Corp.	Magnolia Oil & Gas Corporation
Energy Fuels Inc.	NexGen Energy Ltd.

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

Short-Term Incentive Awards

The Company’s short-term incentive plan (the “STIP”) is a variable component of compensation and has the objective of motivating the executive officers to achieve corporate objectives over a one-year period and to provide a means to reward the achievement of corporate milestones and fulfillment of the Company’s annual business plan. The STIP provides an opportunity for an annual cash payout based on performance relative to the achievement of corporate performance goals and metrics. The STIP has a maximum payout opportunity, which is 200% of each executive officer’s target STIP.

The Compensation Committee establishes STIP performance goals, metrics, weightings and targets in the first quarter of each fiscal year. Each of our executive officers has a target STIP set as a percentage of their base compensation (each, a “Target Award”), with payouts based on a performance multiplier dependent on corporate performance. The performance multiplier and payouts achieved can range between 0% and 200% of each Target Award. No payout is awarded if the Compensation Committee deems that the Company failed to achieve performance goals. To determine Target Awards our Compensation Committee considers the breadth, scope and complexity of each executive officer’s role, internal equity and whether the executive officer's incentive compensation is competitive relative to similarly situated executives at companies in our Peer Group.

The following sets forth the formula for payment of STIP awards.

The following sets forth the Target Awards expressed as a percentage of base compensation along with the corresponding corporate performance weightings for Fiscal 2024 for the Company’s executive officers, other than Mr. Berg. Mr. Berg joined the Company on March 21, 2024 and did not participate in the STIP.

		Fiscal 2024 Target Award
Executive Officer	Base Compensation	% of Base Compensation	Target Award	Corporate Performance Weighting
Amir Adnani President and Chief Executive Officer	$575,000	100%	$575,000	100%
Pat Obara Secretary, Treasurer and Chief Financial Officer	$200,000	70%	$140,000	100%
Scott Melbye Executive Vice President	$290,000	70%	$203,000	100%

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

In the first quarter of Fiscal 2024, the Compensation Committee selected performance goals and metrics within a performance scorecard. At the end of Fiscal 2024, the Compensation Committee evaluated the performance achieved relative to the performance goals and metrics and assigned each of the executive officers an award at 200% of target. The Compensation Committee and the Board of Directors exercised discretion to set the payouts awarded to Messrs. Obara and Melbye to 180% and 140% of target, respectively, to factor the respective executive responsibilities and contributions at UEC throughout Fiscal 2024.

The following sets forth the performance scorecard for Fiscal 2024.

		Performance Levels
Performance Metrics	Weight	Threshold (50% of Target Award)	Target (100% of Target Award)	Breakthrough (200% of Target Award)	Result	Payout
		Operational Objectives 1. Wyoming - Approval of extraction restart 2. Texas - Increase resource estimates at Burke Hollow 3. Saskatchewan - Complete drilling program			Operational Objectives:
Operational Objectives	30%	One of three objectives	Two of three objectives	Three of three objectives	Three of three objectives completed	Breakthrough
		Strengthen the balance sheet to support growth initiatives with at least $50 million of liquid assets comprised of cash and the fair value of physical uranium and equity holdings			Balance Sheet:
Balance Sheet	50%	$50 million	$60 million	$70 million	Exceeded $70 million	Breakthrough
		Rating improvement average across ISS, Sustainalytics and MSCI			ESG Rating
ESG Rating Improvement	10%	Maintain ratings	Overall improvement	Letter grade/category improvement	Improvement: Letter grade/category improvement	Breakthrough
		Promote high performing safe environments with no recordable injuries among full-time employees
Total Recordable Injury and Illness Incidence Rate	10%	Rate below 4.8	Rate below 3.2	Rate below 1.6 and no fatalities	Rate: Zero	Breakthrough

The following sets forth the STIP awards paid to our executive officers for Fiscal 2024.

		Fiscal 2024 Target Award		Corporate	Fiscal 2024
Executive Officer	Base Compensation	% of Base Compensation	Target Award	Performance Result	STIP Payout	% of Target
Amir Adnani President and Chief Executive Officer	$575,000	100%	$575,000	100% x 200%	$1,150,000	200%
Pat Obara Secretary, Treasurer and Chief Financial Officer	$200,000	70%	$140,000	100% x 200%	$252,000	180%
Scott Melbye Executive Vice President	$290,000	70%	$203,000	100% x 200%	$284,200	140%

Performance Goals and Metrics

The Compensation Committee selected the following performance goals and metrics within the Company’s performance scorecard on the belief that these performance goals and metrics were aligned with our corporate strategy and could be impacted by our executive officers. In Fiscal 2024, the payout opportunities for threshold, target and breakthrough performance levels were set at 50%, 100% and 200% of each Target Award, respectively, with interpolation between performance levels.

Operational Objectives: The Compensation Committee selected this metric based on the belief that achieving operational objectives will advance the Company’s ability to restart uranium extraction at our Christensen Ranch Mine in Wyoming and will support additional extraction capacity. This metric was weighted at 30%. This metric required the Company to: (i) approve extraction restart our Christensen Ranch Mine in Wyoming; (ii) increase resource estimates at our Burke Hollow Project in Texas; and (iii) complete a drilling program at our Roughrider Project in Saskatchewan. The target level of performance required the Company to achieve any two of three operational objectives, the threshold level of performance required the Company to achieve any one operational objective and the breakthrough level of performance required the Company to achieve all of the three operational objectives. The result was performance at 200%. As of July 31, 2024, the Company had achieved all of its operational objectives.

Balance Sheet: The Compensation Committee selected this metric based on the belief that strengthening the Company’s balance sheet with at least $50 million of liquid assets comprised of cash and the fair value of physical uranium and equity holdings is important to support the Company’s growth initiatives. This metric was weighted at 50%. $60 million of liquid assets represented the target level of performance, $50 million of liquid assets represented the threshold level of performance and $70 million of liquid assets represented the breakthrough level of performance. The result was performance at 200%. As of July 31, 2024, the Company had liquid assets of approximately $329.5 million.

ESG Rating Improvement: The Compensation Committee selected this metric to support the Company’s commitment to integrate sustainability into our core business operations and to create value for our stockholders by aligning sustainability with business growth. This metric required the Company to achieve a rating average improvement across Institutional Shareholder Services, Inc. (“ISS”), Sustainalytics and MSCI Inc. (“MSCI”). This metric was weighted 10%. The target level of performance required the Company to achieve an overall improvement in ESG ratings, the threshold level of performance required the Company to maintain existing ratings and the breakthrough level of performance required the Company to achieve a letter grade/category improvement in ESG ratings. The result was performance at 200%. As of July 31, 2024, the Company had achieved a letter grade/category improvement average in ESG ratings published by ISS and Sustainalytics and was awaiting a re-rate with MSCI.

Total Recordable Injury and Illness Incidence Rate: The Compensation Committee selected this metric based on the belief that the total recordable injury and illness incidence rate (“IIR”) is critical to the Company’s overall approach to promoting high performing safe environments. The Company’s IIR is calculated by multiplying the total number of OSHA recordable injuries and illnesses at our operations by 200,000 and dividing that result by the total number of hours worked by all employees at our operations. In this formula, 200,000 represents the number of hours that would be worked by 100 employees working 40 hours per week, 50 weeks per year, and provides the standard base for calculating incidence rates for a year pursuant to OSHA guidance. This metric was weighted 10%. An IIR below 3.2 represented the target level of performance, an IIR below 4.8 represented the threshold level of performance and an IIR below 1.6 and no work-related fatalities represented the breakthrough level of performance. The result was performance at 200%. The Company achieved an IIR of zero for Fiscal 2024, having no work-related fatalities, recordable injuries or illnesses among full-time employees at our operations.

Review of Executive Officer Performance

New for Fiscal 2024, the Compensation Committee adjusted the performance scorecard to be solely calculated on corporate performance. Regardless of the scorecard being formulaic, the Compensation Committee retained the practice of reviewing our executive officer’s performance and contribution towards our corporate results. The purpose of the executive officer performance evaluation is to support leadership and development feedback.

In Fiscal 2024 the following milestones were attained by the Company as a result of the success of the executives meeting their performance goals:

●

we completed the acquisition of a portfolio of exploration-stage projects in the high-grade Eastern Athabasca Basin of Saskatchewan, Canada, located within close proximity to our Roughrider Project, on August 4, 2023, including the Milliken, 60% owned Henday and 50% owned Carswell Projects;

●	we completed and filed a TRS report in accordance with S-K 1300 disclosing mineral resources and an economic assessment for our Alto Paraná titanium Project in Paraguay on November 13, 2023;

●

we announced our plans to restart uranium extraction in August 2024 at our Christensen Ranch Mine in Wyoming. The recovered uranium will be processed at our Irigaray CPP with a current licensed capacity of 2.5 million pounds U3O8 per year. Our Irigaray CPP is the hub central to four fully permitted ISR projects in the Powder River Basin of Wyoming, including our Christensen Ranch Mine;

●	we made significant progress in advancing our sustainability program and published our sustainability report for Fiscal 2023;

●	we completed an initial drilling campaign at our Roughrider Project in the high-grade Eastern Athabasca Basin of Saskatchewan, Canada;

●

we completed and filed a TRS report in accordance with S-K 1300 in June 2024, increasing measured and indicated resources for our Burke Hollow Project in Texas from 2,324,000 lbs of U3O8 to 6,155,000 lbs of U3O8 and reporting inferred resources of 4,883,000 lbs of U3O8;

●	we increased resource estimates at our Burke Hollow Project in Texas; and

●

we achieved an upward trend in ESG ratings across various rating agencies including a leading uranium sector sustainability ranking with Morningstar Sustainalytics of 23.8 as at September 2, 2024 which placed the Company as the leading uranium mining company and in the top 5th percentile of the Diversified Metals and Mining subindustry.

Subsequent to Fiscal 2024:

●	we completed the successful restart of uranium extraction at our Christensen Ranch Mine in Wyoming.

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

In each of Fiscals 2022, 2023 and 2024 performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs are measured based on the Company’s three-year total stockholder return relative to the Global X Uranium ETF. The PRSUs cliff vest and settle based on the achievement of the performance criteria at the end of 36 months. The number of PRSUs that may vest at the end of 36 months is contingent on the level of performance achieved and ranges from 0% to 200% of the PRSU target number of units. Regardless of the relative TSR performance of the Company versus the Global X Uranium ETF TSR, if the Company’s absolute share price is negative between the grant date and the 36th month share price, the maximum number of PRSUs that can vest is capped at 100%.

The following table summarizes the vesting schedule for outstanding PRSUs.

Measurement Period	Performance Criteria	Company TSR vs. ETF TSR	Performance Multiplier if Absolute Company TSR is Positive over the Measurement Period	Performance Multiplier if Absolute Company TSR is Negative over the Measurement Period
Grant date to end	Three-Year Relative Total	Greater than -2,500 bps	0%	0%
of 36-month	Stockholder Return against	-2,500 bps	50%	50%
period	Global X Uranium ETF	0 bps	100%	100%
		2,500 bps	200%	100%

In Fiscal 2024 the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Company’s Peer Group and determined that PRSUs and RSUs were the most appropriate form of long-term equity incentive to grant in Fiscal 2024 due to market practice. The long-term equity incentive plan awards awarded to our executive officers in Fiscal 2024 are more particularly described below in the “Grants of Plan Based Awards” table.

The following table summarizes the pay mix for our executive officers and illustrates the percentage of fixed versus at-risk pay for Fiscal 2024:

Name and Principal Position	Base Compensation Cash	Non-Equity Incentive Plan & Cash Bonus (STIP)	Stock Awards (LTIP) (1)	At-Risk Pay (STIP & LTIP)
Amir Adnani, President and Chief Executive Officer	11%	21%	68%	89%
Pat Obara, Secretary, Treasurer and Chief Financial Officer	22%	25%	53%	78%
Scott Melbye, Executive Vice President	26%	25%	49%	74%
Brent Berg, Senior Vice President, U.S. Operations	40%	21%(2)	39%	60%

Notes:

(1)	These amounts represent RSUs and PRSUs.
(2)	This amount represents a one-time sign-on bonus paid to Mr. Berg.

Other Non-Cash Compensation

The Company provides standard health benefits to its executive officers, including medical, dental and disability insurance.

The Company’s other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Executive Compensation

Amir Adnani, President and Chief Executive Officer

During Fiscal 2024, Amir Adnani, through a services agreement with Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control, was retained to provide certain services to the Company, and his direct and indirect compensation as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise to the Company.

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

Pat Obara, Secretary, Treasurer and Chief Financial Officer

We appointed Pat Obara as our Secretary, Treasurer and Chief Financial Officer of the Company effective on October 29, 2015. Mr. Obara served as our Chief Financial Officer from August 2006 to January 2011 and as our Vice President Administration from January 2011 to October 2015. Mr. Obara is retained according to an employment arrangement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below in the “Summary Compensation Table”. The Company’s compensation policy for Mr. Obara is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Mr. Obara’s expertise to the Company.

Brent Berg, Senior Vice President, U.S. Operations

Brent Berg is retained according to an executive services agreement with our Company, and his compensation for serving as an executive officer of the Company is disclosed below under “Executive Services Agreements”. The Company’s compensation policy for Mr. Berg is based on comparisons of other companies’ remunerations made to their Senior Vice Presidents and the value of Mr. Berg’s expertise to the Company.

Retirement, Resignation or Termination Plans

Company executive officers with contracts for services have notice requirements which permit pay in lieu of notice.

Each of the Company’s executive services arrangements with Messrs. Melbye, Obara and Berg and Adnani Corp. contemplates the case of termination due to various provisions whereby the named executive officers will receive termination payments, as described below under “Executive Services Agreements”.

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

Clawback Policy

On November 20, 2023, the Board of Directors adopted a Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”), with an effective date of November 20, 2023, in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act (“Rule 10D-1”) and Section 811 of the NYSE American Company Guide (collectively, the “Final Clawback Rules”). The Board has designated the Compensation Committee of the Board as the administrator of the Clawback Policy.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers, as defined in Rule 10D-1 (“Covered Officers”), of the Company in the event that the Company is required to prepare an accounting restatement in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

We have filed our Clawback Policy as Exhibit 97.1 to this Annual Report on Form 10-K.

Timing of Stock Awards and Disclosure of Material Nonpublic Information

The Company does not follow a predetermined scheduled for granting stock-based compensation. Typically, the Board of Directors and the Compensation Committee consider granting stock-based compensation on an annual basis in the last quarter of each fiscal year or for new hires around the hire date and outside of the filing of the Company’s Annual Report on Form 10-K and announcement of the financial results for that fiscal year end. The granting of Awards under the Company’s Stock Incentive Plan is contingent on the Company’s performance.

The Board of Directors and the Compensation Committee review and approve these Awards. They ensure that material nonpublic information (“MNPI”) is taken into account when determining the timing and terms of the Awards and, if MNPI is present, the Award will be deferred until such information has been publicly disclosed.

The Company does not time the disclosure of MNPI to influence the value of executive compensation. All material information is disclosed promptly in accordance with SEC rules and regulations and the Company’s internal policies.

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

Stock Ownership Guidelines

We adopted Stock Ownership Guidelines for our executive officers to further align the interests of our executive officers and stockholders (the “Stock Ownership Guidelines”). The Stock Ownership Guidelines provide that each executive officer should attain a specified level of ownership of shares of the Company’s common stock equal to a multiple of their base compensation within five years of the executive officer’s first appointment to their role. The stock ownership requirement is three times (3x) base compensation for our President and Chief Executive Officer and one times (1x) base compensation for our other executive officers. Our Stock Ownership Guidelines are available on the Company’s website at www.uraniumenergy.com. The following table sets forth the total stock ownership and value thereof for each of our executive officers as of September 26, 2024.

Executive Officer	Total Stock Ownership	Total Value of Stock Owned (1)	Stock Ownership Requirement	Meets Stock Ownership Requirement
Amir Adnani President and Chief Executive Officer	5,222,667	$26,153,550	$1,980,000	Yes
Pat Obara Secretary, Treasurer and Chief Financial Officer	853,217	$4,272,655	$230,000	Yes
Scott Melbye Executive Vice President	988,031	$4,947,763	$335,000	Yes
Brent Berg Senior Vice President, U.S. Operations	3,045	$15,248	$320,000	(2)

Notes:

(1)	The total value of stock owned is based on the $5.0077 average closing price of our common stock for the 56 days preceding September 26, 2024.
(2)	Mr. Berg was appointed as an executive officer of the Company on March 21, 2024 and has until March 21, 2029 to meet his stock ownership guidelines.

As of July 31, 2024, and the filing date of this Annual Report, each of our directors and executive officers are in compliance with the Stock Ownership Guidelines.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

As required by Section 14A of the Exchange Act, at our 2024 annual meeting of stockholders our stockholders voted, in an advisory manner, on a proposal to approve our named executive officer compensation. This was our most recent stockholder advisory vote to approve named executive officer compensation. The proposal was approved by our stockholders, receiving approximately 97% of the vote of the stockholders present in person or represented by proxy and voting at the meeting. We considered this vote to be a ratification of our current executive compensation policies and decisions and, therefore, did not make any significant changes to our executive compensation policies and decisions based on the vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2024 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2024, there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (i) as a member of the Compensation Committee (or other Board of Directors’ committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the Compensation Committee (or other Board of Directors’ committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by our independent directors, Vincent Della Volpe, David Kong and Gloria Ballesta, who comprise our Compensation Committee.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $100,000 during the fiscal years ended July 31, 2024, 2023 and 2022 (each, a “Named Executive Officer”):

Name and Principal Position	Year	Salary (1)	Bonus		Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani	2024	$575,000	$-		$3,640,453	$-	$1,150,000	$-	$-	$5,365,453
President and	2023	478,000	-		2,026,264	240,516	956,000	-	-	3,700,780
Chief Executive Officer	2022	449,167	22,000	(5)	964,705	-	880,000	-	-	2,315,872

Pat Obara (8)	2024	216,000	-		528,603	-	252,000	-	-	996,603
Secretary, Treasurer and	2023	152,023	-		280,229	33,262	186,462	-	-	651,976
Chief Financial Officer	2022	156,877	7,087	(5)	201,820	-	150,011	-	-	515,795

Scott Melby	2024	301,153	-		554,345	-	284,200	-	-	1,139,699
Executive Vice President	2023	277,644	-		344,894	40,939	170,000	-	-	833,477
	2022	263,862	12,500	(5)	264,893	-	150,000	-	-	691,255

Brent Berg (6)	2024	115,282	60,000	(7)	110,319	-	-	-	-	285,601
Senior Vice President,	2023	-	-		-	-	-	-	-	-
U.S. Operations	2022	-	-		-	-	-	-	-	-

Notes:

(1)

These amounts represent fees paid by us to our Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.

(2)

These amounts represent the aggregate grant date fair value of RSUs and PRSUs for the fiscal years noted. For Fiscal 2024, the grant date fair value of each RSU is $5.49 per share based on the most recent closing price of our common stock as of the grant date of July 26, 2024, and the grant date fair value of each PRSU is $5.406646 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 26, 2024: expected risk free interest rate: 4.20%; expected volatility: 73.50%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 83.80%. For Fiscal 2023, the grant date fair value of each RSU is $3.32 per share based on the most recent closing price of our common stock as of the grant date of July 31, 2023, and the grant date fair value of each PRSU is $3.347257 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2023: expected risk free interest rate: 4.52%; expected volatility: 84.56%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 81.22%. For Fiscal 2022, the grant date fair value of each RSU is $3.98 per share based on the most recent closing price of our common stock as of the grant date of July 29, 2022, and the grant date fair value of each PRSU is $4.8033 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 29, 2022: expected risk free interest rate: 2.80%; expected volatility: 90.90%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 76.89%.

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

(4)	These amounts represent cash awards under our STIP. The payments for the fiscal years noted were made after our year-end results were evaluated in August 2024, 2023 and 2022, respectively.
(5)	These amounts represent discretionary bonuses paid in the fiscal year noted.
(6)	Mr. Berg was appointed as Senior Vice President, U.S. Operations, of our Company effective on March 21, 2024.
(7)	This amount represents a one-time sign-on bonus paid to Mr. Berg.
(8)

For each of Fiscals 2023 and 2022, the Company paid Mr. Obara in Canadian currency. For the purpose of reporting the base compensation paid to Mr. Obara, the compensation was converted from Canadian currency to U.S. currency at the Bank of Canada rate for the years ended July 31st.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2024, as follows:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Name	Award Type (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum	of Stock or Units	Underlying Options	Awards ($)	Awards ($)
Amir Adnani	STIP	August 1, 2023	287,500	575,000	1,150,000	-	-	-	-	-	-	-
President and Chief	RSU	July 26, 2024	-	-	-	-	-	-	396,721	-	-	2,177,998	(3)
Executive Officer	PRSU	July 26, 2024	-	-	-	135,246	270,492	540,984	-	-	-	1,462,454	(4)

Pat Obara	STIP	August 1, 2023	70,000	140,000	280,000	-	-	-	-	-	-	-
Secretary, Treasurer and	RSU	July 26, 2024	-	-	-	-	-	-	57,605	-	-	316,251	(3)
Chief Financial Officer	PRSU	July 26, 2024	-	-	-	19,638	39,276	78,552	-	-	-	212,351	(4)

Scott Melbye	STIP	August 1, 2023	101,500	203,000	406,000	-	-	-	-	-	-	-
Executive	RSU	July 26, 2024	-	-	-	-	-	-	60,410	-	-	331,651	(3)
Vice President	PRSU	July 26, 2024	-	-	-	20,595	41,189	82,378	-	-	-	222,694	(4)

Brent Berg (5)	RSU	July 26, 2024	-	-	-	-	-	-	12,022	-	-	66,001	(3)
Senior Vice President, U.S. Operations	PRSU	July 26, 2024	-	-	-	4,099	8,197	16,394	-	-	-	44,318	(4)

Notes:

(1)	STIP – refers to awards under the Short-Term Incentive Plan.

RSU – refers to restricted stock units granted under our Stock Incentive Plan.

PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.

(2)	These figures represent possible payouts pursuant to the STIP for Fiscal 2024.
(3)	The grant date fair value of each RSU is $5.49 per share based on the most recent closing price of our common stock as of the grant date of July 26, 2024.
(4)

The grant date fair value of each PRSU is $5.406646 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200%, of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 26, 2024: expected risk free interest rate: 4.20%; expected volatility: 73.50%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 83.80%.

(5)	Mr. Berg was appointed as Senior Vice President, U.S. Operations, of our Company effective on March 21, 2024.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2024, relating to equity awards that have been granted to the Named Executive Officers:

			Option Awards				Stock Awards
Name	Award Type (1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested (#) (5)
Amir Adnani	PSO	July 31, 2023	38,305	76,610	3.98	July 31, 2033	-	-	-	-
President and	RSU	July 29, 2022	-	-	-		48,041	284,883	-	-
Chief Executive	RSU (6)	July 31, 2023	-	-	-		265,128	1,572,209	-	-
Officer	RSU	July 26, 2024	-	-	-		396,721	2,352,556	-	-
	PRSU	July 29, 2022	-	-	-		-	-	81,424	391,104
	PRSU (6)	July 31, 2023	-	-	-		-	-	210,897	705,926
	PRSU	July 26, 2024	-	-	-		-	-	270,492	1,462,454

Pat Obara	Option	July 30, 2019	50,000	-	0.9421	July 30, 2029	-	-	-	-
Secretary,	Option	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
Treasurer and	PSO	July 16, 2020	250,000	-	1.10	July 16, 2030	-	-	-	-
Chief Financial	PSO	July 31, 2023	5,297	10,595	3.98	July 31, 2033	-	-	-	-
Officer	RSU	July 29, 2022	-	-	-		10,051	59,602	-	-
	RSU	July 31, 2023	-	-	-		36,667	217,435	-	-
	RSU	July 26, 2024	-	-	-		57,605	341,598	-	-
	PRSU	July 29, 2022	-	-	-		-	-	17,034	81,819
	PRSU	July 31, 2023	-	-	-		-	-	29,167	97,629
	PRSU	July 26, 2024	-	-	-		-	-	39,276	212,351

Scott Melbye	Option	July 30, 2019	125,000	-	0.9421	July 30, 2029	-	-	-	-
Executive Vice	Option	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
President	PSO	July 16, 2020	225,000	-	1.10	July 16, 2030	-	-	-	-
	PSO	July 31, 2023	6,520	13,040	3.98	July 31, 2033	-	-	-	-
	RSU	July 29, 2022	-	-	-		13,191	78,223	-	-
	RSU	July 31, 2023	-	-	-		45,128	267,609	-	-
	RSU	July 26, 2024	-	-	-		60,410	358,231	-	-
	PRSU	July 29, 2022	-	-	-		-	-	22,358	107,392
	PRSU	July 31, 2023	-	-	-		-	-	35,897	120,156
	PRSU	July 26, 2024	-	-	-		-	-	41,189	222,694

Brent Berg (7)	Option	March 21, 2024	4,480	31,357	6.72	March 21, 2034	-	-	-	-
Senior Vice	RSU	July 26, 2024	-	-	-		12,022	71,290	-	-
President, U.S. Operations	PRSU	July 26, 2024	-	-	-		-	-	8,197	44,318

Notes:

(1)	Option – refers to stock options granted under our Stock Incentive Plan.

PSO – refers to performance stock options granted under our Stock Incentive Plan.

RSU – refers to restricted stock units granted under our Stock Incentive Plan.

PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.

(2)

RSUs granted on July 29, 2022 vest in substantially equal installments on each of July 29, 2023, 2024 and 2025. RSUs granted on July 31, 2023 vest in substantially equal installments on each of July 31, 2024, 2025 and 2026. RSUs granted on July 26, 2024 vest in substantially equal installments on each of July 26, 2025, 2026 and 2027.

(3)	The value shown is based on the closing price of our common stock of $5.93 per share on July 31, 2024.
(4)

Represents unearned shares under target PRSUs granted on July 29, 2022, July 31, 2023 and July 26, 2024. The PRSUs granted on July 29, 2022 cliff vest on July 29, 2025 depending on a three-year relative TSR performance. The PRSUs granted on July 31, 2023 cliff vest on July 31, 2026 depending on a three-year relative TSR performance. The PRSUs granted on July 26, 2024 cliff vest on July 26, 2027 depending on a three-year relative TSR performance.

(5)

The grant date fair value of each PRSU granted on July 29, 2022 is $4.8033 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 29, 2022: expected risk free interest rate: 2.80%; expected volatility: 90.90%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 76.89%. The grant date fair value of each PRSU granted on July 31, 2023 is $3.347257 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2023: expected risk free interest rate: 4.52%; expected volatility: 84.56%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 81.22%. The grant date fair value of each PRSU granted on July 26, 2024 is $5.406646 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 26, 2024: expected risk free interest rate: 4.20%; expected volatility: 73.50%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 83.80%.

(6)	Indirectly held by the Named Executive Officer.
(7)	Mr. Berg was appointed as Senior Vice President, U.S. Operations, of our Company effective on March 21, 2024.
(8)

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

Option Exercises and Stock Vested

The following table sets forth the value realized on stock options exercised and stock Awards vested for the Named Executive Officers for Fiscal 2024:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2) ($)
Amir Adnani, President and Chief Executive Officer	980,341	10,081,845	573,047	3,352,923
Pat Obara, Secretary, Treasurer and Chief Financial Officer	92,877	772,185	140,256	820,167
Scott Melbye, Executive Vice President	-	-	147,628	862,722
Brent Berg, Senior Vice President, U.S. Operations	-	-	-	-

Notes:

(1)	This amount represents the difference between the closing price of our common stock on the date of exercise and the exercise price of the stock option.
(2)	These amounts represent the number of RSUs and PRSUs vested multiplied by the closing price of our common stock on each of the vesting dates.

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

Director Compensation

Our non-executive directors receive an annual retainer consisting of cash and equity compensation for their annual service. The value and form of equity awards granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to directors of other companies in the industry. In Fiscal 2024 RSUs and stock options were awarded to our non-executive directors. The RSUs vest over 36 months. The stock options vest over 24 months.

The following table sets forth information relating to compensation paid to our non-employee directors for Fiscal 2024:

Name (1)	Fees Earned Or Paid In Cash	Stock Awards (2)	Option Awards (3)	Non- Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Spencer Abraham	$170,000	$137,503	$136,437	$-	$-	$-	$443,940
David Kong	68,000	54,999	54,574	-	-	-	177,573
Vincent Della Volpe	58,000	54,999	54,574	-	-	-	167,573
Gloria Ballesta	53,000	54,999	54,574	-	-	-	162,573
Trecia Canty	38,000	54,999	54,574	-	-	-	147,573

Notes:

(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)

These amounts represent the grant date fair value of RSUs. The grant date fair value of each RSU is $5.49 per share based on the most recent closing price of our common stock as of the grant date of July 26, 2024. RSUs granted on July 26, 2024 vest in substantially equal installments on each of July 26, 2025, 2026 and 2027.

(3)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on July 26, 2024: exercise price: $5.49; expected risk free interest rate: 4.01934%; expected annual volatility: 78.727983%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $3.6154.

As at July 31, 2024, our directors held stock options to acquire an aggregate of 1,057,122 shares of our common stock as follows: Spencer Abraham: 165,705 stock options; Amir Adnani: 114,915 stock options including PSOs; David Kong: 179,090 stock options; Vincent Della Volpe: 226,049 stock options; Gloria Ballesta: 233,049 stock options; and Trecia Canty: 138,314 stock options.

Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2, 2017. Mr. Abraham served as Executive Chairman from October 14, 2015 to March 2, 2017, and as Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham became an independent director in May of 2024. In connection with his services as a director, Mr. Abraham received directors’ fees of  $14,166.67 per month. The compensation paid to Mr. Abraham is more particularly described below under “Director Services Agreement”.

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

In Fiscal 2024 Spencer Abraham, David Kong, Vincent Della Volpe, Gloria Ballesta and Trecia Canty served as independent directors of the Company. Mr. Kong serves as Chairperson of the Company’s Audit Committee. Mr. Della Volpe serves as Chairperson of the Company’s Compensation Committee. Effective July 16, 2024, Ms. Ballesta succeeded Mr. Della Volpe as Chairperson of the Company’s Corporate Governance and Nominating Committee, and Ms. Canty succeeded Mr. Kong as Chairperson of the Company’s Sustainability Committee.

The following table sets forth the annual retainer fees paid to our non-executive directors in Fiscal 2024 and thereafter.

	Retainer
Board Position	Fiscal 2024	Fiscal 2025
Chairperson (non-executive)	$170,000	$170,000
Non-Executive Director	$33,000	$38,000
Audit Committee Chairperson	$10,000	$12,500
Compensation Committee Chairperson	$5,000	$10,000
Corporate Governance and Nominating Committee Chairperson	$5,000	$5,000
Sustainability Committee Chairperson	$5,000	$5,000
Audit Committee Members including the Chairperson	$5,000	$7,500
Committee Members other than Audit including the Chairperson (1)	$5,000	$5,000

Note:

(1)

Committee member retainers applicable to the Compensation Committee, the Corporate Governance and Nominating Committee and the Sustainability Committee. Each Committee Chairperson also receives the base Committee member retainer.

In addition to such annual retainer fees, our non-executive directors may, from time to time, receive equity compensation, which is granted on a discretionary basis. The value and form of equity compensation granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to directors of other companies in the industry.

Standard retainer amounts paid to non-executive directors, as well as any equity compensation, is determined by the Company’s Compensation Committee and ratified by the Board of Directors.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2024, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our CEO), including incentive based compensation, was $81,440; and

●	the annual total compensation of our CEO, including incentive based compensation, as reported in the Summary Compensation Table above, was $5,365,453.

Based on this information, for Fiscal 2024 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 66 to 1.

We believe our CEO Pay Ratio for Fiscal 2024 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short and long-term corporate performance. The ratio of our CEO’s base compensation to the base compensation of our median employee was approximately 66 to 1 because our compensation philosophy aims to position the fixed portion of our CEO’s compensation near the 50th percentile of his position per the Peer Group review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards the CEO a mix of compensation with a higher variable component (i.e., annual bonus, RSUs and PRSUs) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase shareholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2024 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;

●

we determined that, as of July 31, 2024, our employee population consisted of approximately 93 individuals, excluding our CEO, working for us and our consolidated subsidiaries, with approximately 69% of these individuals located in the U.S., 27% in Canada and 4% in Paraguay. This population consisted of our full-time employees. We do not have part-time, temporary and seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2024 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2024. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2024;

●	no adjustments were made for cost-of-living differences;

●	an average exchange rate for the U.S. dollar for Fiscal 2024 was applied to compensation reported in a foreign currency; and

●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $81,440. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our “Summary Compensation Table” included above.

The CEO Pay Ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the CEO Pay Ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Executive Services Agreements

Adnani Services Agreement

On July 24, 2013, our Board of Directors approved the entering into of a services agreement with Adnani Corp. with an initial term commencing retroactively on July 1, 2013, as supplemented by letter agreements dated August 1, 2015 and September 24, 2024 (collectively the “Adnani Agreement”).

The Adnani Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either the Company or Adnani Corp. provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (ii) we shall pay to Adnani Corp. a monthly fee of $34,000. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis from its original and stated amount to $16,830. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Adnani Corp. was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 and again effective on March 1, 2022, the monthly fee payable to Adnani Corp. was increased to $36,666 and $38,500, respectively. Effective on August 1, 2022 and again effective on August 1, 2023, respectively, the monthly fee payable to Adnani Corp. was increased to $39,833 and $47,916.67, respectively. Effective on August 1, 2024, the monthly fee has now been increased to $55,000.

If the Company elects to not renew the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term effective from July 23, 2009 and any renewal period during which the Adnani Agreement was in force and effect and during which Adnani Corp. rendered services thereunder, together with a cash payment equating to Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (ii) any expense payment reimbursements which would then be due and owing by the Company to Adnani Corp. to the effective termination date, payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Expense Reimbursements”); (iii) subject to applicable provisions of the Adnani Agreement and the Company’s Stock Incentive Plan, all of Mr. Adnani’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of two years from the effective termination date (the “Adnani Options Extension”); (iv) confirmation that all of Adnani Corp.’s and Mr. Adnani’s then benefits coverage would be extended to Mr. Adnani for a period ending two years from the effective termination date (the “Adnani Benefits Extension”); and (v) confirmation that all other unvested LTIP compensation then granted vests and is exercisable in accordance with the terms of the Stock Incentive Plan (the “Adnani LTIP Vesting”).

If the Company elects to terminate the Adnani Agreement without just cause (as defined therein), or if Adnani Corp. terminates the Adnani Agreement for just cause, for good reason or for good reason as a result of a change of control (each as also defined therein), and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of 24 months of the then monthly fee, together with a cash payment equating to two times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension; (iv) the Adnani Benefits Extension; and (iv) the Adnani LTIP Vesting.

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

Pursuant to the terms and provisions of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee of $20,833. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis from its original and stated amount to $12,187.50. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Mr. Melbye was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on March 1, 2022 and again effective on August 1, 2023, the monthly fee payable to Mr. Melbye was increased to $21,875 and $24,166.67, respectively. Effective on August 1, 2024, the monthly fee has now been increased to $27,916.67.

If the Company elects to not renew the Melbye Agreement, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the same, the Company shall be obligated to provide a severance package to Mr. Melbye as follows: (i) a cash payment equating to any outstanding fees and bonuses which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Fees and Bonuses”); (ii) any expense payment reimbursements which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Expense Reimbursements”); (iii) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Vacation Pay”); (iv) subject to applicable provisions of the Melbye Agreement and the Company’s then Stock Incentive Plan, all of Mr. Melbye’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of 90 calendar days from the effective termination date (the “Melbye Options Extension”); and (v) confirmation that all of Mr. Melbye’s then benefits coverage would be extended to Mr. Melbye for a period ending 90 calendar days from the effective termination date (the “Melbye Benefits Extension”).

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

Pursuant to the terms of the Obara Employment Arrangement: (i) Mr. Obara provides various employment services to the Company which are inclusive of his duties and responsibilities as our Secretary, Treasurer and Chief Financial Officer; (ii) Mr. Obara is entitled to receive a monthly employment salary; (iii) Mr. Obara is entitled to participate in the Company’s group benefits plan; and (iv) Mr. Obara is entitled to four weeks’ paid vacation per year of employment. Effective on August 1, 2023, and again effective on August 1, 2024, the monthly employment salary payable to Mr. Obara was increased to $16,666.67 and $19,166.67, respectively.

If the Company elects to not renew the Obara Employment Arrangement or if any party elects to terminate the Obara Employment Arrangement, Mr. Obara’s obligation to provide the services to the Company will continue only until the effective termination date and the Company shall be obligated to provide to Mr. Obara: (i) any salary which would then be due and owing by the Company to Mr. Obara to the effective termination date; (ii) any expense payment reimbursements which would then be due and owing by the Company to Mr. Obara to the effective termination date; (iii) any pro rata and unused vacation pay which would then be due and owing by the Company to Mr. Obara to the effective termination date; (iv) subject to applicable provisions of the Obara Employment Arrangement and the Company’s then Stock Incentive Plan, the vested portion of all Mr. Obara’s then issued and outstanding stock-based equity awards in and to the Company as at the effective termination date shall continue to be exercisable for a period of 90 calendar days following the effective termination date; and (v) confirmation that all of Mr. Obara’s then benefits coverage would be covered until the effective termination date.

Berg Executive Employment Services Agreement

On February 6, 2024, our Board of Directors approved the entering into of an executive employment services agreement with Brent Berg, together with the Company’s wholly-owned subsidiary, UEC Wyoming, with an initial term commencing on March 21, 2024 and expiring on March 21, 2026 (the “Term” and, collectively, the “Berg Agreement”).

The Berg Agreement Term is subject to automatic renewal on a 90-day to 90-day renewal basis unless either the Company or Mr. Berg provides written notice not to renew the Berg Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Berg Agreement: (i) Mr. Berg provides various employment services to UEC Wyoming and the Company which are inclusive of his duties and responsibilities commensurate with his position as our Company’s Senior Vice-President, U.S. Operations; and (ii) Mr. Berg is entitled to (a) a gross monthly salary of $26,666.67 (the “Monthly Salary”); representing $320,000 on a yearly basis (the “Annual Salary”); (b) a yearly cash bonus (each, a “Bonus”) of up to 50% of his then Annual Salary based upon certain performance goals to be determined from year to year; (c) a short-term incentive payment (each, a “STIP Bonus”) from 0% to up to 50% of his then Annual Salary based upon certain factors to be determined by the Board and the Compensation Committee from time to time; (d) an initial incentive stock option to purchase up to an aggregate of $160,000 in common shares of the Company (which has been awarded); (e) a long-term incentive payment (each, an “LTIP Bonus”) from 0% to up to 50% of his then Annual Salary based upon certain factors to be determined by the Board and the Compensation Committee from time to time; (f) participation in all Company employee benefit and health insurance plans (each, a “Benefit”) at the Company’s cost; and (g) five weeks of accrued vacation per calendar year (the “Vacation”).

If the Company elects to not renew the Berg Agreement, and provided that Mr. Berg is in compliance with the relevant terms and conditions of the Berg Agreement, the Company shall be obligated to provide a termination package to Mr. Berg as follows: (i) a cash payment equating to any outstanding Monthly Salary, Vacation pay and annual performance Bonus, STIP Bonus and LTIP Bonus entitlements (if any and calculated pro rata up to the effective termination date) earned by Mr. Berg to the effective termination date (collectively, the “Outstanding Amounts”); (ii) a cash payment equal to any Monthly Salary that would be due and owing to the end of, respectively, the then Term or renewal period of the Berg Agreement (the “Termination Amount”); (iii) confirmation that all of Mr. Berg’s then Benefits coverage would be extended for a period ending three months from the effective termination date (the “Benefits Extension”); and (iv) subject to the applicable provisions of the Berg Agreement and the Company’s then Stock Incentive Plan, and the rules of any then regulatory authority and stock exchange having jurisdiction over the Company, Mr. Berg shall be entitled to then exercise any unexercised and the fully vested portion of any stock options for a period of three months from the effective date of termination (the “Initial Options Extension”); with all cash payments being due and owing within 30 days of the effective termination date.

If the Company elects to terminate the Berg Agreement without just cause (as defined therein), or if Mr. Berg terminates the Berg Agreement for just cause, and provided that Mr. Berg is in compliance with the relevant terms and conditions of the same, the Company shall be obligated to provide a termination package to Mr. Berg as follows: (i) a cash payment equal to all Outstanding Amounts to the effective termination date; (ii) a cash payment equal to the Termination Amount to the effective date of termination; (iii) confirmation of the Benefits Extension; and (iv) confirmation of the Initial Options Extension; with all cash payments being due and owing within 30 days of the effective termination date.

If Mr. Berg elects to terminate the Berg Agreement, except for just cause, and provided that Mr. Berg is in compliance with the relevant terms and conditions of the Berg Agreement, or if the Company elects to termination the Berg Agreement for just cause, then the Company shall only be obligated to provide Mr. Berg a cash payment equal to all Outstanding Amounts to the effective termination date; with the cash payment being due and owing within 30 days of the effective termination date.

The Berg Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Berg, in which case the Company shall be obligated to provide a termination package to Mr. Berg, or Mr. Berg’s estate as the case may be, as follows, provided that Mr. Berg is or was in compliance with the relevant terms and conditions of the Berg Agreement: (i) a cash payment equal to all Outstanding Amounts to the effective termination date; (ii) if disabled only, confirmation of the Benefits Extension; and (iii) subject to the applicable provisions of the Berg Agreement and the Company’s Stock Incentive Plan, and the rules of any then regulatory authority and stock exchange having jurisdiction over the Company, Mr. Berg, or Mr. Berg’s estate as the case may be, shall be entitled to then exercise any unexercised and the fully vested portion of any stock options for a period of one year from the effective termination date.

Director Services Agreement

Abraham Agreement

On October 14, 2015, our Board of Directors approved the entering into of an appointment letter with Spencer Abraham dated for reference effective as at October 1, 2015 (the "Abraham Agreement").

Pursuant to the Abraham Agreement, Mr. Abraham agreed to provide various services to the Company. In Fiscal 2024, Mr. Abraham was compensated at a rate of $14,166.67 per month for his services as a director of our Company. All  fees payable by the Company to Mr. Abraham are considered directors' fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 26, 2024, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock; and

●	each Named Executive Officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 411,406,494 shares of common stock outstanding as of September 26, 2024.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following September 26, 2024, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Executive Officers:

Amir Adnani 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	5,263,972 (2)	1.3%

Spencer Abraham 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	780,185 (3)	*

David Kong 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	313,225 (4)	*

Vincent Della Volpe 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	396,224 (5)	*

Trecia Canty 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	93,625 (6)	*

Gloria Ballesta 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	298,464 (7)	*

Pat Obara 1188 West Georgia Street, Suite 1830 Vancouver, British Columbia, Canada, V6E 4A2	1,283,514 (8)	*

Scott Melbye 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	1,469,551 (9)	*

Brent Berg 500 North Shoreline Boulevard, Suite 800N Corpus Christi, Texas, U.S.A., 78401	12,005 (10)	*

All directors and executive officers as a group (9 persons)	9,910,765 (11)	2.4%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

More than 5% Stockholders:

BlackRock, Inc. 50 Hudson Yards New York, NY, U.S.A., 10001	29,529,945 (12)	7.2%

Global X Management Company LLC 605 3rd Avenue, 43rd Floor New York, NY, U.S.A., 10158	20,788,582 (13)	5.1%

MMCAP International Inc. SPC MM Asset Management Inc. c/o Mourant Governance Services (Cayman) Limited 94 Solaris Avenue Camana Bay, P.O. Box 1348 Grand Cayman, KY1-1108, Cayman Islands	26,529,712 (14)	6.4%

State Street Corporation 1 Congress Street, Suite 1 Boston, MA, U.S.A., 02114	20,271,305 (15)	5.0%

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA, U.S.A., 19355	22,222,813 (16)	5.4%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date hereof. As of September 26, 2024, there were 411,406,494 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 5,222,667 shares of our common stock held directly or indirectly by Mr. Adnani, (ii) 3,000 shares of our common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 38,305 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)

This figure represents (i) 676,524 shares of our common stock held directly by Mr. Abraham and (ii) stock options to purchase 103,661 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)

This figure represents (i) 158,952 shares of our common stock held directly by Mr. Kong and (ii) stock options to purchase 154,273 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)

This figure represents (i) 194,992 shares of our common stock held directly by Mr. Della Volpe and (ii) stock options to purchase 201,232 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)

This figure represents (i) 5,128 shares of our common stock held directly by Ms. Canty and (ii) stock options to purchase 88,497 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)

This figure represents (i) 90,232 shares of our common stock held directly by Ms. Ballesta and (ii) stock options to purchase 208,232 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)

This figure represents (i) 853,217 shares of our common stock held directly by Mr. Obara and (ii) stock options to purchase 430,297 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)

This figure represents (i) 988,031 shares of our common stock held directly by Mr. Melbye and (ii) stock options to purchase 481,520 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)

This figure represents (i) 3,045 shares of our common stock held directly by Mr. Berg and (ii) stock options to purchase 8,960 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(11)

This figure represents (i) 8,195,788 shares of our common stock and (ii) stock options to purchase 1,714,977 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(12)	This information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 26, 2024.
(13)	This information is based on a Schedule 13G filed with the SEC by Global X Management Company LLC on February 14, 2024.
(14)

This figure represents (i) 25,753,822 shares of our common stock and (ii) stock purchase warrants to purchase 775,890 shares of our common stock. This information is based on a Schedule 13G/A filed with the SEC jointly by MMCAP International Inc. SPC and MM Asset Management Inc. on February 13, 2024, which both having shared voting and dispositive power over such shares and warrants. MM Asset Management Inc.’s address is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, Ontario, Canada, M5J 2S1.

(15)	This information is based on a Schedule 13G/A filed with the SEC by State Street Corporation on January 25, 2024.
(16)	This information is based on a Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. on February 13, 2024.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions during Fiscal 2024, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which a related person had or will have a direct or indirect material interest.

During Fiscal 2024 and Fiscal 2023, the Company incurred $28,384 and $86,485, respectively, in G&A costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company. Our President and Chief Executive Officer does not sit on any of our Board of Directors’ key committees: Audit Committee; Compensation Committee; Corporate Governance and Nominating Committee; or Sustainability Committee. Blender is an award-winning design agency and a leader of investor marketing in North America. Blender works with over 500 private and publicly traded companies on all major stock exchanges, including the NYSE, NASDAQ and TSX.

As of July 31, 2024, the amount owing to Blender totaled $1,456 (July 31, 2023: $Nil). The amount was unsecured, non-interest bearing and due on demand.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to the Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers.  The Charter of the Audit Committee sets forth the Company’s written policy for the review of related party transactions.

Director Independence

The Board of Directors has determined that Spencer Abraham, David Kong, Vincent Della Volpe, Gloria Ballesta and Trecia Canty each qualify as independent directors under the listing standards of the NYSE American. Spencer Abraham became an independent director in May of 2024.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2024 and 2023.  Aggregate fees for professional services rendered to us by our auditor for our last two years are set forth below:

	Year Ended July 31, 2024	Year Ended July 31, 2023
Audit Fees	$410,000	$628,720
Audit Related Fees	-	-
Tax Fees	180,000	121,027
Total	$590,000	$749,747

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, PricewaterhouseCoopers LLP, for Fiscal 2024.

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

2.5	Purchase Agreement between Uranerz Energy Corporation and Uranium Energy Corp., dated November 1, 2017 (47)
2.6	Share Purchase Agreement between Uranium One Investments Inc. and Uranium Energy Corp., dated November 8, 2021 (60)
2.7	Stock Purchase Agreement by and between Rio Tinto America Inc. and UEC Sweetwater Corp., dated September 20, 2024) (83)
3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (30)
4.1	Form of Indenture (27)
4.2	Form of Indenture (40)
4.3	Description of Registrant’s Securities †
4.4	Warrant Indenture between UEX Corporation and Computershare Trust Company of Canada, dated December 2, 2020 (75)(‡)
4.5	Warrant Indenture between UEX Corporation and Computershare Trust Company of Canada, dated September 7, 2021 (75)(‡)
4.6	First Supplemental Indenture between UEX Corporation, Uranium Energy Corp. and Computershare Trust Company of Canada, dated May 5, 2023, to the Warrant Indenture dated December 2, 2020 (75)(‡)
4.7	First Supplemental Indenture between UEX Corporation, Uranium Energy Corp. and Computershare Trust Company of Canada, dated May 5, 2023, to the Warrant Indenture dated September 7, 2021 (75)(‡)
10.1	Letter Agreement between La Merced del Pueblo de Cebolleta and Neutron Energy, Inc. (3)
10.2	Limited Liability Company Members’ Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.3	Limited Liability Company Operating Agreement of Cibola Resources LLC between Neutron Energy, Inc. and Uranium Energy Corp. (3)
10.4+	Consulting Services Agreement between Uranium Energy Corp. and Obara Builders Ltd. (4)
10.5	Agreement to Purchase Assets between the Uranium Energy Corp. and Melvin O. Stairs, Jr. (5)
10.6	Option and Joint Venture Letter Agreement between Uran Limited and the Company dated January 14, 2009 (6)
10.7	Variation Agreement between Uran Limited and the Company dated May 28, 2009 (7)
10.8	Mineral Property Option and Joint Venture Agreement between the Company and Strategic Resources Inc. (8)
10.9+	Further Amended and Restated Executive Services Agreement with Amir Adnani Corp. dated July 23, 2009 (9)
10.10+	Further Amended and Restated Executive Services Agreement with Harry L. Anthony dated July 23, 2009 (9)
10.11+	2009 Stock Incentive Plan (10)
10.12	Uranium Mining Lease dated October 6, 2004 (11)
10.13	Uranium Mining Lease dated August 24, 2005 (11)
10.14	Uranium Mining Lease dated August 24, 2005 (11)
10.15	Uranium Mining Lease dated October 6, 2004 (11)
10.16	Uranium Mining Lease dated December 19, 2005 (11)
10.17	Uranium Mining Lease dated April 9, 2007 (11)
10.18	Plant Site Surface Lease dated May 30, 2007 (30)
10.19	Uranium Mining Lease dated September 1, 2005 (30)
10.20	Uranium Mining Lease dated January 14, 2005 (30)
10.21	Uranium Mining Lease dated March 24, 2005 (30)
10.22	Uranium Mining Lease dated February 15, 2006 (30)
10.23	Uranium Mining Lease dated May 24, 2008 (30)
10.24	Uranium Mining Lease dated February 20, 2012 (30)
10.25	Uranium Mining Lease dated May 15, 2009 (30)
10.26	Uranium Mining Lease dated February 21, 2012 (30)
10.27	State Mining Lease dated July 6, 2011 (30)
10.28+	Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated February 22, 2010 (12)
10.29+	2009 Stock Incentive Plan, as amended on May 25, 2010(13)
10.30+	Executive Employment Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated January 5, 2011 (14)
10.31	Share Exchange Agreement among Transandes Resources, Inc., Piedra Rica Mining S.A., UEC Paraguay Corp., and Uranium Energy Corp. dated May 11, 2011, including schedules attached thereto (16)
10.32	Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated October 25, 2011(18)
10.33	Property Acquisition Agreement between Cooper Minerals, Inc. and Uranium Energy Corp. dated November 7, 2011(19)
10.34	Amendment No. 1 to Property Acquisition Agreement between Minas Rio Bravo S.A., Compania Minera Rio Verde S.A., Minas La Roca S.A. and Piedra Rica Mining S.A. dated February 28, 2012(20)
10.35	Credit Agreement dated as of July 30, 2013 (21)
10.36	Form of Indemnification Agreement (22)
10.37	Engagement Letter, dated as of October 17, 2013, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC. (23)
10.38	Form of Securities Purchase Agreement, dated as of October 17, 2013 (23)
10.39	Form of Warrant Certificate related to Securities Purchase Agreement dated as of October 17, 2013 (23)

10.40	Form of Warrant Certificate with respect to 2,600,000 warrants issued by Uranium Energy Corp. pursuant to Credit Agreement dated July 30, 2013 (24)
10.41+	2013 Stock Incentive Plan (25)
10.42+	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (26)
10.43+	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Harry L. Anthony, dated July 24, 2013 (26)
10.44+	Restated and Amended Executive Consulting Services Agreement between Uranium Energy Corp. and Mark Katsumata, dated July 24, 2013 (26)
10.45	Controlled Equity OfferingSM Sales Agreement, dated December 31, 2013, between Uranium Energy Corp. and Cantor Fitzgerald & Co. (28)
10.46	Amended and Restated Credit Agreement dated March 13, 2014 (29)
10.47+	2014 Stock Incentive Plan (31)
10.48+	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (32)
10.49+	2015 Stock Incentive Plan (33)
10.50	Engagement Letter, dated as of June 22, 2015, by and between Uranium Energy Corp. and H.C. Wainwright & Co., LLC and amendment thereto dated June 23, 2015 (34)
10.51	Engagement Letter, dated as of June 24, 2015, among Uranium Energy Corp., Cantor Fitzgerald & Co. and Cantor Fitzgerald Canada Corporation (34)
10.52	Form of Warrant (34)
10.53	Form of Securities Purchase Agreement, dated June 22, 2015, by and between Uranium Energy Corp. and investors in the offering (34)
10.54+	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (35)
10.55+	Appointment Letter dated October 1, 2015 with Spencer Abraham †
10.56	Second Amended and Restated Credit Agreement dated February 9, 2016 (36)
10.57	Share Purchase and Option Agreement between CIC Resources Inc. and Uranium Energy Corp. dated March 4, 2016 (37)
10.58	Placement Agency Agreement, dated March 9, 2016, by and between Uranium Energy Corp., Dundee Securities Ltd., Dundee Securities Inc. and H.C. Wainwright & Co., LLC (38)
10.59	Form of Warrant (38)
10.60	Form of Securities Purchase Agreement, dated March 6, 2016, by and between Uranium Energy Corp. and investors in the offering (38)
10.61+	2016 Stock Incentive Plan (39)
10.62	Underwriting Agreement, dated January 17, 2017, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC and Haywood Securities Inc. (41)
10.63	Form of Warrant (41)
10.64	Amendment to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated March 3, 2017 (42)
10.65	Amendment No. 2 to the Share Purchase and Option Agreement between Uranium Energy Corp. and CIC Resources Inc., dated June 29, 2017 (46)
10.66	Form of Warrant Certificate with respect to 11,308,728 warrants issued by Uranium Energy Corp. pursuant to the Share Purchase Agreement dated May 9, 2017, as amended on August 7, 2017 (45)
10.67	Royalty Purchase Agreement between Uranium Energy Corp. and Uranium Royalty Corp., dated August 20, 2018 (49)
10.68+	2018 Stock Incentive Plan (48)
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

10.73+	2019 Stock Incentive Plan (54)
10.74

Amending Agreement, dated March 19, 2020, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, Haywood Securities (USA) Inc., TD Securities (USA) Inc., Eight Capital, Roth Capital Partners, LLC and Cormark Securities (USA) Limited (55)

10.75+	2020 Stock Incentive Plan (76)
10.76

Underwriting Agreement, dated as of September 21, 2020, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, Haywood Securities Inc., TD Securities Inc., Eight Capital and Roth Capital Partners, LLC (56)

10.77	Form of Warrant (56)
10.78+	2021 Stock Incentive Plan (77)
10.79

Engagement Agreement, dated as of March 16, 2022, as amended on March 18, 2022, by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, Haywood Securities Inc., TD Securities (USA) LLC and Roth Capital Partners, LLC(57)

10.80	Form of Securities Purchase Agreement, dated as of March 17, 2022, by and between Uranium Energy Corp. and the investors in the offering(57)
10.81	Engagement Agreement, dated as of April 5, 2022, between Uranium Energy Corp. and H.C. Wainwright & Co., LLC.(58)
10.82	Form of Securities Purchase Agreement, dated as of April 5, 2022, by and between Uranium Energy Corp. and the investors in the offering.(58)
10.83

At The Market Offering Agreement, dated May 14, 2022 by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, TD Securities (USA) Inc., Haywood Securities (USA) Inc., Roth Capital Partners, LLC, Eight Capital and BMO Capital Markets Corp.(59)

10.84	Settlement Agreement between Anfield Energy Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.85	Property Swap Agreement between Anfield Energy Inc., ARH Wyoming Corp., Highbury Resources Inc. and Uranium Energy Corp., dated April 19, 2022 (63)
10.86+	2022 Stock Incentive Plan (78)
10.87	Arrangement Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 13, 2022 (64)
10.88	Form of Lock-up Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and certain Consenting Shareholders of UEX Corporation, dated June 13, 2022 (64)
10.89	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated June 23, 2022 (65)
10.90	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 5, 2022 (66)
10.91	Amending Agreement between Uranium Energy Corp., UEC 2022 Acquisition Corp. and UEX Corporation, dated August 15, 2022 (67)
10.92	Share Purchase and Sale Agreement between Rio Tinto Fer Et Titane Inc. and Uranium Energy Corp., dated October 11, 2022. (68)
10.93	At the Market Offering Agreement, dated November 16, 2022 by and between Uranium Energy Corp., H.C. Wainwright & Co., LLC, TD Securities (USA) Inc., Haywood Securities (USA) Inc., Roth Capital Partners, LLC, Eight Capital, BMO Capital Markets Corp. and Citigroup Global Markets Inc.(81)
10.94+	2023 Stock Incentive Plan (82)
10.95+	Executive Employment Services Agreement between Uranium Energy Corp., UEC Wyoming Corp. and Brent Berg, dated effective March 21, 2024 *
10.96+	2024 Stock Incentive Plan *
10.97+	Supplement Letter to Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated September 26, 2024*
14.1	Code of Ethics*
19.1	Insider Trading, Reporting and Blackout Policy*
21.1	Subsidiaries of Uranium Energy Corp.*
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP *

23.2	Consent of Benjamin J. Schiffer *
23.3	Consent of Western Water Consultants, Inc. *
23.4	Consent of Douglas L. Beahm *
23.5	Consent of Clyde L. Yancey *
23.6	Consent of BRS, Inc. *
23.7	Consent of Victor Fernandez-Crosa *
23.8	Consent of Christopher J. Hamel *
23.9	Consent of James N. Gray *
23.10	Consent of David A. Rhys *
23.11	Consent of Nathan A. Barsi *
23.12	Consent of Roger M. Lemaitre *
23.13	Consent of Carl David Warren *
23.14	Consent of SRK Consulting (UK) Limited *
23.15	Consent of Collin William Rothonie, dated November 13, 2023*
23.16	Consent of TZ Minerals International Pty Ltd., dated November 13, 2023*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 **
96.1	Technical Report Summary Mineral Resource Report Reno Creek Project Campbell County, WY, effective date December 31, 2021 (61)
96.2	Technical Report Summary Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY, USA, dated March 31, 2022(62)
96.3	SK-1300 Technical Report Summary 2022 Technical Report on the Shea Creek Project, Saskatchewan; Effective Date: October 31, 2022 (69)
96.4	Amended S-K 1300 Technical Report Summary 2024 Technical Report on the Horseshoe-Raven Project, Saskatchewan; Effective Date: March 1, 2024 (70)
96.5	S-K 1300 Technical Report Summary 2022 Initial Assessment on the Workman Creek Project, Gila County, Arizona, USA; Effective Date: February 14, 2023 (72)
96.6	Anderson Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Yavapai County, Arizona, USA, dated March 9, 2023 (73)
96.7	Yuty Uranium Project Initial Assessment US SEC Subpart 1300 Regulation S-K Report Paraguay, SA, dated March 9, 2023 (73)
96.8	Amended S-K 1300 Mineral Resource Report Texas Hub and Spoke ISR Project, TX USA, dated March 9, 2023 (73)
96.9	Amended S-K 1300 Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, dated March 9, 2023 (73)
96.10	S-K 1300 Technical Report on The Roughrider Uranium Project, Saskatchewan, Canada; Effective Date: April 25, 2023 (74)
96.11	SK-1300 Technical Report entitled “Technical Report Summary – Initial Assessment: Alto Parana”, dated November 2023, for the Alto Parana Project located in Paraguay (79)
96.12	S-K 1300 Technical Report entitled “S-K 1300 Initial Assessment Texas Hub and Spoke ISR Project, USA”, dated June 10, 2024 (80)
97.1	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation*
99.1	2023 Sustainability Report (71)

101.1NS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

*	Filed herewith.
**	Furnished herewith.
†	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 29, 2022.
‡	Portions of this exhibit have been omitted.
+	Indicates a management contract or compensatory plan.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2007.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2007.
(6)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 16, 2009.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 2, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 9, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2009.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 1, 2009.

(11)	Incorporated by reference to our Annual Report on Form 10-K/A filed with the SEC on April 21, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 23, 2010.
(13)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on February 7, 2011.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 10, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2011.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 11, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 31, 2011.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 8, 2011.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 5, 2012.
(21)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 5, 2013.
(22)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 2, 2013.
(23)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 23, 2013.
(24)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on November 19, 2013.
(25)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on November 21, 2013.
(26)	Incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(27)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on December 27, 2013.
(28)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 31, 2013.
(29)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2014.
(30)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 14, 2014.
(31)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 9, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(33)	Incorporated by reference to our Schedule 14A Definitive Proxy Statement filed with the SEC on June 19, 2015.
(34)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 16, 2016
(37)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(38)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 10, 2016.
(39)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 2, 2016.
(40)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on January 5, 2017.
(41)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2017.
(42)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 9, 2017.
(43)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on June 9, 2017.
(44)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2017.
(45)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on September 8, 2017.
(46)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 16, 2017.
(47)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 6, 2017.
(48)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 15, 2018.
(49)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on August 27, 2018.
(50)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 1, 2018.
(51)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 7, 2018.
(52)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 18, 2019.
(53)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 9, 2019.
(54)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on September 12, 2019.
(55)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2020.
(56)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 21, 2020.
(57)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 19, 2021.
(58)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 8, 2021.
(59)	Incorporated by reference to our Registration Statement on Form S-3 filed with the SEC on May 17, 2021.
(60)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 9, 2021.
(61)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 8, 2022.
(62)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 5, 2022.
(63)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 13, 2022.
(64)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 17, 2022.
(65)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 17, 2022.
(66)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 11, 2022.
(67)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 15, 2022.
(68)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 13, 2022.
(69)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 11, 2023.
(70)	Incorporated by reference to our Amendment to our Annual Report on Form 10-K/A filed with the SEC on April 2, 2024.
(71)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 17, 2024.
(72)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 14, 2023.
(73)	Incorporated by reference to our Amendment to our Annual Report on Form 10-K/A filed with the SEC on April 3, 2023.
(74)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 1, 2023.
(75)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 11, 2023.
(76)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 27, 2020.
(77)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on January 14, 2022.
(78)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on July 19, 2023.
(79)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 13, 2023.
(80)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 12, 2024.
(81)	Incorporated by reference to our Registration Statement on Form S-3ASR filed with the SEC on November 16, 2022.
(82)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on July 12, 2024.
(83)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 23, 2024.

Item 16. Form 10-K Summary

None.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Uranium Energy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. and its subsidiaries (the Company) as of July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of impairment indicators of long-lived assets

As described in Note 2 to the consolidated financial statements, the carrying value of long-lived assets (consisting of mineral rights and properties and property, plant and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable (impairment indicators). The carrying amounts of the Company’s mineral rights and properties and property, plant and equipment were $557.6 million and $20.5 million, respectively, as of July 31, 2024. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances that could trigger an impairment test include: (i) significant decreases in the market price of the asset, (ii) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices and material adverse changes relating to the Company’s legal rights to its mineral rights and properties, and (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of long-lived assets is a critical audit matter are that there was significant judgment by management when assessing whether there were indicators of impairment related to the Company’s long-lived assets, specifically related to assessing whether there were: (i) significant decreases in the market price of the assets, (ii) significant adverse changes in the business climate including significant decreases in uranium prices, or significant adverse changes in legal factors including material adverse changes related to the Company’s legal rights to its mineral rights and properties, and (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset. This in turn led to a high degree of auditor judgment and subjectivity performing procedures to evaluate audit evidence relating to the significant judgment made by management in their assessment of any events or changes in circumstances that could give rise to the requirement to conduct an impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of impairment indicators of long-lived assets. These procedures also included, among others: (i) assessing whether there were significant decreases in the market price of the assets by comparing the Company’s market capitalization to the carrying value of its net assets, (ii) evaluating whether there were significant adverse changes in the business climate including significant decreases in uranium prices by considering external market and industry data, and whether there were material adverse changes relating to the Company’s legal rights to its mineral rights and properties by obtaining evidence to support the mineral rights including inquiring with the Company’s legal counsel, and obtaining on a sample basis evidence to support the rights to the mineral properties, and (iii) evaluating whether there were accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, or other factors that may indicate that the carrying amounts of the long-lived asset may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

September 26, 2024

We have served as the Company’s auditor since 2020.

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars)

	Note(s)	July 31, 2024	July 31, 2023

CURRENT ASSETS
Cash and cash equivalents	10	$87,533	$45,614
Inventories	7	75,833	6,207
Prepaid expenses and deposits		2,453	2,682
Other current assets		694	702
Investment in equity securities	12	68,731	-
TOTAL CURRENT ASSETS		235,244	55,205

MINERAL RIGHTS AND PROPERTIES	8	557,583	565,560
PROPERTY, PLANT AND EQUIPMENT	9	20,465	19,728
RESTRICTED CASH	10	7,251	7,251
EQUITY-ACCOUNTED INVESTMENT	11	58,809	48,110
INVESTMENT IN EQUITY SECURITIES	12	6,533	38,656
OTHER NON-CURRENT ASSETS		3,943	3,079
TOTAL ASSETS		$889,828	$737,589

CURRENT LIABILITIES
Accounts payable and accrued liabilities	13	$22,938	$10,525
Asset retirement obligations - current	14	2,953	1,515
Derivative liabilities	15	3,030	-
Other current liabilities		301	154
TOTAL CURRENT LIABILITIES		29,222	12,194

ASSET RETIREMENT OBLIGATIONS	14	16,672	17,155
OTHER NON-CURRENT LIABILITIES		1,474	1,020
DERIVATIVE LIABILITIES	15	-	4,313
DEFERRED TAX LIABILITIES	22	64,347	71,080
TOTAL LIABILITIES		111,715	105,762

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 410,355,768 shares issued and outstanding (July 31, 2023 - 378,452,864)	16	410	378
Additional paid-in capital		1,110,433	924,737
Accumulated deficit		(318,901)	(289,680)
Accumulated other comprehensive income		(13,829)	(3,608)
TOTAL EQUITY		778,113	631,827
TOTAL LIABILITIES AND EQUITY		$889,828	$737,589

COMMITMENTS	7, 14
SUBSEQUENT EVENTS	7, 15, 24

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in thousands of U.S. dollars, except per share data)

		Year Ended July 31,
	Note(s)	2024	2023	2022
SALES AND SERVICE REVENUE	18	$224	$164,389	$23,161
COST OF SALES AND SERVICES	18	(187)	(114,719)	(15,868)
GROSS PROFIT		37	49,670	7,293

OPERATING COSTS
Mineral property expenditures	8	32,383	18,620	10,154
General and administrative	20	21,873	20,064	15,026
Acquisition-related costs		-	-	3,444
Depreciation, amortization and accretion	8,9,14	2,183	2,007	1,379
Impairment loss on mineral properties	8	-	112	-
TOTAL OPERATING COSTS		56,439	40,803	30,003
INCOME (LOSS) FROM OPERATIONS		(56,402)	8,867	(22,710)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(827)	(805)	(1,519)
Income (loss) from equity-accounted investment	11	1,017	(994)	4,126
Debt receivable recovery	6	-	-	18,342
Gain on settlement of debt receivable	6	-	-	1,780
Gain on settlement of liabilities		-	428	-
Gain (loss) on disposition of assets		(27)	20	6,427
Fair value gain (loss) on equity securities	19	27,505	(13,083)	(1,351)
Gain (loss) on revaluation of derivative liabilities	15	(8,226)	3,293	-
Interest income		2,629	350	98
Other income (expenses)		76	(513)	54
OTHER INCOME (EXPENSES)		22,147	(11,304)	27,957
INCOME (LOSS) BEFORE INCOME TAXES		(34,255)	(2,437)	5,247
DEFERRED TAX RECOVERY (EXPENSE)	22	5,034	(870)	5
NET INCOME (LOSS) FOR THE YEAR		(29,221)	(3,307)	5,252

OTHER COMPREHENSIVE LOSS
Translation loss		(10,221)	(3,422)	(679)
TOTAL OTHER COMPREHENSIVE LOSS		(10,221)	(3,422)	(679)
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE YEAR		$(39,442)	$(6,729)	$4,573

NET INCOME (LOSS) PER SHARE	21
Basic		$(0.07)	$(0.01)	$0.02
Diluted		$(0.07)	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		397,309,780	364,789,621	271,019,472
Diluted		397,309,780	364,789,621	280,102,073

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

		Year Ended July 31
	Note(s)	2024	2023	2022
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net income (loss) for the year		$(29,221)	$(3,307)	$5,252
Adjustments to reconcile net income (loss) to cash flows in operating activities
Stock-based compensation	17	5,172	5,523	4,681
Depreciation, amortization and accretion	8,9,14	2,183	2,007	1,379
Amortization of long-term debt discount		-	-	525
(Income) loss from equity-accounted investment	11	(1,017)	994	(4,126)
Debt receivable recovery	6	-	-	(18,342)
Gain on settlement of debt receivable	6	-	-	(1,780)
(Gain) loss on disposition of assets		27	(20)	(6,427)
Impairment loss on mineral properties	8	-	112	-
Fair value (gain) loss on equity securities	19	(27,505)	13,083	1,351
(Gain) loss on revaluation of derivative liabilities	15	8,226	(3,293)	-
Gain on settlement of liabilities		-	(428)	-
Deferred tax expense (recovery)	22	(5,034)	870	(5)
Changes in operating assets and liabilities
Inventories		(69,626)	60,363	(37,206)
Prepaid expenses and deposits		(69)	583	(1,398)
Other current assets		(5)	383	17
Accounts payable and accrued liabilities		10,360	(4,355)	3,262
Other liabilities		22	58	(170)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(106,487)	72,573	(52,987)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	16, 17	176,708	66,527	168,014
Repayments of long-term debt		-	-	(10,000)
Repayments of other loans		-	(66)	(191)
Payments for withholding of employee taxes related to options, Restricted Stock Units ("RSUs") and Performance Based Restricted Stock Units ("PRSUs")		(3,632)	(1,044)	(557)
NET CASH PROVIDED BY FINANCING ACTIVITIES		173,076	65,417	157,266

INVESTING ACTIVITIES
Net cash used in U1A Acquisition		-	-	(113,588)
Acquisition of UEX, net of cash acquired	3	-	1,984	-
Acquisition of Roughrider	4	-	(82,117)	-
Investment in mineral rights and properties		(1,440)	(101)	(590)
Purchase of property, plant and equipment		(1,988)	(555)	(620)
Capital contribution to equity-accounted investment	11	(2,876)	(1,415)	-
Purchase of additional interest in equity-accounted investment	11	(9,238)	-	-
Investment in equity securities	12	(12,115)	(47,192)	(15,215)
Proceeds from debt receivable recovery	6	-	-	9,171
Proceeds from sale of equity security	12	3,008	4,590	9,980
Proceeds from disposition of assets		8	26	19
NET CASH USED IN INVESTING ACTIVITIES		(24,641)	(124,780)	(110,843)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		41,948	13,210	(6,564)
FOREIGN EXCHANGE DIFFERENCE ON CASH		(29)	(132)	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR		52,865	39,787	46,351
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	10	$94,784	$52,865	$39,787

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance, July 31, 2023	378,452,864	$378	$924,737	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offering, net of issuance costs	26,375,699	26	167,848	-	-	167,874
Issued upon vesting of RSUs and PRSUs	489,746	-	-	-	-	-
Issued upon exercise of stock options	2,445,748	3	679	-	-	682
Issued upon exercise of warrants	2,591,711	3	17,659	-	-	17,662
Stock-based compensation
Amortization of stock-based compensation	-	-	5,172	-	-	5,172
Withholding of employee taxes related to stock options and RSUs	-	-	(5,662)	-	-	(5,662)
Net loss for the year	-	-	-	(29,221)	-	(29,221)
Other comprehensive loss	-	-	-	-	(10,221)	(10,221)
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Share Issuance	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Obligation	Deficit	Income (Loss)	Equity
Balance, July 31, 2021	236,796,866	$237	$441,990	$360	$(291,625)	$493	$151,455
Common stock
Issued as anniversary fees for credit facility	161,594	-	600	-	-	-	600
Issued under ATM offering, net of issuance costs	47,507,536	48	163,707	-	-	-	163,755
Issued upon vesting of RSUs and PRSUs	628,803	-	(1,305)	(360)	-	-	(1,665)
Issued upon exercise of stock options	2,152,095	2	932	-	-	-	934
Issued upon exercise of warrants	1,771,869	2	3,323	-	-	-	3,325
Issued for acquisition of mineral properties	111,864	-	426	-	-	-	426
Stock-based compensation
Common stock issued for consulting services	56,273	-	187	-	-	-	187
Common stock issued under Stock Incentive Plan	451,407	-	1,478	-	-	-	1,478
Amortization of stock-based compensation	-	-	2,724	-	-	-	2,724
Withholding of employee taxes related to stock options and RSUs	-	-	(883)	-	-	-	(883)
Net income for the year	-	-	-	-	5,252	-	5,252
Other comprehensive loss	-	-	-	-	-	(679)	(679)
Balance, July 31, 2022	289,638,307	$289	$613,179	$-	$(286,373)	$(186)	$326,909
Common stock
Issued under ATM offering, net of issuance costs	15,171,253	15	58,405	-	-	-	58,420
Issued upon vesting of RSUs and PRSUs	261,232	-	37	-	-	-	37
Issued upon exercise of stock options	2,351,544	3	562	-	-	-	565
Issued upon exercise of warrants	4,359,086	5	8,846	-	-	-	8,851
Issued for acquisition of UEX and Roughrider	66,359,126	66	239,447	-	-	-	239,513
Stock-based compensation							-
Common stock issued for consulting services	53,407	-	218	-	-	-	218
Common stock issued under Stock Incentive Plan	258,909	-	945	-	-	-	945
Amortization of stock-based compensation	-	-	4,190	-	-	-	4,190
Withholding of employee taxes related to stock options and RSUs	-	-	(1,092)	-	-	-	(1,092)
Net loss for the year	-	-	-	-	(3,307)	-	(3,307)
Other comprehensive loss	-	-	-	-	-	(3,422)	(3,422)
Balance, July 31, 2023	378,452,864	$378	$924,737	$-	$(289,680)	$(3,608)	$631,827

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003.  Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company”) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium and titanium concentrates, on projects located in the United States, Canada and the Republic of Paraguay.

As at July 31, 2024, the Company had working capital (current assets less current liabilities) of $206,022 including cash and cash equivalents of $87,533 and uranium inventory holdings of $75,440.  We believe our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations including the acquisition announced subsequent to year-end (refer to Note 24 Subsequent Events) and our inventory purchase commitments for 12 months from the date that our audited consolidated financial statements are issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Exploration Stage

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine, Christensen Ranch Mine (collectively, the “ISR Mines”) and our Roughrider and Christie Lake Projects. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines.  Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines.  As a result, and despite the fact that we commenced extraction of mineralized materials at our ISR Mines, we remain an Exploration Stage company, as defined by the SEC, and will continue to remain as an Exploration Stage company until such time proven or probable reserves have been established.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

Business Combination and Asset Acquisition

The Company performs a screen test as required under U.S. GAAP to determine whether a transaction is an asset acquisition. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset (or a group of similar identifiable assets), the assets acquired would not represent a business and we account for the acquisition as an asset acquisition. In addition, when an acquisition does not meet the definition of a business combination as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we also account for the acquisition as an asset acquisition.  In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.  Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability.

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

July 31, 2024

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

Impairment of Long-Lived Assets

Long-lived assets including mineral rights and properties and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.  Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test.  Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors including significant decreases in uranium prices and material adverse changes relating to the Company’s legal rights to its mineral rights and properties; significant increases in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.  Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets.  When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

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

We have lease arrangements that include both lease and non-lease components.  We account for each separate lease component and its associated non-lease components as a single lease component for all of our asset classes.

Revenue Recognition

Our revenues are primarily derived from the sale of U3O8 that we purchased under our Physical Uranium Program.  The sales contracts specify the quantity to be delivered, the price, payment terms and the period of delivery.  Ten days before the scheduled delivery date, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

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

July 31, 2024

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

Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets.  All disclosure requirements under this ASU are also required for public entities with a single reportable segment.  This ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025, and subsequent interim periods, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements.  This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements.  The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements.  While the amendments are not expected to result in significant changes for most entities, the FASB provided transition guidance since some entities could be affected.  This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

The UEX Acquisition is accounted for as an acquisition of assets rather than a business as UEX did not meet the definition of a business in accordance with ASC 805 Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEM
ENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

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

On October 14, 2022, we completed the acquisition of all of the issued and outstanding shares of Roughrider Mineral Holdings Inc. (“Roughrider”), which owns the Roughrider uranium development project (the “Roughrider Project”) located in the Athabasca Basin, in Saskatchewan, Canada, from a subsidiary of Rio Tinto plc (the “Roughrider Acquisition”).  The Roughrider Acquisition is accounted for as an acquisition of assets rather than a business as the Roughrider Project did not meet the definition of a business in accordance with ASC 805 Business Combinations.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STA
TEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

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

Since it has been consolidated from December 17, 2021, UEC Wyoming’s net income of $15,616, primarily resulted from the recovery of the Anfield Debt (as defined below), and operating costs of $4,206 were included in the Company’s consolidated statements of operations and comprehensive income for Fiscal 2022.

The following unaudited proforma financial information presents consolidated results assuming the U1A Acquisition occurred on August 1, 2020.

	Year Ended July 31,
	2022	2021
Sales and service revenue	$23,298	$192
Net income (loss) for the year	2,626	(21,945)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEME
NTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

NOTE 6:	ANFIELD DEBT SETTLEMENT AND PROPERTY SWAP

In connection with the U1A Acquisition, we acquired certain indebtedness totaling $18,342 due from Anfield Energy Inc. (“Anfield”), which was owed to U1A prior to the closing of the U1A Acquisition (the “Anfield Debt”).  We assigned a value of $Nil to the Anfield Debt net of the expected credit loss on the preliminary purchase price allocation given that the probability of the Anfield Debt being collectable was remote at December 17, 2021.

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

On June 7, 2022, we closed the Anfield Debt Settlement whereby we received $9,171 in cash and the Anfield Units, being comprised of 96,272,918 Anfield Common Shares with a fair value of $7,702 and 96,272,918 Anfield Warrants with a fair value of $3,249.

Anfield Common Shares were measured using the Anfield share price of $0.08 per share at the date of issuance.  Anfield Warrants were measured at $0.03 per share using the Black-Sholes Valuation Model at the date of issuance with the following assumptions.

Expected Risk Free Interest Rate	2.93%
Annual Volatility	64.94%
Life in Years	4.94
Expected Annual Dividend Yield	0%

Our investment in Anfield Common Shares and Anfield Warrants are accounted for as Investment in Equity Securities with changes in fair value charged to fair value gain (loss) on equity securities on our consolidated statements of operations and comprehensive income (loss).

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

Concurrent with the Anfield Debt Settlement, we completed the Swap Agreement whereby we have received from Anfield 25 ISR uranium projects with a fair value of $6,500 located in Wyoming in exchange for the Company’s Slick Rock Project and Long Park Project located in Colorado with a total carrying value of $92.  The Property Swap was considered a nonmonetary transaction and, in accordance with ASC 850 Nonmonetary Transactions, the accounting for nonmonetary transactions should be based on the fair values of the assets involved.  The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss is recognized on the exchange.  The fair value of properties we surrendered was estimated to be $6,500 using the discounted cash flow model.  As a result, we recorded a gain of $6,408 on disposition of assets on our consolidated statements of operations and comprehensive income in Fiscal 2022.

NOTE 7:	INVENTORIES

As at July 31, 2024, we held 1,466,000 pounds of purchased uranium concentrate inventory ( July 31, 2023: 171,000 pounds).  Costs of inventory consisted of the following:

	July 31, 2024	July 31, 2023
Material and supplies	$215	$228
Uranium concentrates from production	178	178
Purchased uranium inventories	75,440	5,801
	$75,833	$6,207

As at July 31, 2024, our uranium inventory purchase commitments over the next five fiscal years are as the follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2025	600,000	$23,120
Fiscal 2026	100,000	3,620
Total	700,000	$26,740

Subsequent to  July 31, 2024, we sold 110,000 pounds of purchased uranium inventory for gross proceeds of $9,062.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

NOTE 8:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at July 31, 2024, we had mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking and purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.  As at July 31, 2024, annual maintenance payments of approximately $3.8 million were required to maintain these mineral rights.

As at July 31, 2024, the carrying value of these mineral rights and properties was as follows:

Costs	United States	Canada	Paraguay	Total
Balance at July 31, 2022	$172,340	$982	$15,014	$188,336
Additions	100	386,562	-	386,662
Impact of foreign currency translation	-	(2,937)	-	(2,937)
Balance at July 31, 2023	172,440	384,607	15,014	572,061
Additions	100	1,340	-	1,440
Impact of foreign currency translation	-	(9,424)	-	(9,424)
Balance at July 31, 2024	$172,540	$376,523	$15,014	$564,077

Accumulated Depletion, Amortization and Impairment	United States	Canada	Paraguay	Total
Balance at July 31, 2022	$(6,388)	$-	$-	$(6,388)
Additions	(1)	-	-	(1)
Impairment	-	(112)	-	(112)
Balance at July 31, 2023	(6,389)	(112)	-	(6,501)
Impact of foreign currency translation	-	7	-	7
Balance at July 31, 2024	$(6,389)	$(105)	$-	$(6,494)

Carrying Value
Balance at July 31, 2023	$166,051	$384,495	$15,014	$565,560
Balance at July 31, 2024	$166,151	$376,418	$15,014	$557,583

During Fiscal 2018 and Fiscal 2019, we had communications and filings with the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, whereby the MOPC took the position that certain concessions forming part of the Company’s Yuty, Alto Parana and Colonel Oviedo Projects were not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions.

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

The details of mineral property expenditures are as follows:

	Year Ended July 31,
	2024	2023	2022
Permitting and compliance	$1,895	$396	$676
Property maintenance	3,986	3,608	2,635
Exploration	14,669	9,308	2,582
Development	6,650	1,749	1,995
Production readiness	5,183	3,559	2,266
Total	$32,383	$18,620	$10,154

NOTE 9:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2024			July 31, 2023
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Plant and Processing Facilities	$19,346	$(2,708)	$16,638	$19,145	$(1,998)	$17,147
Mining Equipment	3,740	(2,523)	1,217	2,915	(2,478)	437
Logging Equipment and Vehicles	3,452	(2,222)	1,230	2,799	(1,989)	810
Computer Equipment	300	(287)	13	306	(280)	26
Furniture and Fixtures	243	(190)	53	198	(180)	18
Buildings	337	(103)	234	297	(87)	210
Land	1,080	-	1,080	1,080	-	1,080
	$28,498	$(8,033)	$20,465	$26,740	$(7,012)	$19,728

The depreciation expenses for the year ended July 31, 2024 were $1,195 ( July 31, 2023: $1,057, July 31, 2022: $749).

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL S
TATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

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

Cash, cash equivalents and restricted cash are included in the following accounts:

	July 31, 2024	July 31, 2023	July 31, 2022
Cash and cash equivalents	$87,533	$45,614	$32,536
Restricted cash	7,251	7,251	7,251
Total cash, cash equivalents and restricted cash	$94,784	$52,865	$39,787

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets are the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of July 31, 2024, approximately $70.7 million of our cash equivalents is held in a single financial institution at one of the largest banks in Canada and subject to concentration risk. The Company does not consider any of its financial assets to be impaired as of July 31, 2024.

NOTE 11:	EQUITY-ACCOUNTED INVESTMENT

As at July 31, 2024, we owned 17,978,364 shares of Uranium Royalty Corp. (“URC”), representing a 14.8% ( July 31, 2023: 14.9%) interest in URC.  In addition, two of our officers are members of URC’s board of directors, and one is also an executive officer of URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during Fiscal 2024.  Should URC’s outstanding options and warrants be fully exercised, UEC’s ownership interest would decrease from 14.8% to 13.2%.

URC is a public company listed on the TSX with the trading symbol URC and on NASDAQ with the trading symbol UROY.  As at July 31, 2024, the fair value of our investment in URC was approximately $ 43.3 million ( July 31, 2023 - $34.2 million).

As at July 31, 2024, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through the UEX Acquisition completed on August 19, 2022.  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

We incurred $63 in exploration expenditures on behalf of JCU for the year ended  July 31, 2024 ( July 31, 2023: $1,667).  As at July 31, 2024, the amount receivable from JCU totaled $6 ( July 31, 2023: $201).

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, the changes in carrying value of our equity-accounted investment are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2021	$20,730	$-	$20,730
Share of income	153	-	153
Gain on dilution of ownership interest	3,973	-	3,973
Foreign exchange difference	(679)	-	(679)
Balance, July 31, 2022	24,177	-	24,177
Addition from UEX Acquisition	-	24,502	24,502
Capital contribution	-	1,415	1,415
Share of income (loss)	414	(2,062)	(1,648)
Gain on dilution of ownership interest	654	-	654
Foreign exchange difference	(634)	(356)	(990)
Balance, July 31, 2023	24,611	23,499	48,110
Addition	9,238	-	9,238
Capital contribution	-	2,876	2,876
Share of income (loss)	2,032	(1,439)	593
Gain on dilution of ownership interest	424	-	424
Foreign exchange difference	(1,327)	(1,105)	(2,432)
Balance, July 31, 2024	$34,978	$23,831	$58,809

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINA
NCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

NOTE 12:	INVESTMENTS IN EQUITY SECURITIES

On August 19, 2022, we completed the UEX Acquisition (refer to Note 3), and our investment in UEX shares in the amount of $6,914 as of July 31, 2022 was re-measured to its fair value of $5,830 based on the closing price of UEX on August 19, 2022 and transferred as consideration for the UEX Acquisition.

The changes in our investments in equity securities are summarized as follows:

	July 31, 2024	July 31, 2023
Balance, beginning of year	$38,656	$14,834
Transferred as consideration for UEX Acquisition (Note 3)	—	(5,830)
Acquired from UEX Acquisition (Note 3)	—	135
Investment in publicly listed companies	12,115	47,192
Sale of investment in public listed companies	(3,008)	(4,590)
Fair value gain (loss) on equity securities (Note 19)	27,505	(13,083)
Foreign exchange difference	(4)	(2)
Balance, end of year	75,264	38,656
Current investment in equity securities	(68,731)	-
Non-current investment in equity securities	$6,533	$38,656

The cumulative revaluation adjustment since acquisition of the equity securities held as at July 31, 2024 is a gain of $13,900.

NOTE 13:	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at July 31, 2024, accounts payable and accrued liabilities consisted of the following:

	July 31, 2024	July 31, 2023
Trade payables	$15,863	$5,576
Accrued purchases	2,977	2,467
Accrued payroll liabilities	4,098	2,482
	$22,938	$10,525

NOTE 14:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project, Alto Paraná Titanium Project, Christensen Ranch Mine and Irigaray Processing Facility pursuant to the U1A Acquisition, as well as the AROs related to the Roughrider Acquisition and the UEX Acquisition.

	July 31, 2024	July 31, 2023
Balance, beginning of year	$18,670	$17,276
Accretion	988	949
Assumed from Roughrider Acquisition (Note 4)	-	445
Assumed from UEX Acquisition (Note 3)	-	211
Addition	-	14
Liabilities settled in cash	(33)	(220)
Foreign exchange difference	-	(5)
Balance, end of year	$19,625	$18,670
Current asset retirement obligations	(2,953)	(1,515)
Non-current assets retirement obligations	$16,672	$17,155

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2024	July 31, 2023
Undiscounted amount of estimated cash flows	$29,030	$29,064

Payable in years	1 to 23	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expre
ssed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

The undiscounted amounts of estimated cash flows for the next five years and beyond are as follows:

Fiscal 2025	$2,953
Fiscal 2026	2,489
Fiscal 2027	2,509
Fiscal 2028	1,990
Fiscal 2029	2,319
Remaining balance	16,770
$29,030

NOTE 15:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued Replacement Warrants (refer to Note 3) in connection with the closing of the UEX Acquisition.  The Replacement Warrants are accounted for as derivative liabilities as the exercise prices of the Replacement Warrants are denominated in Canadian dollars which differs from our functional currency.

As at July 31, 2024, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

	July 31, 2024	July 31, 2023
Exercise Price in U.S. dollars	2.333 to3.2222	2.444 to3.3636
Exercise Price in Canadian dollars	CAD$3.22 to CAD$4.44	CAD$3.22 to CAD$4.44
Expected Risk Free Interest Rate	5.42%	5.25%
Expected Volatility	55.00%	64.43%
Expected Life in Years	0.1	1.1
Expected Dividend Yield	0.00%	0.00%

The movement in derivative liabilities during the period is as follows:

	July 31, 2024	July 31, 2023
Balance, beginning of year	$4,313	$—
Derivative liabilities assumed from UEX Acquisition (Note 3)	-	8,903
Exercise of Replacement Warrants	(9,509)	(1,297)
Change in fair value	8,226	(3,293)
Balance, end of year	$3,030	$4,313
Current derivative liabilities	(3,030)	-
Non-current derivative liabilities	$-	$4,313

Subsequent to July 31, 2024, 1,043,172 Replacement Warrants were exercised and proceeds of $3,387 were received.  The remaining 40,329 were expired unexercised on September 7, 2024.

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

On May 14, 2021, we entered into an at-the-market offering agreement (the “2021 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “ATM Managers”) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us.

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the ATM Managers selected by us (the “November 2021 ATM Offering”; and, collectively with the May 2021 ATM Offering, the “2021 ATM Offering”).

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

On November 16, 2022, we entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with the ATM Managers as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the ATM Managers selected by us.

During Fiscal 2022, we issued 47,507,536 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $167,588. The total issuance costs were $3,833, which includes compensation of $3,774 paid to the ATM Managers.

During Fiscal 2023, we issued 15,171,253 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $59,816. The total issuance costs were $1,396, which includes compensation of $1,346 paid to the ATM Managers.

During Fiscal 2024, we issued 26,375,699 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $171,738. The total issuance costs were $3,864, all of which were related to compensation paid to the ATM Managers.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STA
TEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at July 31, 2024, and the changes during the periods, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2021	5,387,323	$1.90
Exercised	(1,771,869)	1.88
Balance, July 31, 2022	3,615,454	1.92
Issuance of Replacement Warrants (Note 3,15)	4,660,580	2.95
Exercised	(4,359,086)	1.73
Expired	(59,918)	1.80
Balance, July 31, 2023	3,857,030	3.31
Exercised	(2,591,711)	3.13
Balance, July 31, 2024	1,265,319	$3.29

A summary of share purchase warrants outstanding and exercisable as at July 31, 2024 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$3.16	1,083,501	0.10	September 7, 2024
4.13	181,818	1.68	April 5, 2026
$3.29	1,265,319	0.33

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we received cash proceeds totaling $8,119, $7,554 and $3,589, respectively, from the exercise of share purchase warrants.

Subsequent to July 31, 2024, 1,043,172 Replacement Warrants with an expiry of September 7, 2024 were exercised and proceeds of $3,387 were received.

NOTE 17:	STOCK-BASED COMPENSATION

Stock Options

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we granted stock options under our stock incentive plans to certain of our directors, officers, employees and consultants to purchase an aggregate of 483,461, 3,507,004 and 1,279,692 shares of the Company, respectively, which are subject to a 24-month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.  In addition, during Fiscal 2023, we granted performance stock options (“PSO”s) under our current stock incentive plan to certain of our directors and officers to purchase an aggregate up to 150,367 shares of the Company.  No PSOs were granted in Fiscal 2024 and Fiscal 2022.  The PSOs granted in Fiscal 2023 are subject to a three-year vesting provision whereby one-third of the total PSOs become exercisable at the end of each of the first, second and third year after the date of grant.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Valuation Model, with the following weighted average assumptions:

	Year Ended July 31,
	2024 (1)	2023	2022
Expected Risk Free Interest Rate	4.05%	4.14%	2.73%
Expected Volatility	78.83%	79.43%	78.75%
Expected Life in Years	5.00	4.90	4.96
Expected Dividend Yield	0%	0%	0%
Weighted-Average Grant Date Fair Value	$3.71	$2.18	$2.45

(1) The assumptions used for the fair value measurement of the Replacement Options are excluded in the table below as they have been separately disclosed in Note 3.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDAT
ED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

A continuity schedule of outstanding stock options as at July 31, 2024, and the changes during the fiscal year periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2021	10,404,333	$1.21
Granted	1,279,692	3.80
Exercised	(2,728,498)	1.17
Expired	(75,000)	2.50
Balance, July 31, 2022	8,880,527	1.58
Granted	3,507,004	2.46
Exercised	(3,995,897)	1.63
Forfeited	(24,651)	3.18
Expired	(40,000)	1.53
Balance, July 31, 2023	8,326,983	1.92
Granted	483,461	5.62
Exercised	(3,451,746)	1.33
Forfeited	(203,359)	1.70
Expired	(52,000)	2.62
Balance, July 31, 2024	5,103,339	$2.66

The table below sets forth the number of shares issued and cash received upon exercise of stock options:

	Year Ended July 31,
	2024	2023	2022
Number of Options Exercised on Cash Basis	492,112	365,537	872,580
Number of Options Exercised on Non-Cash Basis	2,959,634	3,630,360	1,855,918
Total Number of Options Exercised	3,451,746	3,995,897	2,728,498

Number of Shares Issued on Cash Exercise	492,112	365,537	872,580
Number of Shares Issued on Non-Cash Basis	1,953,636	1,986,007	1,279,515
Total Number of Shares Issued Upon Exercise of Options	2,445,748	2,351,544	2,152,095

Cash Received from Exercise of Stock Options	$681	$553	$934
Total Intrinsic Value of Options Exercised	$19,137	$8,867	$8,336

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in Thousands of U.S. dollars unless otherwise stated)

JULY 31, 2024

A continuity schedule of outstanding unvested stock options at July 31, 2024, and the changes during the fiscal year periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2021	3,891,207	$0.66
Granted	1,279,692	2.45
Vested	(2,984,745)	0.59
Balance, July 31, 2022	2,186,154	1.79
Issuance of Replacement Options (Note 3)	2,301,750	1.75
Granted	1,205,254	2.18
Forfeited	(24,651)	2.00
Vested	(3,865,242)	1.66
Balance, July 31, 2023	1,803,265	2.28
Granted	483,461	3.71
Forfeited	(24,400)	2.31
Vested	(1,175,338)	2.35
Balance, July 31, 2024	1,086,988	$2.83

As at July 31, 2024, the aggregate intrinsic value of all outstanding stock options granted was estimated at $16,717 (vested: $14,980 and unvested: $1,737).  As at July 31, 2024, the unrecognized compensation cost related to unvested stock options was $2,181, which is expected to be recognized over 1.14 years.

A summary of stock options outstanding and exercisable as at July 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise	Outstanding at	Weighted Average	Weighted Average Remaining Contractual Term	Exercisable at	Weighted Average	Weighted Average Remaining Contractual Term
Prices	July 31, 2024	Exercise Price	(Years)	July 31, 2024	Exercise Price	(Years)
$0.91 to $0.99	1,440,500	$0.92	5.76	1,440,500	$0.92	5.76
$1.00 to $1.99	475,000	1.10	5.96	475,000	1.10	5.96
$2.00 to $2.99	537,149	2.26	6.92	537,149	2.26	6.92
$3.00 to $3.99	2,164,729	3.61	8.18	1,550,559	3.68	8.03
$4.00 to $4.99	7,500	4.56	8.81	2,500	4.48	8.67
$5.00 to $5.99	428,318	5.48	9.96	3,125	5.16	9.16
$6.00 to $6.99	40,143	6.70	9.63	5,018	6.70	9.63
$7.00 to $7.63	10,000	7.63	9.48	2,500	7.63	9.48
	5,103,339	$2.66	7.32	4,016,351	$2.20	6.82

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINA
NCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

Restricted Stock Units

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, the Company granted RSUs to certain directors and officers of the Company under our then stock incentive plans.  RSUs granted during Fiscal 2024, Fiscal 2023 and Fiscal 2022 have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant.  The fair value of these RSUs was determined using the share prices at the respective grant dates.

A continuity schedule of outstanding RSUs as at July 31, 2024, and the changes during the fiscal year end periods, is as follows:

	Number of Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Balance, July 31, 2021	997,612	$1.42
Granted	346,790	4.03
Vested	(508,368)	1.25
Balance, July 31, 2022	836,034	2.61
Granted	620,386	3.32
Vested	(464,985)	2.02
Forfeited	(11,935)	3.98
Balance, July 31, 2023	979,500	3.32
Granted	642,464	5.57
Vested	(454,284)	3.14
Balance, July 31, 2024	1,167,680	$4.63

A summary of outstanding unvested RSUs as at July 31, 2024, is as follows:

	Number of Restricted	Grant Date	Remaining Life	Aggregate Intrinsic
Grant Date	Stock Units	Fair Value	(Years)	Value
May 01, 2022	19,608	$4.25	0.84	$116
July 29, 2022	92,015	3.98	1.08	546
July 31, 2023	413,593	3.32	2.08	2,453
Jan 02, 2024	1,166	6.44	2.51	7
Jan 22, 2024	8,919	7.63	0.56	53
Mar 13, 2024	2,288	6.49	0.70	14
Apr 01, 2024	20,000	7.07	2.75	119
Jul 26, 2024	610,091	5.49	3.07	3,618
	1,167,680	$4.63	2.50	$6,926

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, the number of RSUs vested, the net RSU shares issued and the net RSU shares forfeited as payments of tax withholding amounts were as follows:

	Year Ended July 31,
	2024	2023	2022
Number of RSUs vested	454,284	464,985	508,368
Number of net RSU shares issued	250,994	261,232	267,681
Number of RSU shares forfeited as payments of withholding amounts	203,290	203,753	240,687

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, stock-based compensation relating to the RSUs were $1,822, $1,105 and $780, respectively.

As at July 31, 2024, unrecognized compensation costs related to unvested RSUs totaled $4,415, which is expected to be recognized over a period of approximately 1.86 years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

JULY 31, 2024

Performance Based Restricted Stock Units

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, the Company granted 718,308, 551,923 and 241,632 target PRSUs (the “Target PRSUs”) and allocated up to the same amount of respective PRSUs (the “Additional PRSUs”, and together with the Target PRSUs, the “PRSUs”), respectively, to the Company’s executive officers under our then stock incentive plans.  These PRSUs vest based on certain performance goals measured by the Company’s share price relative to the Global X Uranium ETF share price over a three-year period (the “Performance Period”).  The PRSUs vest based on relative Total Shareholder Return’s (“TSR”) (stock price appreciation) over the measurement period from the grant date of the PRSUs (the “Measurement Period”).

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

	Year Ended July 31,
	2024	2023	2022
Expected Risk Free Interest Rate	4.20%	4.52%	2.80%
Expected Volatility	73.50%	84.56%	90.90%
Expected Dividend Yield	0%	0%	0%
Expected Life in Years	3.00	3.00	3.00
Correlation	83.80%	81.22%	76.89%
Grant Price	$5.49	$3.32	$3.98
Grant Date Fair Value	$5.41	$3.35	$4.80

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINA
NCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

A continuity schedule of unvested PRSUs as at July 31, 2024, and the changes during the fiscal year end periods, is as follows:

	Number of Unvested	Weighted Average Grant Date
	PRSUs	Fair Value
Balance, July 31, 2021	1,250,451	$1.67
Granted	241,632	4.80
Vested	(757,501)	1.15
Balance, July 31, 2022	734,582	3.24
Granted	551,923	3.35
Balance, July 31, 2023	1,286,505	3.29
Granted	718,308	5.41
Vested	(492,950)	2.48
Balance, July 31, 2024	1,511,863	$4.56

During Fiscal 2024, Fiscal 2023 and Fiscal 2022, stock-based compensation related to amortization of PRSUs totaled $710, $397 and $293, respectively.  As at July 31, 2024, unrecognized compensation costs relating to unvested PRSUs totaled $2,739, which is expected to be recognized over a weighted average period of approximately 2.54 years.

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2024, Fiscal 2023 and Fiscal 2022, is as follows:

	Year Ended July 31,
	2024	2023	2022
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$445	$770
Amortization of stock option expenses	347	561	220
Amortization of RSU expenses	41	-	-
	388	1,006	990
Stock-Based Compensation for Management
Common stock issued to management	-	-	-
Amortization of stock option expenses	611	400	471
Amortization of RSU and PRSU expenses	2,399	1,370	1,035
	3,010	1,770	1,506
Stock-Based Compensation for Employees
Common stock issued to employees	-	888	1,187
Amortization of stock option expenses	1,682	1,727	960
Amortization of RSU expenses	92	132	38
	1,774	2,747	2,185

	$5,172	$5,523	$4,681

NOTE 18:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of sales and service revenue and cost of sales and service revenue:

	Year Ended July 31,
	2024	2023	2022
Sales of purchased uranium inventory	$-	$163,950	$22,946
Revenue from toll processing services	224	439	215
Total sales and service revenue	$224	$164,389	$23,161

Cost of purchased uranium inventory	$-	$(114,353)	$(15,689)
Cost of toll processing services	(187)	(366)	(179)
Total cost of sales and services	$(187)	$(114,719)	$(15,868)

URANIUM ENERGY CORP.
NOTES
TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

The table below provides a breakdown of major customers:

	Year Ended July 31,
	2024	2023
Customer A	0%	22%
Customer B	0%	16%
Customer C	0%	13%
Customer D	0%	12%
Customer E	0%	11%
Customer F	0%	7%
Customer G	0%	3%
Others	100%	16%
	100%	100%

NOTE 19:	FAIR VALUE GAIN (LOSS) ON EQUITY SECURITIES

Fair value gain (loss) on equity securities consisted of the following:

	Year Ended July 31,
	2024	2023	2022
Unrealized and realized gain (loss) from common shares and warrants of publicly listed companies	$27,505	$(11,999)	$(1,351)
Realized loss from investment in UEX shares transferred as consideration for UEX Acquisition	-	(1,084)	-
Total	$27,505	$(13,083)	$(1,351)

Our investments in equity securities are Level 1 financial instruments, which were re-valued using quoted share prices.

NOTE 20:	GENERAL AND ADMINISTRATIVE EXPENSES

The table below provides a breakdown of general and administrative expenses:

	Year Ended July 31,
	2024	2023	2022
Salaries and management fees	$7,705	$5,168	$4,281
Office, investor relations, communication, insurance and travel	5,807	6,801	4,501
Foreign exchange (gain) loss	(151)	71	317
Professional fees	3,340	2,609	1,387
Sub-total	16,701	14,649	10,486
Stock-based compensation	5,172	5,415	4,540
Total general and administrative expenses	$21,873	$20,064	$15,026

NOTE 21:	NET INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted income (loss) per share for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Year Ended July 31,
Numerator	2024	2023	2022
Net Income (Loss) for the Year	$(29,221)	$(3,307)	$5,252

Denominator
Basic Weighted Average Number of Shares	397,309,780	364,789,621	271,019,472
Dilutive Effect of Stock Awards and Warrants	-	-	9,082,601
Diluted Weighted Average Number of Shares	397,309,780	364,789,621	280,102,073

Net Income (Loss) Per Share - Basic	$(0.07)	$(0.01)	$0.02
Net Income (Loss) Per Share - Diluted	$(0.07)	$(0.01)	$0.02

For Fiscal 2024 and Fiscal 2023, all outstanding share purchase warrants and stock awards including stock options, RSUs and PRSUs were excluded from the computation of diluted loss per share as their effects would be anti-dilutive.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

NOTE 22:	INCOME TAXES

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2024	2023	2022
Federal income tax provision rate	21.00%	21.00%	21.00%
State income tax provision rate, net of federal income tax effect	2.89%	2.89%	2.95%
Total income tax provision rate	23.89%	23.89%	23.95%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes.

The components of these differences are as follows:

	Year Ended July 31,
	2024	2023	2022
Income (Loss) before income taxes	$(34,255)	$(2,437)	$5,247
Corporate tax rate	23.89%	23.89%	23.95%
Expected tax expense (recovery)	(8,184)	(582)	1,257
Increase (decrease) resulting from
Foreign tax rate differences	(151)	(83)	158
Permanent differences	4,155	1,486	(326)
Prior year true-up	(81)	(464)	6
Change in state tax rate	77	(182)	(460)
Foreign exchange rate differences	(1,231)	1,687	(4)
Other	-	1,138	188
Change in valuation allowance	381	(2,130)	(824)
Deferred tax expense (recovery)	$(5,034)	$870	$(5)

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in tho
usands of U.S. dollars unless otherwise stated)

July 31, 2024

As at July 31, 2024, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged.  As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2024	2023	2023
United States	$(13,928)	$5,192	$6,054
Canada	(19,468)	(6,720)	268
Paraguay	(859)	(909)	(1,075)
	$(34,255)	$(2,437)	$5,247

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2024	July 31, 2023
Deferred tax assets (liabilities)
Mineral properties	$2,107	$2,191
Exploration costs	6,176	1,774
Stock option expense	2,448	3,628
Depreciable property	1,098	1,115
Inventories	334	(3,909)
Asset retirement obligations	4,267	3,130
Investment in equity securities	(3,351)	465
Equity accounted for investment	(4,190)	(3,906)
Other	(3,643)	1,052
Section 163(j) interest expense carry forwards	3,307	4,160
Loss carry forwards	72,214	68,661
	80,767	78,361
Valuation allowance	(78,741)	(78,361)
Deferred tax assets	2,026	-

Deferred tax liabilities
Mineral properties	(66,373)	(71,080)
Net deferred tax liabilities	$(64,347)	$(71,080)

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2025	$2,398
July 31, 2026	4,703
July 31, 2027	3,171
July 31, 2028	2,798
July 31, 2029	10,332
Between July 31, 2030 and 2037	155,228
No expiry	116,754
$295,384

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in
thousands of U.S. dollars unless otherwise stated)

July 31, 2024

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

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$133
July 31, 2028	456
July 31, 2029	557
July 31, 2030	553
July 31, 2031	759
Remaining balance	8,300
$10,758

NOTE 23:	SEGMENT INFORMATION

During the fourth quarter of Fiscal 2024, we revised the financial information which our Chief Executive Officer, who is our chief operating decision maker ("CODM"), uses to evaluate performance and allocate resources. As a result, the Company’s reportable segments have been changed to four mining segments plus a corporate and administrative segment.

Segment results for the prior periods have been updated to reflect the change in reportable segments. The tables below provide financial information relating to the Company’s segments. All intercompany transactions have been eliminated.

Year ended July 31, 2024	Sales and service revenue	Depreciation, amortization and accretion	Income (loss) from equity-accounted investment	Income (loss) before income taxes	Total assets	Equity-Accounted Investments	Long-lived assets other than financial instruments	Total expenditures for additions to long-lived assets
Mining
Wyoming	$224	$1,584	$-	$(14,741)	$169,740	$-	$162,816	$646
Texas	-	500	-	(12,912)	23,776	-	21,028	408
Saskatchewan	-	84	-	(13,247)	378,368	-	377,550	2,281
Others	-	4	-	(916)	20,789	-	20,397	119
Corporate and administrative	-	11	1,017	7,561	297,155	58,809	200	3
Consolidated	$224	$2,183	$1,017	$(34,255)	$889,828	$58,809	$581,991	$3,457

Year ended July 31, 2023	Sales and service revenue	Depreciation, amortization and accretion	Income (loss) from equity-accounted investment	Income (loss) before income taxes	Total asset	Equity-Accounted Investments	Long-lived assets other than financial instruments	Total expenditures for additions to long-lived assets
Mining
Wyoming	$439	$1,526	$-	$(9,142)	$169,706	$-	$162,448	$62
Texas	-	460	-	(8,429)	23,500	-	20,710	355
Saskatchewan	-	3	-	(6,842)	386,356	-	384,728	386,684
Others	-	6	-	(1,619)	20,658	-	20,288	100
Corporate and administrative	163,950	12	(994)	23,595	137,369	48,110	193	15
Consolidated	$164,389	$2,007	$(994)	$(2,437)	$737,589	$48,110	$588,367	$387,216

Year ended July 31, 2022	Sales and service revenue	Depreciation, amortization and accretion	Income (loss) from equity-accounted investment	Income (loss) before income taxes	Total asset	Equity-Accounted Investments	Long-lived assets other than financial instruments	Total expenditures for additions to long-lived assets
Mining
Wyoming	$215	$983	$-	$(5,320)	$170,115	$-	$163,149	$13
Texas	-	375	-	(7,962)	24,608	-	21,259	591
Saskatchewan	-	-	-	(5)	982	-	982	435
Others	-	6	-	(1,589)	20,675	-	20,195	638
Corporate and administrative	22,946	15	4,126	20,123	137,867	24,177	209	8
Consolidated	$23,161	$1,379	$4,126	$5,247	$354,247	$24,177	$205,794	$1,685

URANIUM ENERGY CORP.
NOTES TO THE CONSO
LIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2024

NOTE 24:	SUBSEQUENT EVENT

Acquisition of Wyoming project

On September 20, 2024, the Company, through its wholly-owned subsidiary, UEC Sweetwater Corp., a Delaware corporation (the “Buyer”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Rio Tinto America Inc., a Delaware corporation (the “Seller”), pursuant to which the Company through the Buyer will acquire from the Seller all of the issued and outstanding shares of capital stock (the “Shares”) of (i) Kennecott Uranium Company, a Delaware corporation (“KUC”), which is a joint venture participant of, and owns a 50% ownership interest in, the Green Mountain Mining Venture, an unincorporated Wyoming contractual joint venture (“GMMV”), and (ii) Wyoming Coal Resources Company, a Delaware corporation (“WCRC”), which is a joint participant of, and owns a 50% ownership interest in GMMV (collectively, the “Acquisition”). KUC, WCRC and GMMV, collectively, own or hold the assets, rights and obligations comprised of: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming owned by KUC, WCRC and GMMV, and related facilities and impoundments; (ii) the Jackpot and Big Eagle properties located in Wyoming; (iii) the mineral and real property interests which are owned or leased by KUC, WCRC or GMMV, subject to the permitted encumbrances, including patented and unpatented mining and millsite claims, leaseholds, and material easements and rights-of-way of record; and (iv) the other rights and interests in uranium mineralization located in Fremont and Sweetwater Counties, Wyoming owned or held by any of KUC, WCRC or GMMV (collectively, the “Project”).

The consideration for the Acquisition payable at closing of the Stock Purchase Agreement is $175 million in cash, subject to customary working capital adjustments as provided for in the Stock Purchase Agreement, with closing expected to occur in the first quarter of fiscal year 2025.

Upon completion of the Acquisition, the Company will arrange to replace approximately $25 million in surety bonds securing future reclamation costs relating to the Project. In addition, from and after the completion of the Acquisition the Company and the Buyer shall continue to indemnify the Seller from most of the liabilities associated with the Project.

The closing of the Acquisition is subject to certain conditions customary for an Acquisition of this nature, including that the Wyoming Nuclear Regulator shall have preliminarily approved the application for the transfer of a Radioactive Materials License to the Buyer, and the same shall not have been stayed or enjoined.

Other subsequent events

Except as disclosed elsewhere in these financial statements, subsequent to July 31, 2024,

●	we received gross proceeds of approximately $55 million from the sale of certain of our investment in equity securities as at September 26, 2024; and

●	we entered into an agreement to sell 100,000 pounds of our physical uranium inventory at a price of $80.25 per pound and with a settlement date on or about October 18, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: September 26, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: September 26, 2024.

By:	/s/ Pat Obara
Pat Obara
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)
Date: September 26, 2024.

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: September 26, 2024.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: September 26, 2024.

By:	/s/ David Kong
David Kong
Director
Date: September 26, 2024.

By:	/s/ Trecia Canty
Trecia Canty
Director
Date: September 26, 2024.

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: September 26, 2024.