Form 10-Q
period 2024-10-31
URANIUM ENERGY CORP
filed 2024-12-05
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 423,088,115 shares of common stock outstanding as of December 4, 2024.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended October 31, 2024

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	October 31, 2024	July 31, 2024

CURRENT ASSETS
Cash and cash equivalents		$190,596	$87,533
Inventories	3	66,074	75,833
Prepaid expenses and deposits		3,840	2,453
Other current assets		687	694
Investment in equity securities	8	-	68,731
TOTAL CURRENT ASSETS		261,197	235,244

MINERAL RIGHTS AND PROPERTIES	4	555,958	557,583
PROPERTY, PLANT AND EQUIPMENT	5	21,330	20,465
RESTRICTED CASH	6	7,251	7,251
EQUITY-ACCOUNTED INVESTMENTS	7	58,438	58,809
INVESTMENT IN EQUITY SECURITIES	8	10,541	6,533
OTHER NON-CURRENT ASSETS		3,083	3,943
TOTAL ASSETS		$917,798	$889,828

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$9,435	$22,938
Asset retirement obligations - current	9	2,953	2,953
Derivative liabilities	10	-	3,030
Other current liabilities		315	301
TOTAL CURRENT LIABILITIES		12,703	29,222

ASSET RETIREMENT OBLIGATIONS	9	16,926	16,672
OTHER NON-CURRENT LIABILITIES		1,407	1,474
DEFERRED TAX LIABILITIES		62,744	64,347
TOTAL LIABILITIES		93,780	111,715

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 419,142,428 shares issued and outstanding (July 31, 2024 - 410,355,768)	11	419	410
Additional paid-in capital		1,178,215	1,110,433
Accumulated deficit		(339,059)	(318,901)
Accumulated other comprehensive loss		(15,557)	(13,829)
TOTAL EQUITY		824,018	778,113
TOTAL LIABILITIES AND EQUITY		$917,798	$889,828

COMMITMENTS AND CONTINGENCIES	3,9
SUBSEQUENT EVENTS	3,11

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended
		October 31,
	Notes	2024	2023
SALES AND SERVICE REVENUE	13	$17,087	$108
COST OF SALES AND SERVICES	13	(10,836)	(90)
GROSS PROFIT		6,251	18

OPERATING COSTS
Mineral property expenditures	4	13,514	5,686
General and administrative		5,342	5,200
Depreciation, amortization and accretion	4,5,9	598	517
TOTAL OPERATING COSTS		19,454	11,403
LOSS FROM OPERATIONS		(13,203)	(11,385)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(341)	(201)
Income (loss) from equity-accounted investments	7	(476)	1,459
Gain on disposition of assets		8	1
Fair value gain (loss) on equity securities	8	(10,349)	17,313
Gain (loss) on revaluation of derivative liabilities	10	1,706	(6,901)
Interest income		1,124	214
Others		36	15
OTHER INCOME (EXPENSES)		(8,292)	11,900
INCOME (LOSS) BEFORE INCOME TAXES		(21,495)	515
DEFERRED TAX RECOVERY		1,337	2,806
NET INCOME (LOSS) FOR THE PERIOD		(20,158)	3,321

OTHER COMPREHENSIVE LOSS
Translation loss		(1,728)	(11,049)
TOTAL OTHER COMPREHENSIVE LOSS		(1,728)	(11,049)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(21,886)	$(7,728)

NET INCOME (LOSS) PER SHARE	14
Basic		$(0.05)	$0.01
Diluted		$(0.05)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		412,138,998	382,380,679
Diluted		412,138,998	391,423,178

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Three Months Ended October 31,
	Notes	2024	2023

OPERATING ACTIVITIES
Net income (loss) for the period		$(20,158)	$3,321
Adjustments to reconcile net income (loss) to cash flows in operating activities
Stock-based compensation	12	1,821	1,572
Depreciation, amortization and accretion	4,5,9	598	517
(Income) loss from equity-accounted investments	7	476	(1,459)
Gain on disposition of assets		(8)	(1)
(Gain) loss on revaluation of equity securities	8	10,349	(17,313)
(Gain) loss on revaluation of derivative liabilities	10	(1,706)	6,901
Deferred tax recovery		(1,337)	(2,806)
Changes in operating assets and liabilities
Inventories		9,992	(36,732)
Prepaid expenses and deposits		(593)	(7,587)
Other current assets		2	148
Accounts payable and accrued liabilities		(10,899)	7,691
Other liabilities		11	21
NET CASH USED IN OPERATING ACTIVITIES		(11,452)	(45,727)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	11,12	64,647	56,534
Payments for withholding of employee taxes related to options, RSUs and PRSUs		(2,637)	(667)
NET CASH PROVIDED BY FINANCING ACTIVITIES		62,010	55,867

INVESTING ACTIVITIES
Investment in mineral rights and properties		(114)	(1,160)
Capital contribution to equity-accounted investment	7	(538)	(653)
Purchase of additional interest in equity-accounted investment	7	-	(5,676)
Investment in equity securities	8	-	(811)
Proceeds from sale of equity securities	8	54,372	3,427
Purchase of property, plant and equipment		(1,219)	(609)
Proceeds from disposition of assets	8	8	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		52,509	(5,482)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		103,067	4,658
FOREIGN EXCHANGE DIFFERENCE ON CASH		(4)	(32)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		94,784	52,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD		$197,847	$57,491

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113
Common stock
Issued under ATM offerings, net of issuance costs	7,595,626	8	61,223	-	-	61,231
Issued upon exercise of stock options	121,037	-	120	-	-	120
Issued upon exercise of warrants	1,054,997	1	4,618	-	-	4,619
Stock-based compensation
Common stock issued for consulting services	15,000	-	88	-	-	88
Amortization of stock-based compensation	-	-	1,733	-	-	1,733
Net loss for the period	-	-	-	(20,158)	-	(20,158)
Other comprehensive loss	-	-	-	-	(1,728)	(1,728)
Balance, October 31, 2024	419,142,428	$419	$1,178,215	$(339,059)	$(15,557)	$824,018

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2023	378,452,864	$378	$924,737	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offerings, net of issuance costs	10,770,000	11	56,259	-	-	56,270
Issued upon exercise of stock options	445,861	1	263	-	-	264
Stock-based compensation
Amortization of stock-based compensation	-	-	1,572	-	-	1,572
Net income for the period	-	-	-	3,321	-	3,321
Other comprehensive loss	-	-	-	-	(11,049)	(11,049)
Balance, October 31, 2023	389,668,725	$390	$982,831	$(286,359)	$(14,657)	$682,205

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 1:	NATURE OF OPERATIONS

Uranium Energy Corp. was incorporated in the State of Nevada on May 16, 2003.  Uranium Energy Corp. and its subsidiary companies and a controlled partnership (collectively, the “Company” or “we”) are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, on projects located in the United States, Canada and the Republic of Paraguay.

As at October 31, 2024, we had working capital (current assets less current liabilities) of $248.49 million including cash and cash equivalents of $190.60 million and purchased uranium inventories of $64.63 million. We believe our existing cash resources and net proceeds of $31.04 million received from the issuance of common stock under our at-the-market offering subsequent to October 31, 2024, and if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations including uranium mining and our inventory purchase commitments for 12 months from the date that these interim condensed consolidated financial statements are issued, including a $175 million cash acquisition of a portfolio of uranium projects from Rio Tinto America Inc. with closing expected to occur during the quarter ending January 31, 2025. Upon completion of the acquisition, the Company will replace approximately $25 million in surety bonds securing future reclamation costs relating to the project.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars.  Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2024 (“Fiscal 2024”).  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made.  Operating results for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2025 (“Fiscal 2025”). All amounts in the tables are expressed in thousands of U.S. dollars unless otherwise stated.

Mineral Rights and Properties

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

Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold.  We are in the Exploration Stage which has resulted in our Company reporting larger losses than if it would have been in the Production Stage due to the expensing, instead of the capitalization of expenditures relating to ongoing mine development activities.  Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs had been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we would have been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method.  As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets.  All disclosure requirements under this ASU are also required for public entities with a single reportable segment.  This ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending July 31, 2025, and subsequent interim periods, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization, and expenses related to oil and gas activities. This ASU will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

NOTE 3:	INVENTORIES

As at October 31, 2024, we held 1,256,000 ( July 31, 2024: 1,466,000) pounds of purchased uranium concentrate inventory.  Costs of inventories consist of the following:

	October 31, 2024	July 31, 2024
Material and supplies	$359	$215
In-process inventory	903	-
Uranium concentrates from extraction	178	178
Purchased uranium inventories	64,634	75,440
	$66,074	$75,833

As of October 31, 2024, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments
	in Pounds	Purchase Price
Fiscal 2025	400,000	$16,050
Fiscal 2026	300,000	11,114
Total	700,000	$27,164

As of October 31, 2024, we were committed to sell 600,000 pounds of uranium inventory in the amount of $49.75 million for delivery between November 2024 to January 2025.

Subsequent to  October 31, 2024:

a) we sold 500,000 pounds of uranium inventory for $41.40 million at a weighted average price of $82.80 per pound; and

b) we entered into contracts to purchase 300,000 pounds of uranium inventory in the amount of $23.43 million at a weighted average price of $78.08 per pound, with delivery in December 2024.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at October 31, 2024, we own mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.  As of October 31, 2024, annual maintenance payments of approximately $5.93 million will be required to maintain these mineral rights.

As at October 31, 2024, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2024	$172,540	$376,523	$15,014	$564,077
Additions	114	-	-	114
Impact of foreign currency translation	-	(1,514)	-	(1,514)
Balance, October 31, 2024	172,654	375,009	15,014	562,677

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2024	(6,389)	(105)	-	(6,494)
Additions	(226)	-	-	(226)
Impact of foreign currency translation	-	1	-	1
Balance, October 31, 2024	(6,615)	(104)	-	(6,719)

Carrying Value
Balance, July 31, 2024	$166,151	$376,418	$15,014	$557,583
Balance, October 31, 2024	$166,039	$374,905	$15,014	$555,958

Mineral property expenditures recorded during the period are as follows:

	Three Months Ended October 31,
	2024	2023
Permitting and compliance	$290	$883
Property maintenance	1,249	985
Exploration	4,917	2,402
Development	4,682	526
Extraction readiness	2,376	890
Total	$13,514	$5,686

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 31, 2024			July 31, 2024
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$19,346	$(2,888)	$16,458	$19,346	$(2,708)	$16,638
Mining Equipment	4,442	(2,589)	1,853	3,740	(2,523)	1,217
Logging Equipment and Vehicles	3,964	(2,314)	1,650	3,452	(2,222)	1,230
Computer Equipment	302	(291)	11	300	(287)	13
Furniture and Fixtures	243	(194)	49	243	(190)	53
Buildings	337	(108)	229	337	(103)	234
Land	1,080	-	1,080	1,080	-	1,080
	$29,714	$(8,384)	$21,330	$28,498	$(8,033)	$20,465

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
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

Cash, cash equivalents and restricted cash are included in the following accounts:

	October 31, 2024	July 31, 2024
Cash and cash equivalents	$190,596	$87,533
Restricted cash	7,251	7,251
Total cash, cash equivalents and restricted cash	$197,847	$94,784

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less the amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of  October 31, 2024, approximately $180.0 million of our cash and cash equivalents are held in a single financial institution at one of the largest banks in Canada and subject to concentration risk.  The Company does not consider any of its financial assets to be impaired as of  October 31, 2024.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

As at October 31, 2024, we owned 17,978,364 shares of Uranium Royalty Corp. ("URC"), representing a 14.4% ( July 31, 2024: 14.8%) interest in URC.  In addition, two of our executive officers are members of URC’s board of directors.  Furthermore, one of these executive officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2024.  Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 14.4% to 13.1%.  URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”.  As at October 31, 2024, the fair value of our investment in URC was approximately $49.98 million ( July 31, 2024: $43.33 million).

As at October 31, 2024, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through our acquisition of UEX Corporation completed on August 19, 2022 (the “UEX Acquisition”).  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

We incurred $9 in exploration expenditures on behalf of JCU for the three months ended October 31, 2024.  As at October 31, 2024, the amount receivable from JCU totaled $5 ( July 31, 2024: $6).

During the three months ended October 31, 2024, the changes in carrying value of our equity-accounted investments are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2024	$34,978	$23,831	$58,809
Capital contribution	-	538	538
Share of loss	(62)	(419)	(481)
Gain on dilution of ownership interest	5	-	5
Foreign exchange difference	(253)	(180)	(433)
Balance, October 31, 2024	$34,668	$23,770	$58,438

For the three months ended October 31, 2024 and 2023, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended October 31,
	2024	2023
Share of income (loss)	$(481)	$1,038
Gain on dilution of ownership interest	5	421
Total	$(476)	$1,459

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	INVESTMENTS IN EQUITY SECURITIES

During the three months ended October 31, 2024, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2024	$75,264
Sale of investment in publicly listed companies	(54,372)
Fair value loss on equity securities	(10,349)
Foreign exchange difference	(2)
Balance, October 31, 2024	$10,541

The cumulative revaluation adjustment since acquisition of the equity securities held as at October 31, 2024 is a loss of $0.54 million.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2024	$19,625
Accretion	254
Balance, October 31, 2024	19,879
Asset retirement obligations, current	(2,953)
Asset retirement obligations, non-current	$16,926

The estimated amounts and timing of cash flows and assumptions used for ARO estimates are as follows:

	October 31, 2024	July 31, 2024
Undiscounted amount of estimated cash flows	$29,030	$29,030

Payable in years	1 to 23	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

Our undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2025	$2,953
Fiscal 2026	2,489
Fiscal 2027	2,509
Fiscal 2028	2,157
Fiscal 2029	2,813
Remaining balance	16,109
$29,030

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
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

As at October 31, 2024, there were no Replacement Warrants outstanding.  The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2024	$3,030
Exercise of Replacement Warrants	(1,324)
Change in fair value during the period	(1,706)
Balance, October 31, 2024	$-

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 11:	CAPITAL STOCK

Equity Financing

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (the “2022 Shelf”), which included an at-the-market offering agreement prospectus (the “ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

On November 16, 2022, we also entered into an at-the-market offering agreement (the “ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “ATM Managers”) as set forth in the ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the ATM Managers selected by us.

During the three months ended October 31, 2023, we issued 10,770,000 of the Company’s common stock under the ATM Offering for gross cash proceeds of $57.57 million. The total issuance costs were $1.30 million, all of which were related to compensation paid to the ATM Managers.

During the three months ended October 31, 2024, we issued 7,595,626 of the Company’s common stock under the ATM Offering for gross cash proceeds of $62.64 million. The total issuance costs were $1.41 million, all of which were related to compensation paid to the ATM Managers.

Subsequent to October 31, 2024, we issued 3,920,749 of the Company’s common stock under the ATM Offering for gross cash proceeds of $31.76 million. The total issuance costs were $0.71 million, all of which were related to compensation paid to the ATM Managers.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the three months ended October 31, 2024, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2024	1,265,319	$3.29
Exercised	(1,065,899)	3.21
Expired	(40,329)	2.35
Balance, October 31, 2024	159,091	$4.13

A summary of our share purchase warrants outstanding and exercisable as of October 31, 2024, is as follows:

	Number of	Weighted Average Remaining
Weighted Average	Warrants	Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
4.13	159,091	1.43	April 5, 2026

During the three months ended October 31, 2024, we received cash proceeds totaling $3.39 million from the exercise of share purchase warrants (three months ended October 31, 2023: $Nil).

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 12:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the three months ended October 31, 2024, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2024	5,103,339	$2.66
Granted	24,415	6.21
Exercised	(173,375)	2.85
Cancelled/Forfeited	(12,062)	4.32
Balance, October 31, 2024	4,942,317	2.67

The table below sets forth the number of shares issued and cash received upon exercise of our stock options:

	Three Months Ended October 31,
	2024	2023
Number of Options Exercised on a Cash Basis	46,275	189,250
Number of Options Exercised on a Non-Cash Basis	127,100	418,932
Total Number of Options Exercised	173,375	608,182
Number of Shares Issued on a Cash Basis	46,275	189,250
Number of Shares Issued on a Non-Cash Basis	74,762	256,611
Total Number of Shares Issued Upon Exercise of Options	121,037	445,861
Cash Received from Exercise of Stock Options	$120	$264
Total Intrinsic Value of Options Exercised	$809	$2,030

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding unvested stock options as of October 31, 2024, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2024	1,086,988	$2.83
Granted	24,415	4.09
Cancelled/Forfeited	(12,062)	2.85
Vested	(87,325)	3.19
Balance, October 31, 2024	1,012,016	$2.83

During the three months ended October 31, 2024, we granted stock options under our 2024 Stock Incentive Plan (the “Stock Incentive Plan”) to one of our officers to purchase an aggregate of 24,415 shares of the Company which are subject to a 24-month vesting provision whereby, at the end of each of the first 3 and 6 months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

For the three months ended October 31, 2024, the fair value of the stock options granted was $4.09 per share and it was estimated at the date of grant using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price	$6.21
Expected Risk Free Interest Rate	3.48%
Expected Volatility	79.75%
Expected Life in Years	5
Expected Dividend Yield	0.00%

As at October 31, 2024, the aggregate intrinsic value of all of our outstanding stock options was estimated at $23.47 million (vested: $20.39 million and unvested: $3.09 million).  As at October 31, 2024, our unrecognized compensation cost related to unvested stock options was $1.55 million ( July 31, 2024: $2.18 million), which is expected to be recognized over 1.06 years.

A summary of our stock options outstanding and exercisable as of October 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	October 31, 2024	Exercise Price	Term (Years)	October 31, 2024	Exercise Price	Term (Years)
$0.91 to $0.99	1,400,750	$0.92	5.51	1,400,750	$0.92	5.51
$1.00 to $1.99	475,000	1.10	5.71	475,000	1.10	5.71
$2.00 to $2.99	522,149	2.26	6.67	522,149	2.26	6.67
$3.00 to $3.99	2,041,229	3.61	7.91	1,458,559	3.68	7.68
$4.00 to $4.99	6,250	4.62	8.68	3,750	4.56	8.56
$5.00 to $5.99	422,381	5.48	9.71	57,556	5.45	9.64
$6.00 to $6.99	64,558	6.51	9.58	10,037	6.70	9.38
$7.00 to $7.63	10,000	7.63	9.23	2,500	7.63	9.23
	4,942,317	$2.67	7.07	3,930,301	$2.23	6.57

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

Restricted Stock Units

During the three months ended October 31, 2024, the Company granted 16,103 restricted stock units (“RSU”s) to one of our officers under our Stock Incentive Plan.  RSUs granted during the period have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant. The fair value of these RSUs was determined using the share prices at the respective grant dates.

A summary of our outstanding and unvested RSUs as of October 31, 2024, is as follows:

	Number of
	Restricted Stock	Grant Date	Remaining Life	Aggregate
Grant Date	Units	Fair Value	(Years)	Intrinsic Value
May 01, 2022	19,608	4.25	0.58	145
July 29, 2022	92,015	3.98	0.83	683
July 31, 2023	413,593	3.32	1.83	3,069
Jan 02, 2024	1,166	6.44	2.26	9
Jan 22, 2024	8,919	7.63	0.31	66
Mar 13, 2024	2,288	6.49	0.45	17
Apr 01, 2024	20,000	7.07	2.50	148
Jul 26, 2024	610,091	5.49	2.82	4,527
Sep 1, 2024	1,417	5.23	0.92	11
Oct 1, 2024	16,103	6.21	3.00	119
	1,185,200	$4.65	2.25	$8,794

During the three months ended October 31, 2024, our stock-based compensation related to RSUs was $0.75 million (three months ended October 31, 2023: $0.44 million).  As at October 31, 2024, our unrecognized compensation costs related to unvested RSUs totaled $3.77 million ( July 31, 2024: $4.42 million), which is expected to be recognized over a period of approximately 1.68 years.

Performance Based Restricted Stock Units

During the three months ended October 31, 2024, our stock-based compensation related to the amortization of performance based restricted stock units (each, a “PRSU”) totaled $0.29 million (three months ended October 31, 2023: $0.18 million).  As at October 31, 2024, our unrecognized compensation costs related to unvested PRSUs totaled $2.45 million ( July 31, 2024: $2.74 million), which is expected to be recognized over a period of approximately 2.31 years.

Stock-Based Compensation

A summary of our stock-based compensation expense for the three months ended  October 31, 2024, is as follows:

	Three Months Ended
	October 31,
	2024	2023
Stock-Based Compensation for Consultants
Common stock issued to consultants	$88	$-
Amortization of stock option expenses	55	121
Amortization of RSU expenses	17	-
	160	121
Stock-Based Compensation for Management
Amortization of stock option expenses	207	208
Amortization of RSU and PRSU expenses	968	594
	1,175	802
Stock-Based Compensation for Employees
Amortization of stock option expenses	434	632
Amortization of RSU expenses	52	17
	486	649
	$1,821	$1,572

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 13:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended October 31,
	2024	2023
Sales of purchased uranium inventory	$17,087	$-
Revenue from toll processing services	-	108
Total sales and service revenue	$17,087	$108

Cost of purchased uranium inventory	$(10,836)	$-
Cost of toll processing services	-	(90)
Total cost of sales and services	$(10,836)	$(90)

The table below provides a breakdown of major customers:

	Three Months Ended October 31,
	2024	2023
Customer A	53%	0%
Customer B	47%	0%
Customer C	0%	100%
	100%	100%

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024
(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 14:	INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended October 31,
Numerator	2024	2023
Net Income (Loss) for the Period	$(20,158)	$3,321
Denominator
Basic Weighted Average Number of Shares	412,138,998	382,380,679
Dilutive Effect of Stock Awards and Warrants	-	9,042,499
Diluted Weighted Average Number of Shares	412,138,998	391,423,178
Net Income (Loss) Per Share – Basic	$(0.05)	$0.01
Net Income (Loss) Per Share – Diluted	$(0.05)	$0.01

NOTE 15:	SEGMENTED INFORMATION

We currently operate in four reportable segments, three of which are focused on uranium mining and related activities, including exploration, pre-extraction, extraction and processing of uranium concentrates, plus a corporate and administrative segment.

Segment results for the prior periods have been updated to reflect the change in reportable segments. The tables below provide financial information relating to the Company’s segments. All intercompany transactions have been eliminated.:

Three months ended October 31, 2024	Sales and service revenue	Depreciation, amortization and accretion	Loss from equity-accounted investment	Interest income	Loss before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$-	$424	$-	$-	$(6,289)	$688
Texas	-	133	-	-	(4,621)	372
Saskatchewan	-	36	-	-	(4,441)	273
Others	-	3	-	-	(471)	-
Corporate and administrative	17,087	2	(476)	1,124	(5,673)	-
Consolidated	$17,087	$598	$(476)	$1,124	$(21,495)	$1,333

Three months ended October 31, 2023	Sales and service revenue	Depreciation, amortization and accretion	Income from equity- accounted investment	Interest income	Income (loss) before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$108	$386	$-	$-	$(2,520)	$-
Texas	-	121	-	-	(2,313)	18
Saskatchewan	-	6	-	-	(2,052)	1,732
Others	-	1	-	-	(441)	16
Corporate and administrative	-	3	1,459	214	7,841	3
Consolidated	$108	$517	$1,459	$214	$515	$1,769

As of October 31, 2024	Total assets	Equity-Accounted Investments	Long-lived assets other than financial instruments
Mining
Wyoming	$171,700	$-	$162,472
Texas	24,064	-	21,050
Saskatchewan	378,066	-	376,264
Others	20,830	-	20,396
Corporate and administrative	323,138	58,438	189
Consolidated	$917,798	$58,438	$580,371

As of July 31, 2024	Total assets	Equity-Accounted Investments	Long-lived assets other than financial instruments
Mining
Wyoming	$169,740	$-	$162,816
Texas	23,776	-	21,028
Saskatchewan	378,368	-	377,550
Others	20,789	-	20,397
Corporate and administrative	297,155	58,809	200
Consolidated	$889,828	$58,809	$581,991

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2024, and our Form 10-K Annual Report for Fiscal 2024, including the consolidated financial statements and related notes contained therein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2024, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2024, our most recently completed year end, to October 31, 2024, and our results of operations for the three months ended October 31, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2024.

Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2024.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completing in early 2025. At the same time, we have continued to advance our Roughrider and Burke Hollow Projects with resource expansions and development programs, respectively.

Uranium recovered from the Christensen Ranch Mine ISR Project will be processed at our Irigaray central processing plant (“CPP”).  The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine, Reno Creek, Moore Ranch and Ludeman projects. On October 16, 2024, we received approval from the Wyoming Department of Environmental Quality, Uranium Recovery Program, to increase the licensed production capacity at the Irigaray CPP to 4.0 million pounds of U3O8 annually.

In Texas, our fully-licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, where we utilize ISR mining.  We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins of up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

On September 20, 2024, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Rio Tinto America Inc., a Delaware corporation (the “Seller”), pursuant to which we will acquire from the Seller all of the issued and outstanding shares of capital stock (the “Shares”) of (i) Kennecott Uranium Company, a Delaware corporation (“KUC”), which is a joint venture participant of, and owns a 50% ownership interest in, the Green Mountain Mining Venture, an unincorporated Wyoming contractual joint venture (“GMMV”), and (ii) Wyoming Coal Resources Company, a Delaware corporation (“WCRC”), which is a joint participant of, and owns a 50% ownership interest in GMMV (collectively, the “Acquisition”).  KUC, WCRC and GMMV, collectively, own or hold the assets, rights and obligations comprised of: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming, owned by KUC, WCRC and GMMV, and related facilities and impoundments; (ii) the Jackpot and Big Eagle properties located in Wyoming; (iii) the mineral and real property interests which are owned or leased by KUC, WCRC or GMMV, subject to the permitted encumbrances, including patented and unpatented mining and millsite claims, leaseholds, material easements and rights-of-way of record; and (iv) the other rights and interests in uranium mineralization located in Fremont and Sweetwater Counties, Wyoming, owned or held by any of KUC, WCRC or GMMV (collectively, the “Project”).  The consideration for the Acquisition payable at closing of the Stock Purchase Agreement is $175 million in cash, subject to customary working capital adjustments as provided for in the Stock Purchase Agreement, with closing expected to occur during the quarter ending January 31, 2025.  Upon completion of the Acquisition, we will replace approximately $25 million in surety bonds securing future reclamation costs relating to the Project. In addition, from and after the completion of the Acquisition we shall continue to indemnify the Seller from most of the liabilities associated with the Project. The closing of the Acquisition is subject to certain conditions customary for an Acquisition of this nature, including that the approval by the Wyoming Nuclear Regulator for the transfer of a Radioactive Materials License to us, which was issued on November 25, 2024.

On November 7, 2024, we filed an initial assessment technical report summary that includes an economic analysis and mineral resource estimate for our Roughrider Project, located in Northern Saskatchewan, Canada.  The economic analysis is included in a technical report summary titled “S-K 1300 Initial Assessment Report – Roughrider Uranium Project, Saskatchewan, Canada”, issued on November 5, 2024 and prepared for the Company by Tetra Tech Canada Inc., Understood Mineral Resources Ltd., Snowden Optiro, Terracon Geotechnique Ltd. and Clifton Engineering Group Inc., in accordance with Item 1302 of S-K 1300.

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

Key Issues

With the completion of the acquisition of Uranium One Americas, Inc. in December 2021 (the “U1A Acquisition”), we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations.  The acquisition of UEX Corporation ("UEX") in August 2022 and the acquisition of Roughrider Mineral Holdings Inc. in October 2022 further expanded our footprints in Canada and, in particular, the Athabasca Basin in Saskatchewan.  In the meantime, we continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration, pre-extraction and extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock to fund our operations. We have also relied on cash flows generated from the sales of our purchased uranium inventories under our physical uranium program to fund our operations. However, we have yet to achieve consistent profitability or develop consistent positive cash flow from operations. Our reliance on equity financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or additional joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

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

The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines, of any future satellite ISR mines, such as our Burke Hollow, Goliad, Ludeman, Antelope and Charlie Projects, and of our traditional uranium mines in the Athabasca Basin in Saskatchewan, Canada, has many risks and uncertainties.  These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.  Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

As at October 31, 2024, we had no uranium supply or off-take agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Physical Uranium Program

The Company is investing in building the next generation of low-cost uranium projects that will be competitive on a global basis and which will use the ISR mining process which is expected to reduce the impact on the environment as compared to conventional mining. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we established a physical uranium portfolio (the “Physical Uranium Program”) and, as of October 31, 2024, we had 1,256,000 pounds of uranium and had entered into agreements to purchase 700,000 pounds of warehoused uranium from Fiscal 2025 to Fiscal 2026 at conversion facilities located in North America at a volume weighted average price of approximately $38.81 per pound.  As of October 31, 2024, we were committed to sell 600,000 pounds of uranium inventory in the amount of $49.75 million for delivery between November 2024 to January 2025. Subsequent to October 31, 2024, we sold 500,000 pounds of uranium inventory for $41.40 million at a weighted average price of $82.80 per pound and we entered into contracts to purchase 300,000 pounds of uranium inventory in the amount of $23.43 million at a weighted average price of $78.08 per pound with delivery in December 2024.

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

Uranium Market Developments

The uranium market is currently being driven by a macro demand for more electricity generation, an unprecedented global push to decarbonize electrical grids and geopolitical situations, among other factors. New electricity demand projections outlined from the "US Data Center Power Outlook" report issued in July 2024 showed new data center demand growth ranging from 60 to 90 gigawatt (“GW”) between 2023 and 2030. There is a growing realization that the highly reliable, safe, baseload power nuclear energy provides should be a part of any clean energy platform. Governments around the globe are also pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix. In the U.S. the White House recently announced that “the United States will aim to deploy 200 GW of net new nuclear energy capacity by 2050, at least tripling current U.S. capacity. The net new capacity gains are anticipated to come from multiple sources, including building new nuclear power plants, uprating existing reactors, and restarting reactors that have retired for economic reasons.”

Over the past few years, global uranium market fundamentals have improved as the market began a transition from being an inventory driven to a production driven market. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown appreciation, reaching $107.00 per pound U3O8 on February 2, 2024. During the three months ended October 31, 2024, uranium prices averaged $81.13 per pound U3O8. As at October 31, 2024, the spot uranium price was $80.00 per pound U3O8, representing an approximate 7.3% increase from October 31, 2023 when the price was $74.55 per pound U3O8. The period from August 2024 through October 2024 was marked by continued spot price fluctuations between $85.00 and $78.00 per pound U3O8 (all price information is sourced from UxC LLC Historical Ux Daily Prices).

Underinvestment in uranium mining operations over the past decade has been a major factor contributing to a structural deficit between global production and uranium requirements. Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels. In 2025, the mid-case gap between production and requirements is projected to be more than 58 million pounds of U3O8, and by 2034 accumulates to a total above 355 million pounds of U3O8 (UxC 2024 Q3 Uranium Market Outlook). For context, the U.S. utilities purchased 51.6 million pounds of U3O8 in 2023 (U.S. Energy Information Administration, June 6, 2024 - Uranium Marketing Annual Report). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also likely to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet existing and future utility demand. The timeline for new mining projects can be 10 years or longer and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia's invasion of Ukraine with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions and U.S. legislation banning the importation of Russian nuclear fuel is causing a fundamental change to the nuclear fuel markets. The situation has been compounded with a November 15, 2024 announcement from the Russian government stating they have placed “temporary restrictions on the export of enriched uranium to the United States". Additionally, the 2023 coup in Niger, and the new government’s demand for the U.S. and France to vacate the country, as well as the revocation of Canadian and French companies mining rights, operating permits and export capabilities, has underscored jurisdictional risk. Niger is the world's seventh largest producer and accounted for about 5% of global uranium production and about 14% of European Union supply in 2023 (Euratom Supply Agency, World Nuclear Association - Uranium in Niger July 23, 2024, World Nuclear News). As a result of the instability and assurance of supply risks, U.S. and European utilities are shifting more focus to production from areas of low geopolitical risk.

On the demand side of the equation, the global nuclear energy industry continues robust growth, with 69 new reactors connected to the grid in 2014 through October of 2024, and with another 66 reactors under construction. Thus far in 2024, four new reactors have been connected to the grid and two reactors have been permanently shut down (International Atomic Energy Association Power Reactor Information System - November 14, 2024). Total nuclear generating capacity for the world’s 439 operable reactors as of November 4, 2024, stands at 396 GWe (World Nuclear Association). At the COP29 United Nations Climate Change Conference, 6 more countries joined the pledge to triple their nuclear capacity by 2050, bringing the total to 31 countries, further supporting additional growth for the nuclear industry and uranium demand.

In the U.S., H.R. 1042, The Prohibiting Russian Uranium Imports Act, was signed into law and went into effect on August 11, 2024 and extends through 2040. The legislation bans Russian uranium imports but allows a U.S. DOE waiver process through 2027 in the event no alternative viable source of low-enriched uranium (“LEU”) is available to: (i) sustain the continued operation of a nuclear reactor or a U.S. nuclear energy company; or (ii) importation of Russian LEU is determined to be in the national interest. However, the waiver process will be moot if Russia follows through on their recent announcement to suspend exports of enriched uranium to the U.S. In other U.S. legislation, The Nuclear Fuel Security Act (“NFSA”) was enacted as part of the National Defense Authorization Act in December of 2023 and was designed to help rebuild the domestic nuclear fuel cycle, including uranium production, conversion and enrichment. The passage of H.R. 1042 unlocks $3.4 billion in funding under the NFSA and will be used by the DOE to acquire LEU and High Assay Low Enriched Uranium (“HALEU”) for advanced reactors. Under this program DOE will acquire LEU and HALEU with priority given to domestic sources of produced uranium, conversion and enrichment. In combination, the passage of these bills will help rebuild and restore a robust domestic fuel cycle in the U.S.

Additional upside market pressure is also occurring as utilities continue their return to a longer-term contracting cycle to replace expiring contracts. Cumulative uncommitted demand through 2034 is more than 865 million pounds of U3O8 (UxC Uranium Market Overview Q3 2024). This utility demand, along with that from financial entities, government programs and various producers, as well as the increasing interest in nuclear energy for data centers, are adding to the strong fundamentals supporting the uranium market.

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

Results of Operations

For the three months ended October 31, 2024, we recorded revenue of $17.09 million and realized gross profit of $6.25 million, which were all related to sales of purchased uranium inventory.  For the three months ended October 31, 2023, we recorded revenue of $0.11 million and realized gross profit of $0.02 million, which were all generated from toll processing services.

For the three months ended October 31, 2024, we recorded a net loss of $20.16 million ($0.05 per share) and loss from operations of $13.20 million.  During the three months ended October 31, 2023, we recorded net income of $3.32 million ($0.01 per share) and loss from operations of $11.39 million.

While we have commenced uranium extraction at Christensen Ranch in August 2024, we are still ramping up our mining activities during the three months ended October 31, 2024. We expect the ramp-up phase will continue while new production areas are being constructed and completing in early 2025. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

As of October 31, 2024, we have 700,000 pounds of uranium inventory purchase commitments outstanding at a volume weighted average price of approximately $38.81 per pound. Various deliveries are scheduled to occur from Fiscal 2025 to Fiscal 2026.

As of October 31, 2024, the carrying value of our inventories was $66.07 million (July 31, 2024: $75.83 million, of which purchased uranium concentrate inventories was $64.63 million (July 31, 2024: $75.44 million).

Sales and Service Revenue

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended October 31,
	2024	2023
Sales of purchased uranium inventory	$17,087	$-
Revenue from toll processing services	-	108
Total sales and service revenue	$17,087	$108

Cost of purchased uranium inventory	$(10,836)	$-
Cost of toll processing services	-	(90)
Total cost of sales and services	$(10,836)	$(90)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended October 31,
	2024	2023
Permitting and compliance	$290	$883
Property maintenance	1,249	985
Exploration	4,917	2,402
Development	4,682	526
Extraction readiness	2,376	890
Total	$13,514	$5,686

During the three months ended October 31, 2024, exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $1.30 million (October 31, 2023: $1.29 million); and

●	Roughrider Project: $2.89 million (October 31, 2023: $0.03 million).

During the three months ended October 31, 2024, development expenditures were primarily spent on the following projects:

●	Burke Hollow Project: $1.84 million (October 31, 2023: $nil);

●	Christensen Ranch Mine: $1.81 million (October 31, 2023: $0.01 million); and

●	Roughrider Project: $0.52 million (October 31, 2023: $0.50 million).

During the three months ended October 31, 2024, extraction readiness expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $1.60 million (October 31, 2023: $0.44 million);

●	Irigaray Plant: $0.23 million (October 31, 2023: $0.05 million); and

●	Palangana Mine: $0.23 million (October 31, 2023: $0.27 million).

General and Administrative

General and Administrative expenses were comprised of the following:

	Three Months Ended October 31,
	2024	2023
Salaries and management fees	$1,782	$1,197
Office, investor-communication, insurance and travel	1,462	1,306
Foreign exchange gain	(395)	(48)
Professional fees	672	1,173
Sub-total	3,521	3,628
Stock-based compensation	1,821	1,572
Total general and administrative expenses	$5,342	$5,200

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three months ended October 31, 2024, salaries, wages and management fees increased compared to the three months ended October 31, 2023, which was primarily the result of an increase in personnel and corporate-wide salary increases to adjust for inflation; and

●

for the three months ended October 31, 2024, professional fees decreased compared to the three months ended October 31, 2023, which was primarily the result of a non-recurring advisory fee of $0.50 million incurred during the three months ended October 31, 2023.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended October 31,
	2024	2023
Share of income (loss)	$(481)	$1,038
Gain on dilution of ownership interest	5	421
Total	$(476)	$1,459

During the three months ended October 31, 2024 and 2023, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options. As at October 31, 2024, we had a 14.4% equity interest in URC compared to a 14.8% equity interest as at July 31, 2024.

During the three months ended October 31, 2024, we recorded a share of URC’s loss of $0.06 million (three months ended October 31, 2023: income of $1.32 million) and a share of JCU’s loss of $0.42 million (three months ended October 31, 2023: $0.28 million).

Fair Value Gain (Loss) on Equity Securities

As at October 31, 2024, our investments in certain equity securities were revalued using the market values at period end, which resulted in a fair value loss of $10.35 million on revaluation of equity securities for the three months ended October 31, 2024 (three months ended October 31, 2023: gain of $17.31 million).

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacement Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants were denominated in Canadian dollars which differs from the functional currency of the Company. As at October 31, 2024, the Replacement Warrants that had not been exercised expired.  A gain of $1.71 million on revaluation of derivative liabilities was recorded for the three months ended October 31, 2024 due to the decrease in time value of the Replacement Warrants as they expired in the quarter. During the three months ended October 31, 2023, we recorded a loss on revaluation of derivative liabilities of $6.90 million primarily due to changes in our share price.

Interest income (expenses)

During the three months ended October 31, 2024, interest income totaled $1.12 million, compared to $0.21 million for the three months ended October 31, 2023. The interest earned resulted from the reinvestment of cash proceeds received from our ATM Offering and the sale of equity securities in short-term deposits.

Summary of Quarterly Results

	For the Quarters Ended
	October 31, 2024	July 31, 2024	April 30, 2024	January 31, 2024
Sales and service revenue	$17,087	$-	$-	$116
Gross profit	6,251	-	-	19
Net income (loss)	(20,158)	(15,115)	(19,677)	2,250
Total comprehensive income (loss)	(21,886)	(16,169)	(25,527)	9,982
Basic and diluted income (loss) per share	(0.05)	(0.04)	(0.05)	0.01
Total assets	917,798	889,828	878,268	878,878

	For the Quarters Ended
	October 31, 2023	July 31, 2023	April 30, 2023	January 31, 2023
Sales and service revenue	$108	$38,949	$20,217	$47,931
Gross profit	18	15,023	6,219	14,570
Net income (loss)	3,321	517	(10,960)	10,892
Total comprehensive income (loss)	(7,728)	6,835	(14,549)	15,509
Basic and diluted income (loss) per share	0.01	-	(0.03)	0.03
Total assets	798,129	737,589	722,148	733,315

 Liquidity and Capital Resources

	October 31, 2024	July 31, 2024
Cash and cash equivalents	$190,596	$87,533
Current assets	261,197	235,244
Current liabilities	12,703	29,222
Working capital (Current assets less Current liabilities)	248,494	206,022

During the three months ended October 31, 2024, we received net proceeds of $64.65 million (three months ended October 31, 2023: $56.53 million) from our ATM Offering and from exercises of stock options and share purchase warrants.

Subsequent to October 31, 2024, we received additional net proceeds of $31.04 million under our ATM Offering.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  We had an accumulated deficit balance of $339.06 million as at October 31, 2024.  Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations.  We have yet to achieve consistent profitability or develop consistent positive cash flow from operations.  Currently, we also rely on cash flows generated from the sales of our purchased uranium concentrates to fund our operations.  Our reliance on equity is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control and including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.  We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.  However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive and future capital expenditures are expected to be substantial.  We will require significant additional financing to fund our operations, including continuing with our exploration, pre-extraction and extraction activities and acquiring additional uranium projects.  In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration, pre-extraction and extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

We hold mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, with annual land-related payments totaling $5.93 million to maintain these rights in good standing.

Our anticipated operations, including exploration, pre-extraction and extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such changes may include accelerating the pace or broadening the scope of reducing our operations.  Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control.  Specific examples of such factors include, but are not limited to:

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

We believe our existing cash resources and net proceeds of $31.04 million received from the issuance of common stock under the ATM Offering subsequent to October 31, 2024, and if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date that this Quarterly Report is issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to generate cash flow from the sales of our uranium inventories under our Physical Uranium Program and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration, pre-extraction, extraction and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities.

Equity Financings

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for and units which include common stock, debt securities, warrants or any combination thereof (the 2022 Shelf), which included an at-the-market offering agreement prospectus (the ATM Offering) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

On November 16, 2022, we also entered into an at-the-market offering agreement (the ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the ATM Manager) as set forth in the ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the ATM Managers selected by us.

During the three months ended October 31, 2024, we issued 7,595,626 of the Company’s common stock under the ATM Offering for gross cash proceeds of $62.64 million. The total issuance costs were $1.41 million, all of which were related to compensation paid to the ATM Managers.

Subsequent to October 31, 2024, we issued 3,920,749 of the Company’s common stock under the ATM Offering for gross cash proceeds of $31.76 million. The total issuance costs were $0.71 million, all of which were related to compensation paid to the ATM Managers.

Operating Activities

During the three months ended October 31, 2024, net cash used in operating activities totaled to $11.45 million, which was primarily related to mineral property expenditures incurred in this quarter of $13.51 million, general and administrative expenses of $5.34 million and change in operating assets and liabilities, partially offset by a gross profit from sale of purchased uranium inventory of $6.25 million.  During the three months ended October 31, 2023, net cash used in operating activities was $45.73 million, of which $36.73 million was for the change in uranium concentrate inventory.

Financing Activities

During the three months ended October 31, 2024, net cash provided by financing activities totaled $62.01 million, primarily from the net proceeds of $64.65 million from our ATM Offering, as well as the exercises of stock options and share purchase warrants, partially offset by payments of $2.64 million for tax withholding amounts related to RSU and PRSU shares.  During the three months ended October 31, 2023, net cash provided by financing activities totaled $55.87 million, primarily from the net proceeds of $56.53 million from our ATM Offering and the exercises of stock options, partially offset by payments of $0.67 million for tax withholding amounts related to RSU and PRSU shares.

Investing Activities

During the three months ended October 31, 2024, net cash provided by investing activities totaled $52.51 million, comprised of proceeds from the sale of equity securities of $54.37 million, cash used for the capital contribution to JCU of $0.54 million and investment in mineral properties and the purchase of equipment for a total of $1.33 million.  During the three months ended October 31, 2023, net cash used in investing activities totaled $5.48 million, comprised of cash used for the capital contribution to JCU of $0.65 million, investment in equity securities of $0.81 million, additional investment in URC of $5.68 million, and cash from the sale of equity securities of $3.43 million.

Stock Options and Warrants

As of October 31, 2024, we had in-the-money stock options outstanding representing 4,932,317 shares at a weighted-average exercise price of $2.66 per share, and in-the-money share purchase warrants outstanding representing 159,091 shares at a weighted-average exercise price of $4.13 per share.  As of October 31, 2024, outstanding in-the-money stock options and warrants represented a total 5,091,408 shares issuable for gross proceeds of approximately $13.8 million should these stock options and warrants be exercised in full on a cash basis.  The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

Related party transactions are based on the amounts agreed to by the parties. During the three months ended October 31, 2024 and 2023, the Company did not enter into any material contracts or undertake any significant commitment or obligation with any related parties.

Material Contractual Obligations and Commitments

As at October 31, 2024, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Asset Retirement Obligations	$29,030	$2,953	$4,998	$4,970	$16,109
Operating Lease Obligations	2,447	425	709	465	848
Uranium Inventory Purchase Obligations	27,164	16,050	11,114	-	-
Total	$58,641	$19,428	$16,821	$5,435	$16,957

As of October 31, 2024, we were committed to sell 600,000 pounds of uranium inventory in the amount of $49.75 million for delivery between November 2024 to January 2025.

As of October 31, 2024, we were renting or leasing office premises in the States of Texas, Arizona and Wyoming, British Columbia and Saskatchewan, Canada, and Paraguay, for total monthly payments of $0.04 million.  Office lease agreements for the U.S. and Canada expire between July 2026 and November 2029.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the consolidated financial statements as presented under Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for Fiscal 2024.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for Fiscal 2024.

Subsequent Events

Subsequent to October 31, 2024,

a) we received additional net cash proceeds of $31.04 million under our ATM Offering;

b) we sold 500,000 pounds of uranium inventory for $41.40 million at a weighted average price of $82.80 per pound; and

c) we entered into contracts to purchase 300,000 pounds of uranium inventory in the amount of $23.43 million at a weighted average price of $78.08 per pound with delivery in December 2024.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for Fiscal 2024.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A Class I renewal application for the Goliad Project disposal wells was received by the TCEQ on January 23, 2020 and declared administratively complete on April 27, 2020.  The application went through technical review and, on September 13, 2022, the executive director of the TCEQ made a decision that the permit application met the requirements of the law.  On or around October 4, 2022, petitioners in Goliad County requested a hearing and reconsideration on the renewal permits.  The TCEQ considered the requests on December 14, 2022, during its open meeting, and denied the petitioner’s request for reconsideration but granted its request for hearing.  The TCEQ referred the application to the State Office of Administrative Hearing (“SOAH”) to discuss three issues: (i) whether the permit application adequately characterizes the geology and identified and assessed faults in the vicinity of the proposed injections wells; (ii) whether the draft permit provides for adequate monitoring of migration of injected fluids in the vicinity of the proposed injection wells: and (iii) whether the location and design of the injection wells and pre-injection facilities are adequate.  Closing statements were submitted by all parties to the SOAH Administrative Law Judges (“ALJs”) on February 5, 2024.  On April 10, 2024, the ALJs made a recommendation to remand the matter to the executive director of the TCEQ for further examination, stating the Company failed to meet its burden of proof.  The executive director, via Executive Director’s Exceptions to the Proposal for Decision (“PFD”), respectfully disagreed with the recommendation presented in the PFD to remand the application to the executive director for further consideration.  The executive director commented that the ALJ’s PFD improperly broaden the scope of the refereed contested case hearing; misapplied the application requirements in commission rule for providing geoscientific information; mischaracterized the position of the executive director; and prematurely imposed monitoring or corrective action requirements before the subject injection wells were drilled, constructed and tested.  The TCEQ reissued the permits on August 28, 2024. A Motion for Rehearing was filed on November 21, 2024. No other information is available on the potential proceeding at this time. We continue to believe that the pending appeal is without merit and the Goliad Project remains fully permitted for uranium extraction.

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

Item 1A.         Risk Factors

In addition to the information contained in our Annual Report on Form 10-K for Fiscal 2024, and this Quarterly Report on Form 10-Q, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report.  These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock.  Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for Fiscal 2024.

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

As more fully described under Item 1, Business, in our Annual Report on Form 10-K for Fiscal 2024, we were incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay.  In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8.  We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay.  In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completing in early 2025.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $339.06 million as of October 31, 2024.  Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financing in order to fund our operations.  Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.08 million, $9.03 million and $13.76 million, respectively, and generated revenues from sales of purchased uranium inventory totaling $17.09 million during the three months ended October 31, 2024 , we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As at October 31, 2024, we had working capital (current assets less current liabilities) of $248.49 million including cash and cash equivalents of $190.60 million and purchased uranium inventory holdings of $64.63 million.  Subsequent to October 31, 2024, we received additional net cash proceeds of $31.04 million under our ATM Offering.  We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

Our operations are capital intensive and we will require significant additional financing to acquire additional mineral projects and continue with our exploration, pre-extraction and extraction activities on our existing projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional mineral projects and continuing with our exploration, pre-extraction and extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing we would not be able to fund our operations or continue with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our projects.

Our uranium extraction and sales history is limited. Our ability to generate revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the three months ended October 31, 2024, or any other fiscal years. In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completing in early 2025.

During the three months ended October 31, 2024, we continued to remain in a state of operational readiness at our ISR Mines.  This strategy has included the deferral of major pre-extraction expenditures and remaining in a state of operational readiness in anticipation of a recovery in uranium prices.  Our ability to generate revenue from our Palangana and recently acquired Christensen Ranch Mines is subject to a number of factors which include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected extraction costs; (iv) significantly lower than expected uranium extraction; (v) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations.  Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects, such as our Moore Ranch, Reno Creek, Burke Hollow and Goliad Projects, into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues.  Any one or more of these occurrences may adversely affect our financial condition and operating results.

Exploration, pre-extraction and extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Exploration, pre-extraction and extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, with many beyond our control and including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.  These risks and uncertainties could result in: (i) delays, reductions or stoppages in our mining activities; (ii) increased capital and/or extraction costs; (iii) damage to, or destruction of, our mineral projects, extraction facilities or other properties; (iv) personal injuries; (v) environmental damage; (vi) monetary losses; and (vii) legal claims.

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

We prepare estimates of future uranium extraction and recovery, and there are no assurances that such estimates will be achieved.

We may from time to time prepare estimates of future uranium extraction and recovery, or increases in uranium extraction and recovery, for particular operations, or relating to our ability to increase uranium extraction and recovery in response to increases in commodity prices, as market conditions warrant or otherwise. No assurance can be given that any such extraction and recovery estimates will be achieved, nor can assurance be given that extraction or recovery increases will be achieved in a cost effective or timely manner. Failure to achieve extraction and recovery estimates or failure to achieve extraction and recovery in a cost effective or timely manner could have an adverse impact on our future cash flows, earnings, results of operations and financial condition. These estimates are based on, among other things, the following factors: the accuracy of mineral resource estimates; the accuracy of assumptions regarding ground conditions and physical characteristics of mineralized materials, such as hardness and presence or absence of particular metallurgical characteristics; the accuracy of estimated rates and costs of extraction, recovery and processing; assumptions as to future commodity prices; assumptions relating to changes in laws, regulations or policies, or lack thereof, that could impact the cost and time required to obtain regulatory approvals, licenses and permits; assumptions relating to obtaining required licenses and permits in a timely manner, including the time required to satisfy environmental analyses, consultations and public input processes; assumptions relating to challenges to or delays in the licensing and permitting process; and assumptions regarding any appeals or lack thereof, or injunctions or lack thereof, relating to any approvals, licenses or permits.

Our actual uranium  extraction and recovery may vary from estimates for a variety of reasons, including, among others: actual mineralized material extracted, mined or recovered varying from estimates of grade, tonnage, dilution, metallurgical and other characteristics; short-term operating factors relating to the mineral resources, such as the need for sequential construction or development of mineralized materials or deposits and the processing of new or different mineral grades; risk and hazards associated with extraction, mining and recovery; natural phenomena, such as inclement weather conditions, underground floods, earthquakes, pit wall failures and cave-ins; unexpected labor shortages or strikes; varying conditions in the commodities markets; and delays in obtaining or denial, challenges or appeals of regulatory approvals, licenses and permits or renewals of existing approvals, licenses or permits.

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

We have neither established nor have any present plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining.  Companies in the Production Stage (as defined by the SEC), having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold.  As we are in the Exploration Stage, it has resulted in us reporting larger losses than if we had been in the Production Stage due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities.  Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we would have been in the Production Stage.  Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method.  As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under S-K 1300. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only and may be inaccurate. We have established the existence of uranium resources for certain uranium projects, including at our Palangana Mine, Christensen Ranch Mine, Roughrider Project and Christie Lake Project. We have not established proven or probable reserves, as defined under S-K 1300, through the completion of a feasibility study, for any of our uranium projects, including the Palangana Mine, Christensen Ranch Mine, Roughrider Project and Christie Lake Project. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we utilize ISR methods, such as the Palangana Mine and Christensen Ranch Mine. As a result, and despite the fact that we have previously produced U3O8 at the Palangana Mine, there is increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that the recovery of mineral resources will be realized. In general, estimates of mineral resources are based upon several factors and assumptions made as of the date on which the estimates were determined, including (i) geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies; (ii) the judgment of the geologists, engineers and other professionals preparing the estimate; (iii) estimates of future uranium prices and operating costs; (iv) the quality and quantity of available data and the interpretation of that data; and (v) the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

All estimates are, to some degree, uncertain; with in situ recovery, this is due in part to limited sampling information collected prior to mining. For these reasons, estimates of the recoverable mineral resources prepared by different professionals or by the same professionals at different times, may vary substantially. As such, there is significant uncertainty in any mineral resource estimate and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future.  Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines and our recently acquired Roughrider Project, and have recorded a liability of $19.88 million on our balance sheet at October 31, 2024, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

As at October 31, 2024, the total estimated reclamation costs for all of our projects was $29.03 million. We have secured $27.25 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations, of which $7.25 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $21.78 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties.  Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

Mining, extraction, recovery, processing, construction, development and exploration activities depend, to a substantial degree, on adequate infrastructure.

Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs. We consider the existing infrastructure to be adequate to support our proposed operations and activities. However, unusual or infrequent weather phenomena, including drought, flooding, sabotage, government and/or other interference in the maintenance or provision of such infrastructure could adversely affect our operations and activities, financial condition and results of operations.

Risks Related to our Industry

We are subject to the risks normally encountered by companies in the mineral extraction industry.

We are subject to the risks normally encountered by companies in the mineral extraction industry, such as:

●	the discovery of unusual or unexpected geological formations;
●	accidental fires, floods, earthquakes, volcanic eruptions and other natural disasters;
●	unplanned power outages and water shortages;
●	controlling water and other similar mining hazards;
●	operating labor disruptions and labor disputes;
●	the ability to obtain suitable or adequate machinery, equipment or labor;
●	our liability for potential pollution or other hazards; and
●	other known and unknown risks involved in the conduct of exploration, development and operation of mines, extraction and recovery facilities and mills, along with the markets for uranium.

The development of mineral properties is affected by many factors, including, but not limited to: the cost of operations; variations in the grade of mineralized material; fluctuations in the minerals markets; costs of extraction and processing equipment; availability of equipment and labor; labor costs and possible labor strikes; government regulations, including without limitation, regulations relating to taxes, royalties, allowable extraction or production, and importing and exporting of minerals; government actions, including without limitation the establishment or expansion of mineral withdrawals, parks and monuments; land exchanges; foreign exchange; employment; worker safety; transportation; and environmental protection.

Mining operations involve a high degree of risk.

The exploration, construction, development, operation and other activities associated with mineral projects, along with the expansion of existing recovery operations and mining activities and restarting of projects, involve significant risks, including financial, technical and regulatory risks. The development or advancement of any of the exploration properties in which we have an interest is contingent upon obtaining satisfactory exploration results, project permitting and licensing and financing. The exploration, construction, development, operation and other activities associated with mineral projects involves significant financial risks over an extended period of time, which even a combination of careful evaluation, experience and knowledge may not eliminate. While discovery of a mine or other facility may result in substantial value, few properties that are staked and explored are ultimately developed into producing mines or extraction or recovery facilities. Major expenses may be required to establish mineral resources and mineral reserves by drilling and to finance, permit, license and construct extraction, mining, recovery and processing facilities. It is very difficult to ensure that the current or proposed exploration, permitting, construction and development programs on our mineral properties will result in profitable commercial extraction, mining or recovery operations.

Whether a mineral deposit will be commercially viable depends on a number of factors, which include, among other things: the accuracy of mineral resource estimates; the particular attributes of the deposit, such as its size, geology, grade and accessibility; the ability to economically recover commercial quantities of the minerals; proximity to necessary infrastructure and availability of personnel; financing costs; governmental regulations, including regulations relating to prices, taxes, reclamation bonds and royalties; the potential for litigation; land use; importing and exporting; and environmental and cultural protection, including but not limited to the governmental establishment of mineral withdrawals, parks and monuments and land exchanges. The construction, development, expansion and restarting of projects are also subject to: the successful completion of engineering studies with adequate results to proceed; the issuance of necessary governmental licenses and permits; the availability of adequate financing; engineering and construction timetables and capital costs being correctly estimated for our projects, including restarting projects on standby; and such construction timetables and capital costs not being affected by unforeseen circumstances, including but not limited to delays due to litigation/injunctions. The effect of these factors cannot be accurately predicted, but the combination of these factors, along with others, may result in our not receiving an adequate return on invested capital.

It is possible that actual costs and economic returns of current and new extraction, mining, or recovery operations may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations and facilities to experience unexpected problems during the start-up phase, to take much longer than originally anticipated to bring them into a recovery or producing phase, to require more capital than anticipated, to operate at a higher cost than expected and/or to have reclamation liabilities that are higher than expected.

Major nuclear and global market incidents may have adverse effects on the nuclear and uranium industries.

The nuclear incident that occurred in Fukushima, Japan on March 11, 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electrical generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the operations and prospects of our Company. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electrical generation.

Nuclear energy competes with other sources of energy, including oil, natural gas, coal and hydroelectricity. These other energy sources are, to some extent, interchangeable with nuclear energy, particularly over the longer term. Technical advancements in, and government subsidies for, renewable and other alternate forms of energy, such as wind and solar power, could make these forms of energy more commercially viable and put additional pressure on the demand for uranium concentrates. Sustained lower prices of alternate forms of energy may result in lower demand for uranium concentrates.

Market projections for future demand for uranium are based on various assumptions regarding the rate of construction and approval of new nuclear power plants, as well as continued public acceptance of nuclear energy around the world. The rationale for adopting nuclear energy can be varied, but often includes the clean and environmentally friendly operation of nuclear power plants, as well as the affordability and round-the-clock reliability of nuclear power. A change in public sentiment regarding nuclear energy could have a material impact on the number of nuclear power plants under construction, planned or proposed, which could have a material impact on the market’s and the Company’s expectations for the future demand for uranium and the future price of uranium.

The Russia-Ukraine war has highlighted to many global policymakers the significant geopolitical risk associated with an over reliance on sources of energy from politically unstable jurisdictions. In many cases, this has resulted in increased calls for a renewed focus on energy independence, to which many nations have identified nuclear power as a potentially critical energy alternative that can both improve energy sovereignty and support the achievement of carbon emission reduction climate goals.

In March 2020 the COVID-19 pandemic resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. In 2020 significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan and Namibia. In 2024 most production impacted by COVID-19 has returned to an operating status. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment facility shutdowns.

The uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

Uranium exploration, pre-extraction and extraction programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

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

Uranium exploration, pre-extraction and extraction programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state and local levels. These laws and regulations include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

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

While the very heart of our business – uranium extraction, which is the fuel for carbon-free, emission-free baseload nuclear power, helps address global climate change and reduces air pollution, the world’s focus on addressing climate change will require the Company to continue to conduct all of its operations in a manner that minimizes the use of resources, including enhancing energy efficiency and reducing our reliance on fossil fuels, in order to continue to minimize air emissions at our facilities, which can also increase mine and facility, construction, development and operating costs. Regulatory and environmental standards may also change over time to address global climate change, which could further increase these costs.

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

Historically, we have relied on equity financing and debt financing as primary sources of financing.  A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 750,000,000 shares of common stock of which 419,142,428 shares were issued and outstanding as of October 31, 2024.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 5, 2024, we issued 39,393 shares of common stock pursuant to the exercise of warrants at a price of CA$3.22 per share. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On September 5, 2024, we issued 775,890 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On September 9, 2024, we issued 227,889 shares of common stock pursuant to the exercise of warrants at a price of CA$4.44 per share. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of 196,389 shares and upon the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the issuance of 31,500 shares.

On October 7, 2024, we issued 10,000 shares of common stock to a consultant in consideration for services under a consulting agreement at a deemed issuance price of $6.21 per share. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these shares.

On October 30, 2024, we issued 5,000 shares of common stock to an entity pursuant to an amendment to uranium mining lease, stand still and right-of-way and easement at a deemed issuance price of $5.11 per share. We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the issuance of these shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2024, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.    Other Information

During our fiscal quarter ended October 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS(*)	Inline XBRL Instance Document

101.SCH(*)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(*)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(*)	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB(*)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(*)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(*)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

(*)	Filed herewith
(**)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal Executive Officer) and director
Date: December 4, 2024

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial Officer)
Date: December 4, 2024