Form 10-Q
period 2025-01-31
URANIUM ENERGY CORP
filed 2025-03-12
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 428,731,612 shares of common stock outstanding as of March 11, 2025.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and six months ended January 31, 2025

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	January 31, 2025	July 31, 2024

CURRENT ASSETS
Cash and cash equivalents		$61,513	$87,533
Inventories	4	75,694	75,833
Prepaid expenses and deposits		3,962	2,453
Other current assets		271	694
Investment in equity securities	9	-	68,731
TOTAL CURRENT ASSETS		141,440	235,244

MINERAL RIGHTS AND PROPERTIES	5	693,785	557,583
PROPERTY, PLANT AND EQUIPMENT	6	66,321	20,465
RESTRICTED CASH	7	9,207	7,251
EQUITY-ACCOUNTED INVESTMENTS	8	55,181	58,809
INVESTMENT IN EQUITY SECURITIES	9	13,025	6,533
OTHER NON-CURRENT ASSETS		2,998	3,943
TOTAL ASSETS		$981,957	$889,828

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$11,689	$22,938
Asset retirement obligations - current	10	2,953	2,953
Derivative liabilities	11	-	3,030
Other current liabilities		345	301
TOTAL CURRENT LIABILITIES		14,987	29,222

ASSET RETIREMENT OBLIGATIONS	10	27,674	16,672
OTHER NON-CURRENT LIABILITIES		1,463	1,474
DEFERRED TAX LIABILITIES	3	60,620	64,347
TOTAL LIABILITIES		104,744	111,715

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 428,412,265 shares issued and outstanding (July 31, 2024 - 410,355,768)	12	428	410
Additional paid-in capital		1,250,404	1,110,433
Accumulated deficit		(349,293)	(318,901)
Accumulated other comprehensive loss		(24,326)	(13,829)
TOTAL EQUITY		877,213	778,113
TOTAL LIABILITIES AND EQUITY		$981,957	$889,828

COMMITMENTS AND CONTINGENCIES	4,10
SUBSEQUENT EVENTS	12

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended		Six Months Ended
		January 31,		January 31,
	Notes	2025	2024	2025	2024
SALES AND SERVICE REVENUE	14	$49,750	$116	$66,837	$224
COST OF SALES AND SERVICES	14	(31,524)	(97)	(42,360)	(187)
GROSS PROFIT		18,226	19	24,477	37

OPERATING COSTS
Mineral property expenditures	5	14,243	6,691	27,757	12,377
General and administrative		6,572	4,895	11,915	10,095
Depreciation, amortization and accretion	5,6,10	1,045	552	1,643	1,069
TOTAL OPERATING COSTS		21,860	12,138	41,315	23,541
LOSS FROM OPERATIONS		(3,634)	(12,119)	(16,838)	(23,504)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(289)	(214)	(630)	(415)
Income (loss) from equity-accounted investments	8	(991)	192	(1,467)	1,652
Fair value gain (loss) on equity securities	9	(7,967)	20,076	(18,317)	37,389
Gain (loss) on revaluation of derivative liabilities	11	-	(5,062)	1,706	(11,963)
Interest income		1,201	352	2,326	566
Other		18	28	62	44
OTHER INCOME (EXPENSES)		(8,028)	15,372	(16,320)	27,273
INCOME (LOSS) BEFORE INCOME TAXES		(11,662)	3,253	(33,158)	3,769
DEFERRED TAX RECOVERY (EXPENSE)		1,428	(1,003)	2,766	1,802
NET INCOME (LOSS) FOR THE PERIOD		(10,234)	2,250	(30,392)	5,571

OTHER COMPREHENSIVE INCOME (LOSS)
Translation gain (loss)		(8,769)	7,732	(10,497)	(3,317)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(8,769)	7,732	(10,497)	(3,317)
TOTAL COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD		$(19,003)	$9,982	$(40,889)	$2,254

NET INCOME (LOSS) PER SHARE	15
Basic		$(0.02)	$0.01	$(0.07)	$0.01
Diluted		$(0.02)	$0.01	$(0.07)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		423,199,789	394,024,127	417,669,394	388,202,403
Diluted		423,199,789	403,179,679	417,669,394	397,357,956

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Six Months Ended January 31,
	Notes	2025	2024

OPERATING ACTIVITIES
Net income (loss) for the period		$(30,392)	$5,571
Adjustments to reconcile net income (loss) to cash flows in operating activities
Stock-based compensation	13	3,377	2,884
Depreciation, amortization and accretion	5,6,10	1,648	1,069
(Income) loss from equity-accounted investments	8	1,467	(1,652)
Gain on disposition of assets		(13)	(13)
(Gain) loss on revaluation of equity securities	9	18,317	(37,389)
(Gain) loss on revaluation of derivative liabilities	11	(1,706)	11,963
Deferred tax recovery		(2,766)	(1,802)
Changes in operating assets and liabilities
Inventories		694	(57,194)
Prepaid expenses and deposits		(137)	(105)
Other current assets		437	(28)
Accounts payable and accrued liabilities		(11,176)	(4,743)
Other liabilities		(10)	29
NET CASH USED IN OPERATING ACTIVITIES		(20,260)	(81,410)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	12	135,289	131,162
Payments for withholding of employee taxes related to options, RSUs and PRSUs		(2,637)	(875)
NET CASH PROVIDED BY FINANCING ACTIVITIES		132,652	130,287

INVESTING ACTIVITIES
Acquisition of Sweetwater Assets	3	(177,293)	-
Investment in mineral rights and properties		(114)	(1,391)
Capital contribution to equity-accounted investment	8	(538)	(1,645)
Purchase of additional interest in equity-accounted investment	8	-	(5,676)
Investment in equity securities	9	(10,455)	(5,548)
Proceeds from sale of equity securities	9	54,372	3,008
Purchase of property, plant and equipment		(2,429)	(937)
Proceeds from disposition of assets		13	-
NET CASH USED IN INVESTING ACTIVITIES		(136,444)	(12,189)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(24,052)	36,688
FOREIGN EXCHANGE DIFFERENCE ON CASH		(12)	(15)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		94,784	52,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	7	$70,720	$89,538

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113
Common stock
Issued under ATM offerings, net of issuance costs	7,595,626	8	61,223	-	-	61,231
Issued upon exercise of stock options	121,037	-	120	-	-	120
Issued upon exercise of warrants	1,054,997	1	4,618	-	-	4,619
Stock-based compensation
Common stock issued for consulting services	15,000	-	88	-	-	88
Amortization of stock-based compensation	-	-	1,733	-	-	1,733
Net loss for the period	-	-	-	(20,158)	-	(20,158)
Other comprehensive loss	-	-	-	-	(1,728)	(1,728)
Balance, October 31, 2024	419,142,428	$419	$1,178,215	$(339,059)	$(15,557)	$824,018
Common stock
Issued under ATM offering, net of issuance costs	9,231,030	9	70,624	-	-	70,633
Issued upon exercise of stock options	38,065	-	9	-	-	9
Issued upon vesting of RSUs	742	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	1,556	-	-	1,556
Net loss for the period	-	-	-	(10,234)	-	(10,234)
Other comprehensive loss	-	-	-	-	(8,769)	(8,769)
Balance, January 31, 2025	428,412,265	$428	$1,250,404	$(349,293)	$(24,326)	$877,213

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Share Issuance Obligation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2023	378,452,864	$378	$924,737	$-	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offerings, net of issuance costs	10,770,000	11	56,259	-	-	-	56,270
Issued upon exercise of stock options	445,861	1	263	-	-	-	264
Stock-based compensation
Amortization of stock-based compensation	-	-	1,572	-	-	-	1,572
Net income for the period	-	-	-	-	3,321	-	3,321
Other comprehensive loss	-	-	-	-	-	(11,049)	(11,049)
Balance, October 31, 2023	389,668,725	$390	$982,831	$-	$(286,359)	$(14,657)	$682,205
Common stock
Issued under ATM offering, net of issuance costs	10,418,029	10	73,228	-	-	-	73,238
Issued upon exercise of stock options	669,999	1	(70)	-	-	-	(69)
Issued upon exercise of warrants	302,220	-	1,965	517	-	-	2,482
Stock-based compensation
Amortization of stock-based compensation	-	-	1,312	-	-	-	1,312
Net income for the period	-	-	-	-	2,250	-	2,250
Other comprehensive income	-	-	-	-	-	7,732	7,732
Balance, January 31, 2024	401,058,973	$401	$1,059,266	$517	$(284,109)	$(6,925)	$769,150

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

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

As at January 31, 2025, we had working capital (current assets less current liabilities) of $126.45 million including cash and cash equivalents of $61.51 million and purchased uranium inventories of $72.90 million. We believe our existing cash resources and cash flow from sale of uranium concentrates, and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations including uranium mining and our inventory purchase commitments for 12 months from the date that these unaudited interim condensed consolidated financial statements are issued.

Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to achieve consistent positive cash flow from the sale of our produced and purchased uranium inventories and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial. Historically, we have been reliant primarily on equity financings from the sale of our common stock and on debt financings in order to fund our operations, and this reliance is expected to continue for the foreseeable future. Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

NOTE 2:	SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2024 (“Fiscal 2024”).  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2025 (“Fiscal 2025”). All amounts in the tables are expressed in thousands of U.S. dollars unless otherwise stated.

Mineral Rights and Properties

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine, Christensen Ranch Mine (collectively, the “ISR Mines”) and our Red Desert, Green Mountain, Roughrider and Christie Lake Projects.  We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines.  As a result, and despite the fact that we commenced extraction of mineralized materials at some of our ISR Mines, we remain an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

Since we commenced extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

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

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Note 3:	ACQUSITION OF THE SWEETWATER ASSETS

On December 6, 2024, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of (i) Sweetwater Uranium Inc. (formerly Kennecott Uranium Company (“KUC”)) and (ii) Wyoming Coal Resources Company (“WCRC”) (collectively, the “Sweetwater Acquisition”) from Rio Tinto America Inc. KUC and WCRC collectively own or hold the following assets: (i) a fully-licensed conventional uranium processing mill, including buildings and equipment, located in Sweetwater County, Wyoming (“Sweetwater Plant”); (ii) the Red Desert Project,  an uranium project adjacent to the Sweetwater Plant; and (iii) the Green Mountain Project, an uranium project located 22 miles north of the Sweetwater Plant. The Sweetwater Acquisition is accounted for as an acquisition of assets rather than a business as both KUC and WCRC do not meet the definition of a business in accordance with ASC 805 Business Combinations.

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the Sweetwater Acquisition:

Consideration paid
Cash	$175,399
Acquisition related costs	4,199
Total consideration	$179,598

Assets acquired and liabilities assumed
Prepaid expenses	$399
Property, plant and equipment	44,493
Mineral rights and properties	145,749
Total assets	190,641

Asset retirement obligations (Note 10)	10,392
Deferred tax liabilities	651
Total liabilities	11,043
Total net assets	$179,598

The Company recognized the assets and liabilities acquired in this acquisition by allocating the cost of the acquisition to the assets and liabilities based on their relative fair values. The fair value of the mineral rights and properties was based on a value per pound of uranium which was determined using an in situ multiples analysis. Management used data from comparable public companies and precedent transactions in the in situ multiples analysis to estimate a value per pound of uranium and apply that to the property resource estimates, taking into account project-specific characteristics.

The fair value of asset retirement obligations was measured based on the expected costs and timing for final well closure, plant and equipment decommissioning and removal, and environmental remediation, which are discounted to present value using credit adjusted risk-free rates.

Cash flow on acquisition:

Cash paid	$175,399
Acquisition related costs	1,894
Acquisition of Sweetwater assets	$177,293

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	INVENTORIES

As at January 31, 2025, we held 1,356,000 ( July 31, 2024: 1,466,000) pounds of purchased uranium concentrate inventory.  Costs of inventories consist of the following:

	January 31, 2025	July 31, 2024
Material and supplies	$369	$215
In-process inventory	2,248	-
Uranium concentrates from extraction	178	178
Purchased uranium inventories	72,899	75,440
	$75,694	$75,833

As of January 31, 2025, our uranium inventory purchase commitments for the next five fiscal years are as the follows:

	Purchase Commitments
	in Pounds	Purchase Price
Fiscal 2026	300,000	$11,114
Total	300,000	$11,114

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at January 31, 2025, we own mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.  As of January 31, 2025, annual maintenance payments of approximately $5.89 million will be required to maintain these mineral rights.

As at January 31, 2025, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2024	$172,540	$376,523	$15,014	$564,077
Sweetwater Acquisition	145,749	-	-	145,749
Additions	165	-	-	165
Impact of foreign currency translation	-	(9,179)	-	(9,179)
Balance, January 31, 2025	318,454	367,344	15,014	700,812

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2024	(6,389)	(105)	-	(6,494)
Additions	(538)	-	-	(538)
Impact of foreign currency translation	-	5	-	5
Balance, January 31, 2025	(6,927)	(100)	-	(7,027)

Carrying Value
Balance, July 31, 2024	$166,151	$376,418	$15,014	$557,583
Balance, January 31, 2025	$311,527	$367,244	$15,014	$693,785

Mineral property expenditures recorded during the period are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Permitting and compliance	$312	$456	$602	$1,339
Property maintenance	1,244	962	2,493	1,947
Exploration	923	2,915	5,840	5,317
Development	7,584	1,119	12,266	1,645
Extraction readiness	4,180	1,239	6,556	2,129
Total	$14,243	$6,691	$27,757	$12,377

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 31, 2025			July 31, 2024
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$60,190	$(3,308)	$56,882	$19,346	$(2,708)	$16,638
Mining Equipment	6,310	(2,711)	3,599	3,740	(2,523)	1,217
Logging Equipment and Vehicles	4,758	(2,444)	2,314	3,452	(2,222)	1,230
Computer Equipment	303	(294)	9	300	(287)	13
Furniture and Fixtures	241	(197)	44	243	(190)	53
Buildings	2,086	(127)	1,959	337	(103)	234
Land	1,514	-	1,514	1,080	-	1,080
	$75,402	$(9,081)	$66,321	$28,498	$(8,033)	$20,465

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

Cash, cash equivalents and restricted cash are included in the following accounts:

	January 31, 2025	July 31, 2024
Cash and cash equivalents	$61,513	$87,533
Restricted cash	9,207	7,251
Total cash, cash equivalents and restricted cash	$70,720	$94,784

During the six months ended January 31, 2025, we paid $1.96 million of surety bond collateral related to the Sweetwater Acquisition.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less the amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of  January 31, 2025, approximately $54.82 million of our cash and cash equivalents are held in a single financial institution at one of the largest banks in Canada and subject to concentration risk.  The Company does not consider any of its financial assets to be impaired as of  January 31, 2025.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	EQUITY-ACCOUNTED INVESTMENTS

As at January 31, 2025, we owned 17,978,364 shares of Uranium Royalty Corp. (“URC”), representing a 13.5% ( July 31, 2024: 14.8%) interest in URC.  In addition, two of our executive officers are members of URC’s board of directors.  Furthermore, one of these executive officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2025.  Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 13.5% to 13.3%. URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”.  As at January 31, 2025, the fair value of our investment in URC was approximately $42.79 million ( July 31, 2024: $43.33 million).

As at January 31, 2025, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through our acquisition of UEX Corporation completed on August 19, 2022 (the “UEX Acquisition”).  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During the six months ended January 31, 2025, the changes in carrying value of our equity-accounted investments are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2024	$34,978	$23,831	$58,809
Capital contribution	-	538	538
Share of loss	(302)	(1,192)	(1,494)
Gain on dilution of ownership interest	27	-	27
Foreign exchange difference	(1,608)	(1,091)	(2,699)
Balance, January 31, 2025	$33,095	$22,086	$55,181

For the three and six months ended January 31, 2025 and 2024, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Share of income (loss)	$(1,013)	$182	$(1,494)	$1,221
Gain on dilution of ownership interest	22	10	27	431
Total	$(991)	$192	$(1,467)	$1,652

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 9:	INVESTMENTS IN EQUITY SECURITIES

During the six months ended January 31, 2025, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2024	$75,264
Sale of investment in publicly listed companies	(54,372)
Investment in public listed companies	10,455
Fair value loss on equity securities	(18,317)
Foreign exchange difference	(5)
Balance, January 31, 2025	$13,025

On January 15, 2025, we completed the acquisition of 107,142,857 common shares (the “Anfield Shares”) of Anfield Energy Inc. (“Anfield”) for total consideration of $10.46 million pursuant to a subscription agreement between the Company and Anfield.

The cumulative revaluation adjustment since acquisition of the equity securities held as at January 31, 2025 is a loss of $8.53 million.

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2024	$19,625
Assumed from Sweetwater Acquisition (Note 3)	10,392
Accretion	610
Balance, January 31, 2025	30,627
Asset retirement obligations, current	(2,953)
Asset retirement obligations, non-current	$27,674

The estimated amounts and timing of cash flows and assumptions used for our ARO estimates are as follows:

	January 31, 2025	July 31, 2024
Undiscounted amount of estimated cash flows	$50,296	$29,030

Payable in years	1 to 37	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

Our undiscounted amounts of estimated cash flows for the next five fiscal years and beyond are as follows:

Fiscal 2025	$2,953
Fiscal 2026	2,489
Fiscal 2027	2,509
Fiscal 2028	2,157
Fiscal 2029	2,813
Remaining balance	37,375
$50,296

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 11:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued replacement warrants (each, a “Replacement Warrant”) in connection with the UEX Acquisition.  The Replacement Warrants are accounted for as derivative liabilities as the exercise prices of the Replacement Warrants are denominated in Canadian dollars which differs from our functional currency.

As at January 31, 2025, there were no Replacement Warrants outstanding.  The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2024	$3,030
Exercise of Replacement Warrants	(1,324)
Change in fair value during the period	(1,706)
Balance, January 31, 2025	$-

NOTE 12:	CAPITAL STOCK

Equity Financing

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (the “2022 Shelf”), which included an at-the-market offering agreement prospectus (the “2022 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

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

On December 20, 2024, we filed a prospectus supplement to our 2022 Shelf (the “2024 ATM Offering”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering agreement (the “2024 ATM Offering Agreement”) we have with Goldman Sachs & Co. LLC and certain co-managers (collectively, the “2024 ATM Managers”). Under the 2024 ATM Offering Agreement, we may, from time to time, sell shares of our common stock through the 2024 ATM Managers selected by us.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

During the six months ended January 31, 2024, we issued 21,188,029 of the Company’s common stock under the 2022 ATM Offering for gross cash proceeds of $132.49 million. The total issuance costs were $2.98 million, all of which were related to compensation paid to the 2022 ATM Managers.

During the six months ended January 31, 2025, we issued 11,516,375 and 5,310,281 of the Company’s common stock under the 2022 ATM Offering and the 2024 ATM Offering for gross cash proceeds of $94.40 million and $40.52 million, respectively. The total issuance costs were $2.15 million and $0.91 million, all of which were related to compensation paid to the 2022 ATM Managers and the 2024 ATM Managers, respectively.

Subsequent to January 31, 2025, we issued 295,000 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $2.09 million. The total issuance costs were $0.05 million, all of which were related to compensation paid to the 2024 ATM Managers.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the six months ended January 31, 2025, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2024	1,265,319	$3.29
Exercised	(1,065,899)	3.21
Expired	(40,329)	2.35
Balance, January 31, 2025	159,091	$4.13

A summary of our share purchase warrants outstanding and exercisable as of January 31, 2025, is as follows:

	Number of	Weighted Average Remaining
Weighted Average	Warrants	Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
4.13	159,091	1.17	April 5, 2026

During the six months ended January 31, 2025, we received cash proceeds totaling $3.30 million from the exercise of share purchase warrants. During the six months ended January 31, 2024, we received cash proceeds totaling $0.74 million from the exercise of share purchase warrants and cash advances of $0.52 million for shares that had been issued in the subsequent quarter from a warrant exercise during the quarter ended January 31, 2024.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 13:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the three and six months ended January 31, 2025, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2024	5,103,339	$2.66
Granted	24,415	6.21
Exercised	(173,375)	2.85
Cancelled/Forfeited	(12,062)	4.32
Balance, October 31, 2024	4,942,317	2.67
Granted	1,289	8.28
Exercised	(63,852)	3.34
Cancelled/Forfeited	(22,524)	4.37
Balance, January 31, 2025	4,857,230	$2.66

The table below sets forth the number of shares issued and cash received upon the exercise of our stock options:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Number of Options Exercised on a Cash Basis	2,438	100,425	48,713	289,675
Number of Options Exercised on a Non-Cash Basis	61,414	778,078	188,514	1,197,010
Total Number of Options Exercised	63,852	878,503	237,227	1,486,685

Number of Shares Issued on a Cash Basis	2,438	100,425	48,713	289,675
Number of Shares Issued on a Non-Cash Basis	35,627	569,574	110,389	826,185
Total Number of Shares Issued Upon Exercise of Options	38,065	669,999	159,102	1,115,860

Cash Received from Exercise of Stock Options	$9	$137	$129	$400
Total Intrinsic Value of Options Exercised	$301	$4,561	$1,110	$6,591

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding unvested stock options as of January 31, 2025, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2024	1,086,988	$2.83
Granted	24,415	4.09
Cancelled/Forfeited	(12,062)	2.85
Vested	(87,325)	3.19
Balance, October 31, 2024	1,012,016	$2.83
Granted	1,289	5.53
Cancelled/Forfeited	(22,449)	2.89
Vested	(280,059)	2.50
Balance, January 31, 2025	710,797	$2.97

During the six months ended January 31, 2025, we granted a stock option under our 2024 Stock Incentive Plan (the “Stock Incentive Plan”) to one of our officers to purchase an aggregate of 24,415 shares of the Company which are subject to a 24-month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

For the six months ended January 31, 2025, the weighted average fair value of the stock options granted was $4.17 per share and it was estimated at the date of grant using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price	$6.31
Expected Risk Free Interest Rate	3.52%
Expected Volatility	79.77%
Expected Life in Years	5
Expected Dividend Yield	0.00%

As at January 31, 2025, the aggregate intrinsic value of all of our outstanding stock options was estimated at $21.40 million (vested: $19.65 million and unvested: $1.75 million).  As at January 31, 2025, our unrecognized compensation cost related to unvested stock options was $1.01 million ( July 31, 2024: $2.18 million), which is expected to be recognized over 0.98 years.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our stock options outstanding and exercisable as of January 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	January 31, 2025	Exercise Price	Term (Years)	January 31, 2025	Exercise Price	Term (Years)
$0.91 to $0.99	1,392,750	$0.92	5.26	1,392,750	$0.92	5.26
$1.00 to $1.99	475,000	1.10	5.45	475,000	1.10	5.45
$2.00 to $2.99	522,149	2.26	6.42	522,149	2.26	6.42
$3.00 to $3.99	1,976,654	3.61	7.65	1,630,427	3.64	7.56
$4.00 to $4.99	6,250	4.62	8.42	3,750	4.56	8.31
$5.00 to $5.99	408,580	5.48	9.46	104,268	5.47	9.43
$6.00 to $6.99	64,558	6.51	9.33	13,089	6.58	9.26
$7.00 to $7.99	10,000	7.63	8.97	5,000	7.63	8.97
$8.00 to $8.28	1,289	8.28	9.80	-	8.28	9.80
	4,857,230	$2.66	6.80	4,146,433	$2.32	6.46

Restricted Stock Units

During the six months ended January 31, 2025, the Company granted 16,103 restricted stock units (each, an “RSU”) to one of our officers under our Stock Incentive Plan.  RSUs granted during the period have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant. The fair value of these RSUs was determined using the share prices at the respective grant dates.

A summary of our outstanding and unvested RSUs as of January 31, 2025, is as follows:

	Number of
	Restricted Stock	Grant Date	Remaining Life	Aggregate
Grant Date	Units	Fair Value	(Years)	Intrinsic Value
May 1, 2022	19,608	4.25	0.33	138
July 29, 2022	92,015	3.98	0.58	650
July 31, 2023	413,593	3.32	1.58	2,920
January 2, 2024	778	6.44	2.01	5
January 22, 2024	8,919	7.63	0.06	63
March 13, 2024	2,288	6.49	0.20	16
April 1, 2024	20,000	7.07	2.25	141
July 26, 2024	610,091	5.49	2.57	4,307
September 1, 2024	1,063	5.23	0.67	8
October 1, 2024	16,103	6.21	2.75	114
November 5, 2024	2,230	7.12	1.84	16
November 5, 2024	14,344	7.12	2.84	101
November 18, 2024	431	8.28	0.88	3
January 6, 2025	5,874	7.06	3.02	41
January 27, 2025	2,122	7.07	3.07	15
	1,209,459	$4.70	2.02	$8,538

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

During the three and six months ended January 31, 2025, our stock-based compensation related to RSUs was $0.78 million and $1.53 million (three and six months ended January 31, 2024: $0.44 million and 0.87 million), respectively.  As at January 31, 2025, our unrecognized compensation costs related to unvested RSUs totaled $3.17 million ( July 31, 2024: $4.42 million), which is expected to be recognized over a period of approximately 1.55 years.

Performance Based Restricted Stock Units

During the three and six months ended January 31, 2025, our stock-based compensation related to the amortization of performance based restricted stock units (each, a “PRSU”) totaled $0.29 million and $0.57 million (three and six months ended January 31, 2024: $0.18 million and $0.35 million), respectively.  As at January 31, 2025, our unrecognized compensation costs related to unvested PRSUs totaled $2.16 million ( July 31, 2024: $2.74 million), which is expected to be recognized over a period of approximately 2.10 years.

Stock-Based Compensation

A summary of our stock-based compensation expense for the three and six months ended January 31, 2025, is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$-	$88	$-
Amortization of stock option expenses	42	94	97	215
Amortization of RSU expenses	15	-	33	-
	57	94	218	215
Stock-Based Compensation for Management
Amortization of stock option expenses	172	160	379	368
Amortization of RSU and PRSU expenses	977	595	1,946	1,189
	1,149	755	2,325	1,557
Stock-Based Compensation for Employees
Amortization of stock option expenses	273	445	707	1,077
Amortization of RSU expenses	75	18	127	35
	348	463	834	1,112
	$1,554	$1,312	$3,377	$2,884

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 14:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Sales of purchased uranium inventory	$49,750	$-	$66,837	$-
Revenue from toll processing services	-	116	-	224
Total sales and service revenue	$49,750	$116	$66,837	$224

Cost of purchased uranium inventory	$(31,524)	$-	$(42,360)	$-
Cost of toll processing services	-	(97)	-	(187)
Total cost of sales and services	$(31,524)	$(97)	$(42,360)	$(187)

The table below provides a breakdown of major customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Customer A	67%	0%	50%	0%
Customer B	33%	0%	24%	0%
Customer C	0%	0%	14%	0%
Customer D	0%	0%	12%	0%
Customer E	0%	100%	0%	100%
	100%	100%	100%	100%

NOTE 15:	INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
Numerator	2025	2024	2025	2024
Net Income (Loss) for the Period	$(10,234)	$2,250	$(30,392)	$5,571
Denominator
Basic Weighted Average Number of Shares	423,199,789	394,024,127	417,669,394	388,202,403
Dilutive Effect of Stock Awards and Warrants	-	9,155,552	-	9,155,553
Diluted Weighted Average Number of Shares	423,199,789	403,179,679	417,669,394	397,357,956
Net Income (Loss) Per Share – Basic	$(0.02)	$0.01	$(0.07)	$0.01
Net Income (Loss) Per Share – Diluted	$(0.02)	$0.01	$(0.07)	$0.01

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 16:	SEGMENTED INFORMATION

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

Segment results for the prior periods have been updated to reflect the change in reportable segments. The tables below provide financial information relating to the Company’s segments. All intercompany transactions have been eliminated.:

Three Months Ended January 31, 2025	Sales and service revenue	Depreciation, amortization and accretion	Loss from equity-accounted investment	Interest income	Income (loss) before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$-	$864	$-	$-	$(11,348)	$190,645
Texas	-	139	-	-	(4,270)	807
Saskatchewan	-	39	-	-	(1,507)	-
Others	-	1	-	-	(379)	52
Corporate and administrative	49,750	2	(991)	1,201	5,842	-
Consolidated	$49,750	$1,045	$(991)	$1,201	$(11,662)	$191,504

Three Months Ended January 31, 2024	Sales and service revenue	Depreciation, amortization and accretion	Income from equity-accounted investment	Interest income	Income (loss) before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$116	$391	$-	$-	$(2,876)	$242
Texas	-	135	-	-	(2,864)	10
Saskatchewan	-	23	-	-	(3,634)	254
Others	-	1	-	-	(45)	53
Corporate and administrative	-	2	192	352	12,672	-
Consolidated	$116	$552	$192	$352	$3,253	$559

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Six Months Ended January 31, 2025	Sales and service revenue	Depreciation, amortization and accretion	Loss from equity-accounted investment	Interest income	Income (loss) before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$-	$1,288	$-	$-	$(17,638)	$191,333
Texas	-	272	-	-	(8,891)	1,178
Saskatchewan	-	75	-	-	(5,948)	273
Others	-	4	-	-	(850)	52
Corporate and administrative	66,837	4	(1,467)	2,326	169	-
Consolidated	$66,837	$1,643	$(1,467)	$2,326	$(33,158)	$192,836

Six Months Ended January 31, 2024	Sales and service revenue	Depreciation, amortization and accretion	Income from equity-accounted investment	Interest income	Income (loss) before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$224	$777	$-	$-	$(5,395)	$242
Texas	-	256	-	-	(5,177)	28
Saskatchewan	-	29	-	-	(5,686)	1,986
Others	-	2	-	-	(486)	69
Corporate and administrative	-	5	1,652	566	20,513	3
Consolidated	$224	$1,069	$1,652	$566	$3,769	$2,328

As of January 31, 2025	Total assets	Equity-Accounted Investments	Long-lived assets other than financial instruments
Mining
Wyoming	$364,988	$-	$352,372
Texas	24,812	-	21,574
Saskatchewan	369,361	-	368,544
Others	20,816	-	20,446
Corporate and administrative	201,980	55,181	168
Consolidated	$981,957	$55,181	$763,104

As of July 31, 2024	Total assets	Equity-Accounted Investments	Long-lived assets other than financial instruments
Mining
Wyoming	$169,740	$-	$162,816
Texas	23,776	-	21,028
Saskatchewan	378,368	-	377,550
Others	20,789	-	20,397
Corporate and administrative	297,155	58,809	200
Consolidated	$889,828	$58,809	$581,991

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended January 31, 2025, and our Form 10-K Annual Report for Fiscal 2024, including the consolidated financial statements and related notes contained therein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2024, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2024, our most recently completed year end, to January 31, 2025, and our results of operations for the three and six months ended January 31, 2025, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2024.

Business

We are engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay, as more fully described in our Form 10-K Annual Report for Fiscal 2024.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2025. At the same time, we have continued to advance our Roughrider and Burke Hollow Projects with resource expansions and development programs, respectively.

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

On December 6, 2024, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of (i) Kennecott Uranium Company (again KUC) and (ii) Wyoming Coal Resources Company (again WCRC) from Rio Tinto America Inc. (collectively, again, the Sweetwater Acquisition). KUC and WCRC collectively own or hold the following major assets: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming, and related facilities and impoundments (again, the Sweetwater Plant); (ii) the Red Desert Project,  a uranium project adjacent to the Sweetwater Plant; and (iii) the Green Mountain Project, a uranium project located 22 miles north of the Sweetwater Plant, with two deposits that have potential for ISR mining and three deposits that are considered appropriate for conventional mining.  The consideration for the Sweetwater Acquisition was $175.4 million in cash plus acquisition related costs of $4.2 million.

On January 15, 2025, we completed the acquisition of 107,142,857 common shares (again, the Anfield Shares) of Anfield Energy Inc. (again Anfield) (TSX-V: AEC) for total consideration of $10.5 million ($15 million Canadian dollars) pursuant to a subscription agreement between the Company and Anfield, whereby the Company subscribed for the Anfield Shares at a price of $0.14 per share (Canadian dollars). Immediately after the acquisition, the Company had beneficial ownership, and control and direction over, a total of 203,415,775 Anfield Shares, representing approximately 17.8% of the outstanding Anfield Shares on a non-diluted basis and approximately 24.2% of the outstanding Anfield Shares on a partially diluted basis after assuming the exercise of all warrants held by the Company. The Anfield Shares were acquired by the Company for investment purposes. We will continue to monitor the business, prospects, financial condition and potential capital requirements of Anfield.

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

Key Issues

With the completion of the acquisition of Uranium One Americas, Inc. in December 2021, together with the completion of the Sweetwater Acquisition in December 2025, we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations.  The acquisition of UEX Corporation in August 2022 and the acquisition of Roughrider Mineral Holdings Inc. in October 2022 further expanded our footprints in Canada and, in particular, the Athabasca Basin in Saskatchewan. We continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

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

As at January 31, 2025, we had no uranium supply or off-take agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Physical Uranium Program

The Company is investing in building the next generation of low-cost uranium projects that will be competitive on a global basis and which will use the ISR mining process which is expected to reduce the impact on the environment as compared to conventional mining. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we established a physical uranium portfolio (the “Physical Uranium Program”) and, as of January 31, 2025, we had 1,356,000 pounds of uranium and had entered into agreements to purchase 300,000 pounds of warehoused uranium in Fiscal 2026 at conversion facilities located in North America at a volume weighted average price of approximately $37.05 per pound.

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

Uranium Market Developments

The uranium market is currently being driven by a macro demand for more electricity generation, an unprecedented global push for clean energy, geopolitical situations and under investment among other factors. McKinsey & Company noted that global electricity demand is expected to more than double from 25,000 terawatt-hours (TWh) to between 52,000 and 71,000 TWh by 2050, due to the growth in emerging markets’ energy needs and electrification across the economy.  The DOE projects that electricity demand in the U.S. will grow 15–20% in the next decade and double by 2050.  This includes artificial intelligence growth and demand to power data centers that is expected to consume approximately 6.7% to 12% of total U.S. electricity by 2028. The DOE notes that total data center electricity usage climbed from 58 TWh in 2014 to 176 TWh in 2023 and estimates an increase between 325 to 580 TWh by 2028.

There is a growing realization that the highly reliable, safe, baseload power nuclear energy provides should be a part of any clean energy platform.  Governments around the globe are also pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

In the U.S., several pieces of bipartisan legislation have passed in recent years supporting nuclear development and expansion, including the Nuclear Fuel Security Act, Advance Act, and the Inflation Reduction Act. In combination, these bills and others like The Prohibiting Russian Uranium Imports Act will help rebuild and restore a robust domestic fuel cycle in the U.S. The new Trump Administration is also firmly behind nuclear energy with priority actions stating, “unleash commercial nuclear power in the U.S.” and “strengthen grid reliability and security.” (Source: Energy.Gov - Secretary Wright Acts to Unleash Golden Era of American Energy Dominance, February 5, 2025).

New capacity gains are anticipated to come from multiple sources, including building new nuclear power plants, uprating existing reactors, and restarting some retired reactors. Large U.S. technology companies like Microsoft, Meta, Google, Oracle and Amazon have jumped on the nuclear wagon for their data center energy demand with large investments in their pursuit of clean, reliable power that nuclear provides.

Over the past few years, global uranium market fundamentals have improved as the market began a transition from being inventory driven to a production driven. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown appreciation, reaching a high in 2024 of $107.00 per pound U3O8. Since that time the spot uranium market has been in a pullback reaching a low of $66.50 per pound on February 28, 2025. During the three and twelve months ended, January 31, 2025, uranium prices averaged $74.98 and $83.98 per pound U3O8, respectively.  The period including November 2024 through January 2025 was marked by continued spot price fluctuations between $82.00 and $67.30 per pound U3O8 (all pricing information is sourced from UxC LLC Historical Ux Daily Prices).

Underinvestment in uranium mining operations over the past decade has been a major factor contributing to a structural deficit that is apparent between global production and uranium requirements.  Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels.  In 2025 and 2026 the mid-case gap between production and requirements is projected to be more than 43 million pounds of U3O8, and by 2035 accumulates to a total near 380 million pounds of U3O8 (UxC 2024 Q4 Uranium Market Outlook).  For context, the U.S. utilities purchased 51.6 million pounds of U3O8 in 2023 (Source: U.S. Energy Information Administration, June 6, 2024 - Uranium Marketing Annual Report).  The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years.  Secondary supply is also likely to be further reduced with western enrichers, reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services.  As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet existing and future demand.  The timeline for new mining projects can be 10 years or longer and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia’s invasion of Ukraine with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions and U.S. legislation banning the importation of Russian nuclear fuel and Russia’s retaliation with an U.S. export ban is causing a fundamental change to the nuclear fuel markets. Additionally, the 2023 coup in Niger, and the government’s demand for the U.S. and France to vacate the country, as well as the revocation of Canadian and French companies mining rights, operating permits and export capabilities, has underscored jurisdictional risk. Niger is the world’s seventh largest producer and accounted for approximately 5% of global uranium production and approximately 14% of European Union supply in 2023 (Source: Euratom Supply Agency, World Nuclear Association - Uranium in Niger July 23, 2024, World Nuclear News).

As a result of the instability and assurance of supply risks, U.S. and European utilities are shifting supply focus to production from areas of low geopolitical risk. The recent White House executive order Establishing “The National Energy Dominance Council” noted one of the objectives is to “reduce dependency on foreign imports” for America’s “national security” and recognized uranium as an ‘amazing national asset’ (Source: The White House News & Update, February 14, 2025).

On the demand side, the global nuclear energy industry continues robust growth, with 70 new reactors connected to the grid in 2014 through December of 2024, and with another 65 reactors under construction.  In 2024, five new reactors were connected to the grid and four reactors were permanently shut down (Source: International Atomic Energy Association Power Reactor Information System – February 14, 2025).  Total nuclear generating capacity for the world’s 439 operable reactors as of January 7, 2025, stands at 398 GWe (Source: World Nuclear Association).  At the COP29 United Nations Climate Change Conference, six more countries joined the pledge to triple their nuclear capacity by 2050, bringing the total to 31 countries, further supporting additional growth for the nuclear industry and uranium demand.

Additional upside market pressure is also occurring as utilities continue their return to a longer-term contracting cycle to replace expiring contracts.  Cumulative uncommitted demand through 2035 is more than a billion pounds U3O8 (Source: UxC Uranium Market Overview Q4 2024).  This utility demand, along with that from financial entities, government programs, various producers, as well as the increasing interest in nuclear energy for data centers, are adding to the strong fundamentals supporting the uranium market.

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

Results of Operations

For the three and six months ended January 31, 2025, we recorded revenue of $49.75 million and $66.84 million, and realized gross profit of $18.23 million and $24.48 million, respectively, which were all related to sales of purchased uranium inventory.  For the three and six months ended January 31, 2024, we recorded revenue of $0.12 million and $0.22 million, and realized gross profit of  $0.02 million and $0.04  million, respectively, which were all generated from toll processing services.

For the three and six months ended January 31, 2025, we recorded a net loss of $10.23 million ($0.02 per share) and $30.39 million ($0.07 per share), and loss from operations of $3.63 million and $16.84 million, respectively. During the three and six months ended January 31, 2024, we recorded net income of $2.25 million ($0.01 per share) and $5.57 million ($0.01 per share), and loss from operations of $12.12  million and $23.50 million, respectively.

While we have commenced uranium extraction at Christensen Ranch in August 2024, we are still ramping up our mining activities during the three and six months ended January 31, 2025. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2025. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

As of January 31, 2025, we have 300,000 pounds of uranium inventory purchase commitments outstanding at a volume weighted average price of approximately $37.05 per pound. Deliveries are scheduled to occur in Fiscal 2026.

As of January 31, 2025, the carrying value of our inventories was $75.69 million (July 31, 2024: $75.83 million), of which purchased uranium concentrate inventories was $72.90 million (July 31, 2024: $75.44 million).

Sales and Service Revenue

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Sales of purchased uranium inventory	$49,750	$-	$66,837	$-
Revenue from toll processing services	-	116	-	224
Total sales and service revenue	$49,750	$116	$66,837	$224

Cost of purchased uranium inventory	$(31,524)	$-	$(42,360)	$-
Cost of toll processing services	-	(97)	-	(187)
Total cost of sales and services	$(31,524)	$(97)	$(42,360)	$(187)

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Permitting and compliance	$312	$456	$602	$1,339
Property maintenance	1,244	962	2,493	1,947
Exploration	923	2,915	5,840	5,317
Development	7,584	1,119	12,266	1,645
Extraction readiness	4,180	1,239	6,556	2,129
Total	$14,243	$6,691	$27,757	$12,377

During the three and six months ended January 31, 2025, exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $0.18 million and $1.48 million (January 31, 2024: $0.80 million and $2.09 million), respectively; and

●	Roughrider Project: $0.33 million and $3.22 million (January 31, 2024: $1.23 million and $1.26 million), respectively.

During the three and six months ended January 31, 2025, development expenditures were primarily spent on the following projects:

●	Burke Hollow Project: $2.75 million and $4.59 million (January 31, 2024: $nil and $nil), respectively;

●	Christensen Ranch Mine: $2.40 million and $4.21 million (January 31, 2024: $nil and $0.01 million), respectively; and

●	Roughrider Project: $0.18 million and $0.70 million (January 31, 2024: $1.10 million and $1.60 million), respectively.

During the three and six months ended January 31, 2025, extraction readiness expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $3.25 million and $4.85 million (January 31, 2024: $0.52 million and $0.96 million), respectively;

●	Irigaray Plant: $0.56 million and $0.79 million (January 31, 2024: $0.13 million and $0.18 million), respectively; and

●	Palangana Mine: $0.20 million and $0.42 million (January 31, 2024: $0.46 million and $0.73 million), respectively.

General and Administrative

General and Administrative expenses were comprised of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Salaries and management fees	$1,865	$1,598	$3,646	$2,795
Office, investor communications, insurance and travel	1,650	1,317	3,112	2,622
Foreign exchange gain	(26)	85	(420)	38
Professional fees	1,529	583	2,200	1,756
Sub-total	5,018	3,583	8,538	7,211
Stock-based compensation	1,554	1,312	3,377	2,884
Total general and administrative expenses	$6,572	$4,895	$11,915	$10,095

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and six months ended January 31, 2025, salaries, wages and management fees increased compared to the three and six months ended January 31, 2024, which was primarily the result of an increase in personnel and corporate-wide salary increases to adjust for inflation; and

●

for the three and six months ended January 31, 2025, professional fees and office, investor communications, insurance and travel increased compared to the three and six months ended January 31, 2024, which was primarily the result of increase in business activities and the expansion of our operations.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Share of income (loss)	$(1,013)	$182	$(1,494)	$1,221
Gain on dilution of ownership interest	22	10	27	431
Total	$(991)	$192	$(1,467)	$1,652

During the three and six months ended January 31, 2025 and 2024, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options. As at January 31, 2025, we had a 13.5% equity interest in URC compared to a 14.8% equity interest as at July 31, 2024.

During the three and six months ended January 31, 2025, we recorded a share of URC’s loss of $0.24 million and $0.30 million (three and six months ended January 31, 2024: income of $0.56 million and $1.88 million) and a share of JCU’s loss of $0.77 million and $1.19 million (three and six months ended January 31, 2024: $0.38 million and $0.66 million), respectively.

Fair Value Gain (Loss) on Equity Securities

As at January 31, 2025, our investments in certain equity securities were revalued using the market values at period end, which resulted in a fair value loss of $7.97 million and $18.32 million on revaluation of equity securities for the three and six months ended January 31, 2025 (three and six months ended January 31, 2024: gain of $20.08 million and $37.39 million), respectively.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacements Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants were denominated in Canadian dollars which differs from the functional currency of the Company. As at January 31, 2025, all Replacement Warrants had been either exercised or expired.  A gain of $nil and $1.71 million on revaluation of derivative liabilities was recorded for the three and six months ended January 31, 2025 , respectively, due to the decrease in time value of the Replacement Warrants as they expired in the first quarter of Fiscal 2025. During the three and six months ended January 31, 2024, we recorded a loss on revaluation of derivative liabilities of $5.06 million and $11.96 million, respectively, primarily due to changes in our share price.

Interest income (expenses)

During the three and six months ended January 31, 2025, interest income totaled $1.20 million and $2.33 million, compared to $0.35 million and $0.57 million for the three and six months ended January 31, 2024, respectively. The interest earned resulted from the investment of cash proceeds received from our 2022 ATM Offering and our 2024 ATM Offering (collectively, the “ATM Offerings”) and the sale of equity securities in short-term deposits.

Summary of Quarterly Results

	For the Quarters Ended
	January 31, 2025	October 31, 2024	July 31, 2024	April 30, 2024
Sales and service revenue	$49,750	$17,087	$-	$-
Gross profit	18,226	6,251	-	-
Net income (loss)	(10,234)	(20,158)	(15,115)	(19,677)
Total comprehensive income (loss)	(19,003)	(21,886)	(16,169)	(25,527)
Basic and diluted income (loss) per share	(0.02)	(0.05)	(0.04)	(0.05)
Total assets	981,957	917,798	889,828	878,268

	For the Quarters Ended
	January 31, 2024	October 31, 2023	July 31, 2023	April 30, 2023
Sales and service revenue	$116	$108	$38,949	$20,217
Gross profit	19	18	15,023	6,219
Net income (loss)	2,250	3,321	517	(10,960)
Total comprehensive income (loss)	9,982	(7,728)	6,835	(14,549)
Basic and diluted income (loss) per share	0.01	0.01	-	(0.03)
Total assets	878,878	798,129	737,589	722,148

 Liquidity and Capital Resources

	January 31, 2025	July 31, 2024
Cash and cash equivalents	$61,513	$87,533
Current assets	141,440	235,244
Current liabilities	14,987	29,222
Working capital (Current assets less Current liabilities)	126,453	206,022

During the six months ended January 31, 2025, we received net proceeds of $135.29 million (six months ended January 31, 2024: $131.16 million) from our ATM Offerings and from exercises of stock options and share purchase warrants.

Subsequent to January 31, 2025, we received additional net proceeds of $2.04 million under our 2024 ATM Offering.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  We had an accumulated deficit balance of $349.29 million as at January 31, 2025.  Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

We hold mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, with annual land-related payments totaling $5.89 million being required to maintain these rights in good standing.

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

We believe our existing cash resources, and if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date that this Quarterly Report is issued.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to generate cash flow from the sales of our uranium inventories under our Physical Uranium Program and to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.

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

Equity Financings

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (again, the 2022 Shelf), which included an at-the-market offering agreement prospectus (again, the 2022 ATM Offering) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

On November 16, 2022, we also entered into an at-the-market offering agreement (again, the 2022 ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, again, the 2022 ATM Managers) as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the ATM Managers selected by us.

On December 20, 2024, we filed a prospectus supplement to our 2022 Shelf, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering agreement (again, the 2024 ATM Offering Agreement) we have with Goldman Sachs & Co. LLC and certain co-managers (collectively, again, the 2024 ATM Managers). Under the 2024 ATM Offering Agreement, we may, from time to time, sell shares of our common stock through the 2024 ATM Managers selected by us.

During the six months ended January 31, 2024, we issued 21,188,029 of the Company’s common stock under the 2022 ATM Offering for gross cash proceeds of $132.49 million. The total issuance costs were $2.98 million, all of which were related to compensation paid to the 2022 ATM Managers.

During the six months ended January 31, 2025, we issued 11,516,375 and 5,310,281 of the Company’s common stock under the 2022 ATM Offering and 2024 ATM Offering for gross cash proceeds of $94.40 million and $40.52 million, respectively. The total issuance costs were $2.15 million and $0.91 million, all of which were related to compensation paid to the 2022 ATM Managers and the 2024 ATM Managers, respectively.

Subsequent to January 31, 2025, we issued 295,000 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $2.09 million. The total issuance costs were $0.05 million, all of which were related to compensation paid to the 2024 ATM Managers.

Operating Activities

During the six months ended January 31, 2025, net cash used in operating activities totaled $20.26 million, which was primarily related to mineral property expenditures incurred in the first half of Fiscal 2025 of $27.76 million, general and administrative expenses of $11.92 million and changes in operating assets and liabilities, partially offset by a gross profit from the sale of purchased uranium inventory of $24.48 million. During the six months ended January 31, 2024, net cash used in operating activities was $81.41 million, of which $57.19 million was related to the change in uranium concentrate inventory.

Financing Activities

During the six months ended January 31, 2025, net cash provided by financing activities totaled $132.65 million, primarily from the net proceeds of $135.29 million from our ATM Offerings, as well as the exercises of stock options and share purchase warrants, partially offset by payments of $2.64 million for tax withholding amounts related to RSU and PRSU net share issuances.  During the six months ended January 31, 2024, net cash provided by financing activities totaled $130.29 million, primarily from the net proceeds of $131.16 million from our 2022 ATM Offering and the exercises of stock options and share purchase warrants, partially offset by payments of $0.88 million for tax withholding amounts related to RSU and PRSU net share issuances.

Investing Activities

During the six months ended January 31, 2025, net cash used in investing activities totaled $136.44 million, comprised of $177.29 million paid for the Sweetwater Acquisition, $10.46 million invested in equity securities, $0.54 million used for the capital contribution to JCU and $2.54 million invested in mineral properties and the purchase of equipment, partially offset by proceeds from the sale of equity securities of $54.37 million. During the six months ended January 31, 2024, net cash used in investing activities totaled $12.19 million, comprised of a capital contribution to JCU of $1.65 million, investment in equity securities of $5.55 million, additional investment in URC of $5.68 million, and cash from the sale of equity securities of $3.01 million.

Stock Options and Warrants

As of January 31, 2025, we had in-the-money stock options outstanding representing 4,845,941 shares at a weighted-average exercise price of $2.64 per share, and in-the-money share purchase warrants outstanding representing 159,091 shares at a weighted-average exercise price of $4.13 per share.  As of January 31, 2025, outstanding in-the-money stock options and warrants represented a total 5,005,032 shares issuable for gross proceeds of approximately $13.47 million should these stock options and warrants be exercised in full on a cash basis.  The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

Related party transactions are based on the amounts agreed to by the parties. During three and six months ended January 31, 2025 and 2024, the Company did not enter into any material contracts or undertake any significant commitment or obligation with any related parties.

Material Contractual Obligations and Commitments

As at January 31, 2025, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Asset Retirement Obligations	$50,296	$2,953	$4,998	$4,970	$37,375
Operating Lease Obligations	2,526	480	780	437	829
Uranium Inventory Purchase Obligations	11,114	11,114	-	-	-
Total	$63,936	$14,547	$5,778	$5,407	$38,204

As of January 31, 2025, we were renting or leasing office premises in the States of Texas, Arizona and Wyoming, British Columbia and Saskatchewan, Canada, and Paraguay, for total monthly payments of $0.04 million. Office lease agreements for the U.S. and Canada expire between July 2026 and November 2029.

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

For a discussion of the recently issued accounting pronouncements, refer to note 2 of the interim condensed consolidated financial statements contained in this Quarterly Report.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for Fiscal 2024.

Subsequent Events

Subsequent to January 31, 2025, we received additional net cash proceeds of $2.04 million under our 2024 ATM Offering.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 9, 2011, the Texas Commission on Environmental Quality (the “TCEQ”) granted our Company’s applications for a Class III Injection Well Permit, Permit Area Authorization and Aquifer Exemption (“AE”) for our Goliad Project.  On or about December 4, 2012, the U.S. Environmental Protection Agency (the “EPA”) concurred with the TCEQ issuance of the AE permit.  With the receipt of this concurrence, the final authorization required for uranium extraction, our Goliad Project achieved fully-permitted status.  On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas.  A motion filed by our Company to intervene in this matter was granted.  The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position.  On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit to appeal the EPA’s decision.  On or about March 5, 2013, a motion filed by our Company to intervene in this matter was granted.  The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs.  The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court.  On or about August 21, 2013, the State District Court agreed to abate the proceedings.  The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval.  In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE.  We and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period.  On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days.  In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, our Company conducted a joint groundwater survey of the site, the results of which reaffirmed our previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development.  On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule.  In that Status Report the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit.

A Class I renewal application for the Goliad Project disposal wells was received by the TCEQ on January 23, 2020 and declared administratively complete on April 27, 2020.  The application went through technical review and, on September 13, 2022, the executive director of the TCEQ made a decision that the permit application met the requirements of the law.  On or around October 4, 2022, petitioners in Goliad County requested a hearing and reconsideration on the renewal permits.  The TCEQ considered the requests on December 14, 2022, during its open meeting, and denied the petitioner’s request for reconsideration but granted its request for hearing.  The TCEQ referred the application to the State Office of Administrative Hearing (“SOAH”) to discuss three issues: (i) whether the permit application adequately characterizes the geology and identified and assessed faults in the vicinity of the proposed injections wells; (ii) whether the draft permit provides for adequate monitoring of migration of injected fluids in the vicinity of the proposed injection wells: and (iii) whether the location and design of the injection wells and pre-injection facilities are adequate.  Closing statements were submitted by all parties to the SOAH Administrative Law Judges (“ALJs”) on February 5, 2024.  On April 10, 2024, the ALJs made a recommendation to remand the matter to the executive director of the TCEQ for further examination, stating the Company failed to meet its burden of proof.  The executive director, via Executive Director’s Exceptions to the Proposal for Decision (“PFD”), respectfully disagreed with the recommendation presented in the PFD to remand the application to the executive director for further consideration.  The executive director commented that the ALJ’s PFD improperly broadened the scope of the refereed contested case hearing; misapplied the application requirements in commission rule for providing geoscientific information; mischaracterized the position of the executive director; and prematurely imposed monitoring or corrective action requirements before the subject injection wells were drilled, constructed and tested.  The TCEQ reissued the permits on August 28, 2024. A Motion for Rehearing was filed on November 21, 2024. No other information is available on the potential proceeding at this time. We continue to believe that the pending appeal is without merit and that the Goliad Project remains fully permitted for uranium extraction.

The Company has had communications and filings with the Paraguayan Ministry of Public Works and Communications (the “MOPC”), the mining regulator in Paraguay, whereby the MOPC is taking the position that certain concessions forming part of the Company’s Yuty, Alto Parana and Colonel Oviedo Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. While we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect the Company’s continuing rights in those concessions.

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

As more fully described under Item 1, Business, in our Annual Report on Form 10-K for Fiscal 2024, we were incorporated under the laws of the State of Nevada on May 16, 2003 and, since 2004, we have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects located in the United States, Canada and the Republic of Paraguay.  In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8.  We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, Colorado, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay.  In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2025.

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $349.29 million as of January 31, 2025.  Historically, we have been reliant primarily on equity financings from the sale of our common stock in order to fund our operations.  Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.08 million, $9.03 million and $13.76 million, respectively, and generated revenues from sales of purchased uranium inventory totaling $66.84 million during the six months ended January 31, 2025 , we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As at January 31, 2025, we had working capital (current assets less current liabilities) of $126.45 million including cash and cash equivalents of $61.51 million and purchased uranium inventory holdings of $72.90 million.  Subsequent to January 31, 2025, we received additional net cash proceeds of $2.04 million under our 2024 ATM Offering.  We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the six months ended January 31, 2025, or any other fiscal years. In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2025.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines, Roughrider Project and our recently acquired Sweetwater Acquisition assets, and have recorded a liability of $30.63 million on our balance sheet at January 31, 2025, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

As at January 31, 2025, the total estimated reclamation costs for all of our projects was $50.30 million. We have secured $50.65 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations, of which $9.21 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $41.44 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties.  Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

Tariffs and other changes in international trade policy could adversely affect our business, financial condition and results of operations.

Changes in tariffs, duties and other trade policies may impact the demand for uranium and the costs of products we require to operate and develop our projects. On February 1, 2025, the President of the United States signed executive orders directing the United States to impose tariffs on goods originating from Canada, Mexico and China. In the case of Canadian goods, these measures took effect on March 4, 2025 and include an additional 25% tariff on goods originating from Canada, except for Canadian energy products, which include critical minerals such as uranium that are subject to a lower rate of 10%.  These tariffs took effect in March 2025, with tariffs on certain goods of Mexican origin delayed until April 2, 2025. On March 4, 2025, Canada also announced additional 25% tariffs against certain goods of United States origin, including uranium. The United States has also discussed additional potential future tariffs on goods originating from the European Union. These developments are ongoing and are subject to change, including the imposition of additional tariffs and retaliatory measures by these and other countries. Depending on their extent, scope and duration, these tariffs and retaliatory measures may result in increased costs for any equipment and other goods we require to operate and develop our projects in accordance with our current plans. At the same time, it is possible that these tariffs and other measures may benefit certain aspects of our business, including by increasing demand for uranium produced in the United States. Although discussions continue regarding potential economic arrangements between these countries, there remains significant uncertainty over the scope, impact and duration of any tariffs and retaliatory measures, and they may, among other things, adversely impact general economic conditions, including the market and demand for uranium and our business financial condition and results of operations.

In addition, in 2025, the United States government instituted a ban on the import of low-enriched uranium from Russia. If the United States Government reduces or rescinds any sanctions or restrictive measures that currently limit U.S. imports of uranium from other countries, such modification could adversely affect the market for uranium of United States origin and could have a material adverse impact on our business, financial condition, and results of operations.

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

We are authorized to issue 750,000,000 shares of common stock of which 428,412,265 shares were issued and outstanding as of January 31, 2025.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2025, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.    Other Information

During our fiscal quarter ended January 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: March 11, 2025

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial Officer)
Date: March 11, 2025