Form 10-Q
period 2025-04-30
URANIUM ENERGY CORP
filed 2025-06-02
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 444,349,147 shares of common stock outstanding as of May 30, 2025.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and nine months ended April 30, 2025

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	April 30, 2025	July 31, 2024

CURRENT ASSETS
Cash and cash equivalents		$71,397	$87,533
Inventories	4	76,358	75,833
Prepaid expenses and other receivables		4,908	3,147
Investment in equity securities	9	-	68,731
TOTAL CURRENT ASSETS		152,663	235,244

MINERAL RIGHTS AND PROPERTIES	5	710,340	557,583
PROPERTY, PLANT AND EQUIPMENT	6	67,547	20,465
RESTRICTED CASH	7	9,207	7,251
EQUITY-ACCOUNTED INVESTMENTS	8	55,566	58,809
INVESTMENT IN EQUITY SECURITIES	9	8,763	6,533
OTHER NON-CURRENT ASSETS		3,724	3,943
TOTAL ASSETS		$1,007,810	$889,828

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$11,897	$22,938
Asset retirement obligations - current	10	2,845	2,953
Derivative liabilities	11	-	3,030
Other current liabilities		355	301
TOTAL CURRENT LIABILITIES		15,097	29,222

ASSET RETIREMENT OBLIGATIONS	10	35,879	16,672
OTHER NON-CURRENT LIABILITIES		1,395	1,474
DEFERRED TAX LIABILITIES	3	62,647	64,347
TOTAL LIABILITIES		115,018	111,715

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 435,027,962 shares issued and outstanding (July 31, 2024 - 410,355,768)	12	435	410
Additional paid-in capital		1,285,772	1,110,433
Accumulated deficit		(379,505)	(318,901)
Accumulated other comprehensive loss		(13,910)	(13,829)
TOTAL EQUITY		892,792	778,113
TOTAL LIABILITIES AND EQUITY		$1,007,810	$889,828

COMMITMENTS AND CONTINGENCIES	4,10
SUBSEQUENT EVENTS	12

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended		Nine Months Ended
		April 30,		April 30,
	Notes	2025	2024	2025	2024
SALES AND SERVICE REVENUE	14	$-	$-	$66,837	$224
COST OF SALES AND SERVICES	14	-	-	(42,360)	(187)
GROSS PROFIT		-	-	24,477	37

OPERATING COSTS
Mineral property expenditures	5	15,680	9,071	43,437	21,448
General and administrative		6,378	4,219	18,293	14,314
Depreciation, amortization and accretion	5,6,10	1,405	551	3,048	1,620
TOTAL OPERATING COSTS		23,463	13,841	64,778	37,382
LOSS FROM OPERATIONS		(23,463)	(13,841)	(40,301)	(37,345)

OTHER INCOME (EXPENSES)
Interest expense and finance costs		(404)	(205)	(1,034)	(620)
Income (loss) from equity-accounted investments	8	(2,255)	3,306	(3,722)	4,958
Fair value gain (loss) on equity securities	9	(4,266)	(13,804)	(22,583)	23,585
Gain (loss) on revaluation of derivative liabilities	11	-	2,071	1,706	(9,892)
Interest income		571	993	2,897	1,559
Other		39	(28)	101	16
OTHER INCOME (EXPENSES)		(6,315)	(7,667)	(22,635)	19,606
LOSS BEFORE INCOME TAXES		(29,778)	(21,508)	(62,936)	(17,739)
DEFERRED TAX RECOVERY (EXPENSE)		(434)	1,831	2,332	3,633
NET LOSS FOR THE PERIOD		(30,212)	(19,677)	(60,604)	(14,106)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation gain (loss)		10,416	(5,850)	(81)	(9,167)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		10,416	(5,850)	(81)	(9,167)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(19,796)	$(25,527)	$(60,685)	$(23,273)

NET LOSS PER SHARE	15
Basic		$(0.07)	$(0.05)	$(0.14)	$(0.04)
Diluted		$(0.07)	$(0.05)	$(0.14)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		429,941,797	404,104,490	421,670,287	393,425,716
Diluted		429,941,797	404,104,490	421,670,287	393,425,716

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Nine Months Ended April 30,
	Notes	2025	2024

OPERATING ACTIVITIES
Net loss for the period		$(60,604)	$(14,106)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	13	4,713	3,987
Depreciation, amortization and accretion	5,6,10	3,056	1,620
(Income) loss from equity-accounted investments	8	3,722	(4,958)
(Gain) loss on disposition of assets		(12)	33
(Gain) loss on revaluation of equity securities	9	22,583	(23,585)
(Gain) loss on revaluation of derivative liabilities	11	(1,706)	9,892
Deferred tax recovery		(2,332)	(3,633)
Changes in operating assets and liabilities
Inventories		304	(57,179)
Prepaid expenses and other receivables		139	(580)
Accounts payable and accrued liabilities		(10,761)	(5,389)
Other liabilities		(102)	27
NET CASH USED IN OPERATING ACTIVITIES		(41,000)	(93,871)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	12	168,025	160,239
Payments for withholding of employee taxes related to options, RSUs and PRSUs		(2,637)	(947)
NET CASH PROVIDED BY FINANCING ACTIVITIES		165,388	159,292

INVESTING ACTIVITIES
Acquisition of Sweetwater Assets	3	(177,328)	-
Investment in mineral rights and properties		(165)	(1,391)
Capital contribution to equity-accounted investment	8	(538)	(2,388)
Purchase of additional interest in equity-accounted investment	8	-	(9,238)
Investment in equity securities	9	(10,455)	(12,115)
Proceeds from sale of equity securities	9	54,372	3,008
Purchase of property, plant and equipment		(4,505)	(1,166)
Proceeds from disposition of assets		49	8
NET CASH USED IN INVESTING ACTIVITIES		(138,570)	(23,282)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(14,182)	42,139
FOREIGN EXCHANGE DIFFERENCE ON CASH		2	(27)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		94,784	52,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	7	$80,604	$94,977

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113
Common stock
Issued under ATM offerings, net of issuance costs	7,595,626	8	61,223	-	-	61,231
Issued upon exercise of stock options	121,037	-	120	-	-	120
Issued upon exercise of warrants	1,054,997	1	4,618	-	-	4,619
Stock-based compensation
Common stock issued for consulting services	15,000	-	88	-	-	88
Amortization of stock-based compensation	-	-	1,733	-	-	1,733
Net loss for the period	-	-	-	(20,158)	-	(20,158)
Other comprehensive loss	-	-	-	-	(1,728)	(1,728)
Balance, October 31, 2024	419,142,428	$419	$1,178,215	$(339,059)	$(15,557)	$824,018
Common stock
Issued under ATM offering, net of issuance costs	9,231,030	9	70,624	-	-	70,633
Issued upon exercise of stock options	38,065	-	9	-	-	9
Issued upon vesting of RSUs	742	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	1,556	-	-	1,556
Net loss for the period	-	-	-	(10,234)	-	(10,234)
Other comprehensive loss	-	-	-	-	(8,769)	(8,769)
Balance, January 31, 2025	428,412,265	$428	$1,250,404	$(349,293)	$(24,326)	$877,213
Common stock
Issued under ATM offering, net of issuance costs	6,578,235	7	34,027	-	-	34,034
Issued upon exercise of stock options	15,428	-	5	-	-	5
Issued upon vesting of RSUs	18,335	-	-	-	-	-
Stock-based compensation						-
Common stock issued for consulting services	3,699	-	19	-	-	19
Amortization of stock-based compensation	-	-	1,317	-	-	1,317
Net loss for the period	-	-	-	(30,212)	-	(30,212)
Other comprehensive income	-	-	-	-	10,416	10,416
Balance, April 30, 2025	435,027,962	$435	$1,285,772	$(379,505)	$(13,910)	$892,792

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
April 30, 2025
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

As at April 30, 2025, we had working capital (current assets less current liabilities) of $137.57 million including cash and cash equivalents of $71.40 million and purchased uranium inventories of $72.90 million. We believe our existing cash resources and cash flow from sale of uranium concentrates, and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations including uranium mining and our inventory purchase commitments for 12 months from the date that these unaudited interim condensed consolidated financial statements are issued.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2024 (“Fiscal 2024”).  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2025 (“Fiscal 2025”). All amounts in the tables are expressed in thousands of U.S. dollars unless otherwise stated.

Mineral Rights and Properties

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine and Christensen Ranch Mine (collectively, the “ISR Mines”), and our Red Desert, Green Mountain, Roughrider and Christie Lake Projects.  We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines.  As a result, and despite the fact that we commenced extraction of mineralized materials at some of our ISR Mines, we remain an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

Since we commenced extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the Exploration Stage by establishing proven or probable reserves.  Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred.  Expenditures relating to pre-extraction activities, such as the construction of mine wellfields and disposal wells, are expensed as incurred until such time that proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

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
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Note 3:	ACQUSITION OF THE SWEETWATER ASSETS

On December 6, 2024, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of (i) Sweetwater Uranium Inc. (formerly Kennecott Uranium Company (“KUC”)) and (ii) Wyoming Coal Resources Company (“WCRC”) (collectively, the “Sweetwater Acquisition”) from Rio Tinto America Inc. KUC and WCRC collectively own or hold the following assets: (i) a fully-licensed conventional uranium processing mill, including buildings and equipment, located in Sweetwater County, Wyoming (the “Sweetwater Plant”); (ii) the Red Desert Project,  an uranium project adjacent to the Sweetwater Plant; and (iii) the Green Mountain Project, an uranium project located 22 miles north of the Sweetwater Plant. The Sweetwater Acquisition is accounted for as an acquisition of assets rather than a business as both KUC and WCRC do not meet the definition of a business in accordance with ASC 805 Business Combinations.

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

Cash flow on acquisition:

Cash paid	$175,399
Acquisition related costs	1,929
Acquisition of Sweetwater assets	$177,328

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	INVENTORIES

As at April 30, 2025, we held 1,356,000 ( July 31, 2024: 1,466,000) pounds of purchased uranium concentrate inventory. Costs of inventories consist of the following:

	April 30, 2025	July 31, 2024
Material and supplies	$384	$215
In-process inventory	2,897	-
Uranium concentrates from extraction	178	178
Purchased uranium inventories	72,899	75,440
	$76,358	$75,833

As of April 30, 2025, our uranium inventory purchase commitments for the next five fiscal years are as follows:

	Purchase Commitments
	in Pounds	Purchase Price
Fiscal 2026	300,000	$11,114
Total	300,000	$11,114

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at April 30, 2025, we own mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.

As at April 30, 2025, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2024	$172,540	$376,523	$15,014	$564,077
Sweetwater Acquisition	145,749	-	-	145,749
Additions	165	1	-	166
Asset retirement obligations (Note 10)	7,688	-	-	7,688
Impact of foreign currency translation	-	(42)	-	(42)
Balance, April 30, 2025	326,142	376,482	15,014	717,638

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2024	(6,389)	(105)	-	(6,494)
Additions	(804)	-	-	(804)
Balance, April 30, 2025	(7,193)	(105)	-	(7,298)

Carrying Value
Balance, July 31, 2024	$166,151	$376,418	$15,014	$557,583
Balance, April 30, 2025	$318,949	$376,377	$15,014	$710,340

Mineral property expenditures recorded during the period are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Permitting and compliance	$253	$394	$855	$1,733
Property maintenance	1,246	1,073	3,738	3,020
Exploration	3,079	4,668	8,919	9,985
Development	6,493	1,769	18,759	3,414
Extraction readiness	4,609	1,167	11,166	3,296
Total	$15,680	$9,071	$43,437	$21,448

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	April 30, 2025			July 31, 2024
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$61,470	$(3,853)	$57,617	$19,346	$(2,708)	$16,638
Mining Equipment	6,745	(2,877)	3,868	3,740	(2,523)	1,217
Logging Equipment and Vehicles	5,161	(2,595)	2,566	3,452	(2,222)	1,230
Computer Equipment	303	(296)	7	300	(287)	13
Furniture and Fixtures	243	(201)	42	243	(190)	53
Buildings	2,086	(153)	1,933	337	(103)	234
Land	1,514	-	1,514	1,080	-	1,080
	$77,522	$(9,975)	$67,547	$28,498	$(8,033)	$20,465

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

Cash, cash equivalents and restricted cash are included in the following accounts:

	April 30, 2025	July 31, 2024
Cash and cash equivalents	$71,397	$87,533
Restricted cash	9,207	7,251
Total cash, cash equivalents and restricted cash	$80,604	$94,784

During the nine months ended April 30, 2025, we paid $1.96 million of surety bond collateral related to the Sweetwater Acquisition.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less the amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of  April 30, 2025, approximately $59.50 million of our cash and cash equivalents are held in a single financial institution at one of the largest banks in Canada and subject to concentration risk.  The Company does not consider any of its financial assets to be impaired as of  April 30, 2025.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	EQUITY-ACCOUNTED INVESTMENTS

As at April 30, 2025, we owned 17,978,364 shares of Uranium Royalty Corp. (“URC”), representing a 13.5% ( July 31, 2024: 14.8%) interest in URC.  In addition, two of our executive officers are members of URC’s board of directors.  Furthermore, one of these executive officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2025.  Should URC’s outstanding options be fully exercised, the Company’s ownership interest would decrease from 13.5% to 13.3%. URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”.  As at April 30, 2025, the fair value of our investment in URC was approximately $32.54 million ( July 31, 2024: $43.33 million).

As at April 30, 2025, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through our acquisition of UEX Corporation completed on August 19, 2022 (the “UEX Acquisition”).  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During the nine months ended April 30, 2025, the changes in carrying value of our equity-accounted investments are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2024	$34,978	$23,831	$58,809
Capital contribution	-	538	538
Share of loss	(452)	(3,298)	(3,750)
Gain on dilution of ownership interest	28	-	28
Foreign exchange difference	(3)	(56)	(59)
Balance, April 30, 2025	$34,551	$21,015	$55,566

For the three and nine months ended April 30, 2025 and 2024, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Share of income (loss)	$(2,256)	$104	$(3,750)	$1,325
Gain on dilution of ownership interest	1	3,202	28	3,633
Total	$(2,255)	$3,306	$(3,722)	$4,958

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 9:	INVESTMENTS IN EQUITY SECURITIES

During the nine months ended April 30, 2025, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2024	$75,264
Sale of investment in publicly listed companies	(54,372)
Investment in public listed companies	10,455
Fair value loss on equity securities	(22,583)
Foreign exchange difference	(1)
Balance, April 30, 2025	$8,763

On January 15, 2025, we completed the acquisition of 107,142,857 common shares (the “Anfield Shares”) of Anfield Energy Inc. (“Anfield”) for total consideration of $10.46 million pursuant to a subscription agreement between the Company and Anfield.  As at April 30, 2025, the Company owns 17.63% of the outstanding shares of Anfield.

During the three months ended April 30, 2025, the Company entered into an indemnification support agreement with Anfield. Under this agreement the Company provides an indemnity of $3 million in favour of Anfield for its surety bond and, in return, obtains the right to nominate members to Anfield board of directors in proportion to the Company’s ownership of outstanding Anfield Shares. The Company’s ability to appoint directors to Anfield’s board results in the investment in Anfield Shares being subject to equity method of accounting. However, as permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in Anfield Shares. All subsequent changes in fair value of Anfield Shares are recognized in the consolidated statements of operations.  The indemnity may be canceled by the Company upon delivery of 30 days’ written notice.

The cumulative revaluation adjustment since acquisition of the equity securities held as at April 30, 2025 is a loss of $12.79 million.

NOTE 10:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2024	$19,625
Assumed from Sweetwater Acquisition (Note 3)	10,392
Addition	7,688
Accretion	1,127
Liabilities settled in cash	(108)
Balance, April 30, 2025	38,724
Asset retirement obligations, current	(2,845)
Asset retirement obligations, non-current	$35,879

The estimated timing of cash flows and assumptions used for our ARO estimates are as follows:

	April 30, 2025	July 31, 2024
Payable in years	1 to 37	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
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

As at April 30, 2025, there were no Replacement Warrants outstanding.  The movement in derivative liabilities during the period is as follows:

Balance, July 31, 2024	$3,030
Exercise of Replacement Warrants	(1,324)
Change in fair value during the period	(1,706)
Balance, April 30, 2025	$-

NOTE 12:	CAPITAL STOCK

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
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

During the nine months ended April 30, 2024, we issued 24,584,399 of the Company’s common stock under the 2022 ATM Offering for gross cash proceeds of $158.62 million. The total issuance costs were $3.57 million, all of which were related to compensation paid to the 2022 ATM Managers.

During the nine months ended April 30, 2025, we issued 11,516,375 and 11,888,516 of the Company’s common stock under the 2022 ATM Offering and the 2024 ATM Offering for gross cash proceeds of $94.40 million and $75.34 million, respectively. The total issuance costs were $2.15 million and $1.69 million, all of which were related to compensation paid to the 2022 ATM Managers and the 2024 ATM Managers, respectively.

Subsequent to April 30, 2025, we issued 9,306,188 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $56.08 million. The total issuance costs were $1.26 million, all of which were related to compensation paid to the 2024 ATM Managers.

Share Purchase Warrants

A continuity schedule of our outstanding share purchase warrants for the nine months ended April 30, 2025, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2024	1,265,319	$3.29
Exercised	(1,065,899)	3.21
Expired	(40,329)	2.35
Balance, April 30, 2025	159,091	$4.13

A summary of our share purchase warrants outstanding and exercisable as of April 30, 2025, is as follows:

	Number of	Weighted Average Remaining
Weighted Average	Warrants	Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
4.13	159,091	0.93	April 5, 2026

During the nine months ended April 30, 2025, we received cash proceeds totaling $3.30 million from the exercise of share purchase warrants. During the nine months ended April 30, 2024, we received cash proceeds totaling $4.51 million from the exercise of share purchase warrants.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 13:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the three and nine months ended April 30, 2025, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2024	5,103,339	$2.66
Granted	24,415	6.21
Exercised	(173,375)	2.85
Cancelled/Forfeited	(12,062)	4.32
Balance, October 31, 2024	4,942,317	$2.67
Granted	1,289	8.28
Exercised	(63,852)	3.34
Cancelled/Forfeited	(22,524)	4.37
Balance, January 31, 2025	4,857,230	$2.66
Granted	10,000	4.22
Exercised	(29,750)	3.50
Cancelled/Forfeited	(17,988)	4.73
Balance, April 30, 2025	4,819,492	$2.65

The table below sets forth the number of shares issued and cash received upon the exercise of our stock options:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Number of Options Exercised on a Cash Basis	1,250	202,437	49,963	492,112
Number of Options Exercised on a Non-Cash Basis	28,500	203,974	217,014	1,400,984
Total Number of Options Exercised	29,750	406,411	266,977	1,893,096

Number of Shares Issued on a Cash Basis	1,250	202,437	49,963	492,112
Number of Shares Issued on a Non-Cash Basis	14,178	142,640	124,567	968,825
Total Number of Shares Issued Upon Exercise of Options	15,428	345,077	174,530	1,460,937

Cash Received from Exercise of Stock Options	$5	$281	$134	$681
Total Intrinsic Value of Options Exercised	$101	$2,431	$1,211	$9,022

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

A continuity schedule of our outstanding unvested stock options as of April 30, 2025, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2024	1,086,988	$2.83
Granted	24,415	4.09
Cancelled/Forfeited	(12,062)	2.85
Vested	(87,325)	3.19
Balance, October 31, 2024	1,012,016	$2.83
Granted	1,289	5.53
Cancelled/Forfeited	(22,449)	2.89
Vested	(280,059)	2.50
Balance, January 31, 2025	710,797	$2.97
Granted	10,000	2.67
Cancelled/Forfeited	(15,125)	3.20
Vested	(42,462)	2.89
Balance, April 30, 2025	663,210	$2.96

During the nine months ended April 30, 2025, we granted a stock option under our 2024 Stock Incentive Plan (the “Stock Incentive Plan”) to one of our officers to purchase an aggregate of 24,415 shares of the Company which are subject to a 24-month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

For the nine months ended April 30, 2025, the weighted average fair value of the stock options granted was $3.75 per share and it was estimated at the date of grant using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price	$5.73
Expected Risk Free Interest Rate	3.59%
Expected Volatility	78.28%
Expected Life in Years	5
Expected Dividend Yield	0.00%

As at April 30, 2025, the aggregate intrinsic value of all of our outstanding stock options was estimated at $12.75 million (vested: $12.20 million and unvested: $0.55 million).  As at April 30, 2025, our unrecognized compensation cost related to unvested stock options was $0.69 million ( July 31, 2024: $2.18 million), which is expected to be recognized over 0.84 years.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our stock options outstanding and exercisable as of April 30, 2025, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	April 30, 2025	Exercise Price	Term (Years)	April 30, 2025	Exercise Price	Term (Years)
$0.91 to $0.99	1,392,750	$0.92	5.02	1,392,750	$0.92	5.02
$1.00 to $1.99	475,000	1.10	5.21	475,000	1.10	5.21
$2.00 to $2.99	522,149	2.26	6.18	522,149	2.26	6.18
$3.00 to $3.99	1,943,929	3.62	7.42	1,627,102	3.64	7.25
$4.00 to $4.99	15,000	4.39	9.41	3,750	4.72	8.35
$5.00 to $5.99	394,817	5.48	9.21	104,355	5.46	9.16
$6.00 to $6.99	64,558	6.51	9.09	26,176	6.58	9.01
$7.00 to $7.99	10,000	7.63	8.73	5,000	7.63	8.73
$8.00 to $8.28	1,289	8.28	9.55	-	8.28	9.55
	4,819,492	$2.65	6.55	4,156,282	$2.33	6.20

Restricted Stock Units

During the nine months ended April 30, 2025, the Company granted 16,103 restricted stock units (each, an “RSU”) to one of our officers under our Stock Incentive Plan.  RSUs granted during the period have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant. The fair value of these RSUs was determined using the share prices at the respective grant dates.

A summary of our outstanding and unvested RSUs as of April 30, 2025, is as follows:

	Number of
	Restricted Stock	Grant Date	Remaining Life	Aggregate
Grant Date	Units	Fair Value	(Years)	Intrinsic Value
May 1, 2022	19,608	$4.25	0.09	$103
July 29, 2022	92,015	3.98	0.33	483
July 31, 2023	413,593	3.32	1.34	2,171
January 2, 2024	778	6.44	1.76	4
April 1, 2024	13,334	7.07	2.00	70
July 26, 2024	610,091	5.49	2.32	3,203
September 1, 2024	709	5.23	0.42	4
October 1, 2024	16,103	6.21	2.50	85
November 5, 2024	2,230	7.12	1.60	12
November 5, 2024	14,344	7.12	2.60	75
November 18, 2024	323	8.28	0.64	2
January 6, 2025	5,874	7.06	2.77	31
January 27, 2025	2,122	7.07	2.83	11
	1,191,124	$4.66	1.79	$6,254

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

During the three and nine months ended April 30, 2025, our stock-based compensation related to RSUs was $0.74 million and $2.27 million (three and nine months ended April 30, 2024: $0.45 million and 1.33 million), respectively.  As at April 30, 2025, our unrecognized compensation costs related to unvested RSUs totaled $2.43 million ( July 31, 2024: $4.42 million), which is expected to be recognized over a period of approximately 1.46 years.

Performance Based Restricted Stock Units

During the three and nine months ended April 30, 2025, our stock-based compensation related to the amortization of performance based restricted stock units (each, a “PRSU”) totaled $0.29 million and $0.86 million (three and nine months ended April 30, 2024: $0.18 million and $0.53 million), respectively.  As at April 30, 2025, our unrecognized compensation costs related to unvested PRSUs totaled $1.88 million ( July 31, 2024: $2.74 million), which is expected to be recognized over a period of approximately 1.90 years.

Stock-Based Compensation

A summary of our stock-based compensation expense for the three and nine months ended April 30, 2025, is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Stock-Based Compensation for Consultants
Common stock issued to consultants	$18	$-	$106	$-
Amortization of stock option expenses	24	87	121	302
Amortization of RSU expenses	1	-	33	-
	43	87	260	302
Stock-Based Compensation for Management
Amortization of stock option expenses	115	120	494	488
Amortization of RSU and PRSU expenses	957	585	2,902	1,774
	1,072	705	3,396	2,262
Stock-Based Compensation for Employees
Amortization of stock option expenses	151	285	858	1,362
Amortization of RSU expenses	72	26	199	61
	223	311	1,057	1,423
	$1,338	$1,103	$4,713	$3,987

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 14:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of our sales and service revenue and cost of sales and service revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Sales of purchased uranium inventory	$-	$-	$66,837	$-
Revenue from toll processing services	-	-	-	224
Total sales and service revenue	$-	$-	$66,837	$224

Cost of purchased uranium inventory	$-	$-	$(42,360)	$-
Cost of toll processing services	-	-	-	(187)
Total cost of sales and services	$-	$-	$(42,360)	$(187)

The table below provides a breakdown of major customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Customer A	0%	0%	50%	0%
Customer B	0%	0%	24%	0%
Customer C	0%	0%	14%	0%
Customer D	0%	0%	12%	0%
Customer E	0%	0%	0%	100%
	0%	0%	100%	100%

NOTE 15:	INCOME (LOSS) PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
Numerator	2025	2024	2025	2024
Net Loss for the Period	$(30,212)	$(19,677)	$(60,604)	$(14,106)
Denominator
Basic Weighted Average Number of Shares	429,941,797	404,104,490	421,670,287	393,425,716
Dilutive Effect of Stock Awards and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	429,941,797	404,104,490	421,670,287	393,425,716
Net Loss Per Share – Basic	$(0.07)	$(0.05)	$(0.14)	$(0.04)
Net Loss Per Share – Diluted	$(0.07)	$(0.05)	$(0.14)	$(0.04)

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
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

Segment results for the prior periods have been updated to reflect the change in reportable segments. The tables below provide financial information relating to the Company’s segments. All intercompany transactions have been eliminated.:

Three Months Ended April 30, 2025	Sales and service revenue	Depreciation, amortization and accretion	Loss from equity-accounted investment	Interest income	Loss before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$-	$1,098	$-	$-	$(12,644)	$190
Texas	-	264	-	-	(4,314)	1,962
Saskatchewan	-	38	-	-	(4,460)	-
Others	-	2	-	-	(104)	-
Corporate and administrative	-	3	(2,255)	571	(8,256)	-
Consolidated	$-	$1,405	$(2,255)	$571	$(29,778)	$2,152

Three Months Ended April 30, 2024	Sales and service revenue	Depreciation, amortization and accretion	Income from equity-accounted investment	Interest income	Loss before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$-	$400	$-	$-	$(4,311)	$-
Texas	-	120	-	-	(3,137)	158
Saskatchewan	-	26	-	-	(3,615)	102
Others	-	1	-	-	(185)	-
Corporate and administrative	-	4	3,306	993	(10,260)	-
Consolidated	$-	$551	$3,306	$993	$(21,508)	$260

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Nine Months Ended April 30, 2025	Sales and service revenue	Depreciation, amortization and accretion	Loss from equity-accounted investment	Interest income	Loss before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$-	$2,386	$-	$-	$(30,282)	$191,523
Texas	-	536	-	-	(13,205)	3,140
Saskatchewan	-	113	-	-	(10,408)	273
Others	-	6	-	-	(954)	52
Corporate and administrative	66,837	7	(3,722)	2,897	(8,087)	-
Consolidated	$66,837	$3,048	$(3,722)	$2,897	$(62,936)	$194,988

Nine Months Ended April 30, 2024	Sales and service revenue	Depreciation, amortization and accretion	Income from equity-accounted investment	Interest income	Income (loss) before income taxes	Total expenditures for additions to long-lived assets
Mining
Wyoming	$224	$1,177	$-	$-	$(9,706)	$242
Texas	-	376	-	-	(8,314)	186
Saskatchewan	-	55	-	-	(9,301)	2,088
Others	-	3	-	-	(671)	69
Corporate and administrative	-	9	4,958	1,559	10,253	3
Consolidated	$224	$1,620	$4,958	$1,559	$(17,739)	$2,588

As of April 30, 2025	Total assets	Equity-Accounted Investments	Long-lived assets other than financial instruments
Mining
Wyoming	$365,453	$-	$352,824
Texas	33,739	-	30,533
Saskatchewan	379,045	-	377,653
Others	20,800	-	20,445
Corporate and administrative	208,773	55,566	156
Consolidated	$1,007,810	$55,566	$781,611

As of July 31, 2024	Total assets	Equity-Accounted Investments	Long-lived assets other than financial instruments
Mining
Wyoming	$169,740	$-	$162,816
Texas	23,776	-	21,028
Saskatchewan	378,368	-	377,550
Others	20,789	-	20,397
Corporate and administrative	297,155	58,809	200
Consolidated	$889,828	$58,809	$581,991

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the nine months ended April 30, 2025, and our Form 10-K Annual Report for Fiscal 2024, including the consolidated financial statements and related notes contained therein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report.  Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2024, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2024, our most recently completed year end, to April 30, 2025, and our results of operations for the three and nine months ended April 30, 2025, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2024.

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

Uranium recovered from the Christensen Ranch Mine ISR operation will be processed at our Irigaray central processing plant (“CPP”).  The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine, Reno Creek, Moore Ranch and Ludeman projects. On October 16, 2024, we received approval from the Wyoming Department of Environmental Quality, Uranium Recovery Program, to increase the licensed production capacity at the Irigaray CPP to 4.0 million pounds of U3O8 annually.

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

On January 15, 2025, we completed the acquisition of 107,142,857 common shares (again, the Anfield Shares) of Anfield Energy Inc. (again Anfield) (TSX-V: AEC) for total consideration of $10.46 million ($15 million Canadian dollars) pursuant to a subscription agreement between the Company and Anfield, whereby the Company subscribed for the Anfield Shares at a price of $0.14 per share (Canadian dollars). Immediately after the acquisition, the Company had beneficial ownership, and control and direction over, a total of 203,415,775 Anfield Shares, representing approximately 17.8% of the outstanding Anfield Shares on a non-diluted basis and approximately 24.2% of the outstanding Anfield Shares on a diluted basis after assuming the exercise of all warrants held by the Company. The Anfield Shares were acquired by the Company for investment purposes. During the three months ended April 30, 2025, the Company entered into an indemnification support agreement with Anfield, whereby the Company provides an indemnity of $3 million in favour of Anfield for its surety bond and, in return, obtains the right to nominate members to Anfield’s board of directors in proportion to the Company’s ownership of outstanding Anfield Shares. The indemnity can be canceled by the Company upon the delivery of 30 day’s written notice. We will continue to monitor the business, prospects, financial condition and potential capital requirements of Anfield.

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

Key Issues

With the completion of the acquisition of Uranium One Americas, Inc. in December 2021, together with the completion of the Sweetwater Acquisition in December 2024, we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations. The acquisition of UEX Corporation in August 2022 and the acquisition of Roughrider Mineral Holdings Inc. in October 2022 further expanded our footprints in Canada and, in particular, the Athabasca Basin in Saskatchewan. We continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in both the U.S. and Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

Our operations are capital intensive, and we will require significant additional financing to continue with our exploration, pre-extraction and extraction activities and acquire additional uranium projects. Historically, we have been reliant primarily on equity financings from the sale of our common stock to fund our operations. We have also relied on cash flows generated from the sales of our purchased uranium inventories under our physical uranium program to fund our operations. However, we have yet to achieve consistent profitability or develop consistent positive cash flow from operations. Our reliance on equity financings is expected to continue for the foreseeable future. The availability of such additional financing, when required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or additional joint venture arrangements, to continue advancing our uranium projects which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project. However, there is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us. Our inability to obtain additional financing would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

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

As at April 30, 2025, we had no uranium supply or off-take agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Physical Uranium Program

The Company is investing in building the next generation of low-cost uranium projects that will be competitive on a global basis and which will use the ISR mining process which is expected to reduce the impact on the environment as compared to conventional mining. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we established a physical uranium portfolio (the “Physical Uranium Program”) and, as of April 30, 2025, we had 1,356,000 pounds of uranium and had entered into agreements to purchase 300,000 pounds of warehoused uranium in Fiscal 2026 at conversion facilities located in North America at a volume weighted average price of approximately $37.05 per pound.

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

Uranium Market Developments

The uranium market is being driven by a macro demand for more electricity generation, an unprecedented global push for clean energy, geopolitical situations and under investment among other factors. McKinsey & Company noted that global electricity demand is expected to more than double from 25,000 terawatt-hours (TWh) to between 52,000 and 71,000 TWh by 2050, due to the growth in emerging markets’ energy needs and electrification across the economy. An April 2025 study from the National Electrical Manufacturers Association projects that electricity demand in the U.S. will see a 50% increase by 2050. This includes expectations that artificial intelligence growth and demand to power data centers will increase by 30% over the next ten years.

There is a growing realization that the highly reliable, safe, economical baseload power nuclear energy provides should be a part of any clean energy platform. Governments around the globe are also pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix. Certainly, the May 2025 Executive Orders (“EOs”) designed to reinvigorate nuclear power in the U.S. issued by the Trump Administration support this theme.  Countries that have been less than enthusiastic about nuclear energy are reversing attitudes and advancing programs to include or extend the generation of electricity produced from nuclear power.

In the U.S., several pieces of unprecedented bipartisan legislation have passed in recent years supporting nuclear development and expansion, including the Nuclear Fuel Security Act, Advance Act, and the Inflation Reduction Act. In combination, these bills and others like The Prohibiting Russian Uranium Imports Act and the EOs will help rebuild and restore a robust domestic fuel cycle in the U.S. The new Trump Administration is also firmly behind nuclear energy with priority actions stating, “unleash commercial nuclear power in the U.S.” and “strengthen grid reliability and security.” (Source: Energy.Gov - Secretary Wright Acts to Unleash Golden Era of American Energy Dominance, February 5, 2025). The DOE has called for a significant expansion of nuclear energy capacity from 97 GWe to 300 GWe by 2050. On May 23, 2025, President Trump signed the EOs that include a policy objective to quadruple U.S. nuclear energy generation capacity by 2050.

President Trump’s EOs mark a historic level of policy support to rejuvenate the U.S. nuclear industry and its infrastructure, underscoring its importance as a matter of national security. The EOs invoke the Defense Production Act that will have significant positive policy and economic impacts on the domestic fuel cycle, reactor new builds, research and new technology advancements. The EOs will also result in an accelerated and coordinated approach to regulatory actions, all aimed at a more secure and independent energy future for the United States.

Generating capacity gains are anticipated to come from multiple sources, including building new nuclear power plants, uprating existing reactors, and restarting retired reactors that meet appropriate safety and economic criteria. Large U.S. technology companies like Microsoft, Meta, Google, Oracle and Amazon are making significant nuclear energy commitment for their data center energy demand with large investments in the clean, affordable and reliable power that nuclear energy provides.

Global uranium market fundamentals have improved in recent years as the market began a transition from being inventory driven to production driven. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown appreciation, reaching a high in 2024 of $107.00 per pound U3O8. Since that time the spot uranium market has seen a pullback reaching a low of $63.45 per pound U3O8 on March 17, 2025 before starting a rebound move that has since carried the spot market back above $70.00 per pound U3O8 in May 2025. During the three and nine months ended, April 30, 2025, uranium prices averaged $65.53 and $74.38 per pound U3O8, respectively. The period including November 2024 through April 2025 was marked by continued spot price fluctuations between $82.00 and $63.45 per pound U3O8 (all pricing information is sourced from UxC LLC Historical Ux Daily Prices). Reinforcing the strength of the longer-term market fundamentals, UxC LLC long term prices have remained constant at $80.00 per pound U3O8 in all of 2025 through the month of April.

Underinvestment in uranium mining operations over the past decade has been a major factor contributing to a structural deficit that is apparent between global production and uranium requirements. Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels. In 2025 and 2026 the mid-case gap between production and requirements is projected to be more than 54 million pounds of U3O8, and by 2035 accumulates to a total near 336 million pounds of U3O8 (Source: UxC 2025 Q1 Uranium Market Outlook). For context, the U.S. utilities purchased 51.6 million pounds of U3O8 in 2023 (Source: U.S. Energy Information Administration, June 6, 2024 - Uranium Marketing Annual Report). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also likely to be further reduced with western enrichers, reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet existing and future demand. The timeline for new mining projects can be 10 years or longer and will require prices high enough to stimulate new mining investments.

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

The White House's Executive Order establishing “The National Energy Dominance Council” noted one of the objectives is to “reduce dependency on foreign imports” for America’s “national security” and recognized uranium as an ‘amazing national asset’ (Source: The White House News & Update, February 14, 2025). Critical minerals, including uranium are also receiving additional scrutiny as mandated by the Trump Administration’s Executive Order initiating a new 232 investigation to ensure imports are not in such quantities or circumstances as to threaten or impair national security and or economic resilience. This action being performed by the Department of Commerce could potentially lead to tariffs or other import restrictions on foreign uranium to bolster domestic production.

On the demand side, the global nuclear energy industry continues robust growth, with 68 new reactors connected to the grid in 2015 through March of 2025, with another 61 reactors under construction. In 2024, 6 new reactors were connected to the grid and 4 reactors were permanently shut down (Source: International Atomic Energy Association Power Reactor Information System – May 19, 2025). Total nuclear generating capacity for the world’s 439 operable reactors as of May 19, 2025 stands at 398 GWe (Source: World Nuclear Association). At least 31 countries have pledged to triple their nuclear capacity by 2050 further supporting additional growth for the nuclear industry and uranium demand. In addition, over 150 nuclear industry companies, 14 of the world’s largest banks like Citibank, Morgan Stanley and Goldman Sachs, and more recently, 15 large energy users such as Microsoft, Amazon and Google have all pledged to support this goal in their investments and commercial activities.

Additional upside market pressure is also occurring as utilities continue their return to a longer-term contracting cycle to replace expiring contracts. Cumulative uncommitted demand through 2035 is more than 950 million pounds U3O8 (Source: UxC Uranium Market Overview Q1 2025). This utility demand, along with that from financial entities, government programs in the EOs, and various producers, as well as the increasing interest in nuclear energy for artificial intelligence data centers, are adding to the strong fundamentals supporting the uranium market.

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

Results of Operations

For the three and nine months ended April 30, 2025, we recorded revenue of $0.00 million and $66.84 million, and realized gross profit of $0.00 million and $24.48 million, respectively, which were all related to sales of purchased uranium inventory.  For the three and nine months ended April 30, 2024, we recorded revenue of $0.00 million and $0.22 million, and realized gross profit of $0.00 million and $0.04  million, respectively, which were all generated from toll processing services.

For the three and nine months ended April 30, 2025, we recorded a net loss of $30.21 million ($0.07 per share) and $60.60 million ($0.14 per share), and loss from operations of $23.46 million and $40.30 million, respectively. During the three and nine months ended April 30, 2024, we recorded net loss of $19.68 million ($0.05 per share) and $14.11 million ($0.04 per share), and loss from operations of $13.84 million and $37.35 million, respectively.

While we have commenced uranium extraction at our Christensen Ranch Mine in August 2024, we are still ramping up our mining activities during the three and nine months ended April 30, 2025. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2025. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

As of April 30, 2025, we have 300,000 pounds of uranium inventory purchase commitments outstanding at a volume weighted average price of approximately $37.05 per pound. Deliveries are scheduled to occur in Fiscal 2026.

As of April 30, 2025, the carrying value of our inventories was $76.36 million (July 31, 2024: $75.83 million), of which purchased uranium concentrate inventories was $72.90 million (July 31, 2024: $75.44 million).

Sales and Service Revenue

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Sales of purchased uranium inventory	$-	$-	$66,837	$-
Revenue from toll processing services	-	-	-	224
Total sales and service revenue	$-	$-	$66,837	$224

Cost of purchased uranium inventory	$-	$-	$(42,360)	$-
Cost of toll processing services	-	-	-	(187)
Total cost of sales and services	$-	$-	$(42,360)	$(187)

During the nine months ended April 30, 2025, we generated revenue of $66.84 million and achieved a gross profit of $24.48 million, both derived from the sales of purchased uranium inventory. However, due to volatility in the uranium market and broader global economic conditions, the Company did not engage in any sales activities during the three months ended April 30, 2025.

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Permitting and compliance	$253	$394	$855	$1,733
Property maintenance	1,246	1,073	3,738	3,020
Exploration	3,079	4,668	8,919	9,985
Development	6,493	1,769	18,759	3,414
Extraction readiness	4,609	1,167	11,166	3,296
Total	$15,680	$9,071	$43,437	$21,448

During the three and nine months ended April 30, 2025, exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $0.43 million and $1.91 million (April 30, 2024: $1.59 million and $3.68 million), respectively; and

●	Roughrider Project: $2.08 million and $5.30 million (April 30, 2024: $2.36 million and $3.62 million), respectively.

During the three and nine months ended April 30, 2025, development expenditures were primarily spent on the following projects:

●	Burke Hollow Project: $2.31 million and $6.90 million (April 30, 2024: $nil and $nil), respectively; and

●	Christensen Ranch Mine: $4.39 million and $8.60 million (April 30, 2024: $1.43 million and $1.43 million), respectively.

During the three and nine months ended April 30, 2025, extraction readiness expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $3.53 million and $8.37 million (April 30, 2024: $0.56 million and $1.52 million), respectively;

●	Irigaray Plant: $0.65 million and $1.44 million (April 30, 2024: $0.12 million and $0.30 million), respectively; and

●	Palangana Mine: $0.21 million and $0.63 million (April 30, 2024: $0.30 million and $1.03 million), respectively.

General and Administrative

General and Administrative expenses were comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Salaries and management fees	$2,000	$1,441	$5,646	$4,236
Office, investor communications, insurance and travel	2,057	1,161	5,168	3,783
Foreign exchange (gain) loss	252	(31)	(166)	7
Professional fees	731	545	2,932	2,301
Sub-total	5,040	3,116	13,580	10,327
Stock-based compensation	1,338	1,103	4,713	3,987
Total general and administrative expenses	$6,378	$4,219	$18,293	$14,314

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

for the three and nine months ended April 30, 2025, salaries, wages and management fees increased compared to the three and nine months ended April 30, 2024, which was primarily the result of an increase in personnel and corporate-wide salary increases to adjust for inflation; and

●

for the three and nine months ended April 30, 2025, professional fees and office, investor communications, insurance and travel increased compared to the three and nine months ended April 30, 2024, which was primarily the result of increase in business activities and the expansion of our operations.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Share of income (loss)	$(2,256)	$104	$(3,750)	$1,325
Gain on dilution of ownership interest	1	3,202	28	3,633
Total	$(2,255)	$3,306	$(3,722)	$4,958

During the three and nine months ended April 30, 2025 and 2024, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options. As at April 30, 2025, we had a 13.5% equity interest in URC compared to a 14.8% equity interest as at July 31, 2024.

During the three and nine months ended April 30, 2025, we recorded a share of URC’s loss of $0.15 million and $0.45 million (three and nine months ended April 30, 2024: income of $0.52 million and $2.40 million) and a share of JCU’s loss of $2.11 million and $3.30 million (three and nine months ended April 30, 2024: $0.42 million and $1.07 million), respectively.

Fair Value Gain (Loss) on Equity Securities

As at April 30, 2025, our investments in certain equity securities were revalued using the market values at period end, which resulted in a fair value loss of $4.27 million and $22.58 million on revaluation of equity securities for the three and nine months ended April 30, 2025 (three and nine months ended April 30, 2024: loss of  $13.80 million and gain of  $23.59 million), respectively.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued Replacements Warrants, which are accounted for as derivative liabilities as the exercise prices of the UEX warrants were denominated in Canadian dollars which differs from the functional currency of the Company. As at April 30, 2025, all Replacement Warrants had been either exercised or expired.  A gain of $nil and $1.71 million on revaluation of derivative liabilities was recorded for the three and nine months ended April 30, 2025, respectively, due to the decrease in time value of the Replacement Warrants as they expired in the first quarter of Fiscal 2025. During the three and nine months ended April 30, 2024, we recorded a gain on revaluation of derivative liabilities of $2.07 million and a loss of $9.89 million, respectively, primarily due to changes in our share price.

Interest income

During the three and nine months ended April 30, 2025, interest income totaled $0.57 million and $2.90 million, compared to $0.99 million and $1.56 million for the three and nine months ended April 30, 2024, respectively. The interest earned resulted from the investment of cash proceeds received from our 2022 ATM Offering and our 2024 ATM Offering (collectively, the “ATM Offerings”) and the sale of equity securities in short-term deposits.

Summary of Quarterly Results

	For the Quarters Ended
	April 30, 2025	January 31, 2025	October 31, 2024	July 31, 2024
Sales and service revenue	$-	$49,750	$17,087	$-
Gross profit	-	18,226	6,251	-
Net loss	(30,212)	(10,234)	(20,158)	(15,115)
Total comprehensive loss	(19,796)	(19,003)	(21,886)	(16,169)
Basic and diluted loss per share	(0.07)	(0.02)	(0.05)	(0.04)
Total assets	1,007,810	981,957	917,798	889,828

	For the Quarters Ended
	April 30, 2024	January 31, 2024	October 31, 2023	July 31, 2023
Sales and service revenue	$-	$116	$108	$38,949
Gross profit	-	19	18	15,023
Net income (loss)	(19,677)	2,250	3,321	517
Total comprehensive income (loss)	(25,527)	9,982	(7,728)	6,835
Basic and diluted income (loss) per share	(0.05)	0.01	0.01	-
Total assets	878,268	878,878	798,129	737,589

 Liquidity and Capital Resources

	April 30, 2025	July 31, 2024
Cash and cash equivalents	$71,397	$87,533
Current assets	152,663	235,244
Current liabilities	15,097	29,222
Working capital (Current assets less Current liabilities)	137,566	206,022

During the nine months ended April 30, 2025, we received net proceeds of $168.03 million (nine months ended April 30, 2024: $160.24 million) from our ATM Offerings and from exercises of stock options and share purchase warrants.

Subsequent to April 30, 2025, we received additional net proceeds of $54.82 million under our 2024 ATM Offering.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  We had an accumulated deficit balance of $379.51 million as at April 30, 2025.  Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

During the nine months ended April 30, 2024, we issued 24,584,399 of the Company’s common stock under the 2022 ATM Offering for gross cash proceeds of $158.62 million. The total issuance costs were $3.57 million, all of which were related to compensation paid to the 2022 ATM Managers.

During the nine months ended April 30, 2025, we issued 11,516,375 and 11,888,516 of the Company’s common stock under the 2022 ATM Offering and the 2024 ATM Offering for gross cash proceeds of $94.40 million and $75.34 million, respectively. The total issuance costs were $2.15 million and $1.69 million, all of which were related to compensation paid to the 2022 ATM Managers and the 2024 ATM Managers, respectively.

Subsequent to April 30, 2025, we issued 9,306,188 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $56.08 million. The total issuance costs were $1.26 million, all of which were related to compensation paid to the 2024 ATM Managers.

Operating Activities

During the nine months ended April 30, 2025, net cash used in operating activities totaled $41.00 million, which was primarily related to mineral property expenditures of $43.44 million, general and administrative expenses of $18.29 million and changes in operating assets and liabilities, partially offset by a gross profit from the sale of purchased uranium inventory of $24.48 million. During the nine months ended April 30, 2024, net cash used in operating activities was $93.87 million, of which $57.18 million was related to the change in uranium concentrate inventory.

Financing Activities

During the nine months ended April 30, 2025, net cash provided by financing activities totaled $165.39 million, primarily from the net proceeds of $168.03 million from our ATM Offerings, as well as the exercises of stock options and share purchase warrants, partially offset by payments of $2.64 million for tax withholding amounts related to RSU and PRSU net share issuances.  During the nine months ended April 30, 2024, net cash provided by financing activities totaled $159.29 million, primarily from the net proceeds of $160.24 million from our 2022 ATM Offering and the exercises of stock options and share purchase warrants, partially offset by payments of $0.95 million for tax withholding amounts related to RSU and PRSU net share issuances.

Investing Activities

During the nine months ended April 30, 2025, net cash used in investing activities totaled $138.57 million, comprised of $177.33 million paid for the Sweetwater Acquisition, $10.46 million invested in equity securities, $0.54 million used for the capital contribution to JCU and $4.67 million invested in mineral properties and the purchase of equipment, partially offset by proceeds from the sale of equity securities of $54.37 million. During the nine months ended April 30, 2024, net cash used in investing activities totaled $23.28 million, comprised of capital contribution to JCU of $2.39 million, investment in equity securities of $12.12 million, additional investment in URC of $9.24 million, and cash from the sale of equity securities of $3.01 million.

Stock Options and Warrants

As of April 30, 2025, we had in-the-money stock options outstanding representing 4,361,328 shares at a weighted-average exercise price of $2.33 per share, and in-the-money share purchase warrants outstanding representing 159,091 shares at a weighted-average exercise price of $4.13 per share. As of April 30, 2025, outstanding in-the-money stock options and warrants represented a total 4,520,419 shares issuable for gross proceeds of approximately $10.80 million should these stock options and warrants be exercised in full on a cash basis.  The exercise of stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of the stock options or warrants will be exercised in the future.

Transactions with Related Parties

Related party transactions are based on the amounts agreed to by the parties. During three and nine months ended April 30, 2025 and 2024, the Company did not enter into any material contracts or undertake any significant commitment or obligation with any related parties.

Material Contractual Obligations and Commitments

As at April 30, 2025, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Asset Retirement Obligations	$88,856	$2,845	$5,022	$6,675	$74,314
Operating Lease Obligations	2,442	489	763	372	818
Uranium Inventory Purchase Obligations	11,114	11,114	-	-	-
Total	$102,412	$14,448	$5,785	$7,047	$75,132

As of April 30, 2025, we were renting or leasing office premises in the States of Texas, Arizona and Wyoming, British Columbia and Saskatchewan, Canada, and Paraguay, for total monthly payments of $0.05 million. Office lease agreements for the U.S. and Canada expire between July 2026 and November 2029.

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

Subsequent Events

Subsequent to April 30, 2025, we received additional net cash proceeds of $54.82 million under our 2024 ATM Offering.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully described under “Liquidity and Capital Resources” of Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations, herein, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $379.51 million as of April 30, 2025.  Historically, we have been reliant primarily on equity financings from the sale of our common stock in order to fund our operations.  Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.08 million, $9.03 million and $13.76 million, respectively, and generated revenues from sales of purchased uranium inventory totaling $66.84 million during the nine months ended April 30, 2025 , we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.  As a result of our limited financial and operating history, including our significant negative cash flow from operations and net losses to date, it may be difficult to evaluate our future performance.

As at April 30, 2025, we had working capital (current assets less current liabilities) of $137.57 million including cash and cash equivalents of $71.40 million and purchased uranium inventory holdings of $72.90 million.  Subsequent to April 30, 2025, we received additional net cash proceeds of $54.82 million under our 2024 ATM Offering.  We believe that our existing cash resources and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations for 12 months from the date of this Quarterly Report.  Our continuation as a going concern for a period beyond those 12 months will be dependent upon our ability to obtain adequate additional financing, as our operations are capital intensive and future capital expenditures are expected to be substantial.  Our continued operations, including the recoverability of the carrying values of our assets, are dependent ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations.

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

We have a limited history of uranium extraction and generating revenue.  In November 2010, we commenced uranium extraction at our Palangana Mine, which has been our sole source of revenues from the sales of produced U3O8 during Fiscal 2015, Fiscal 2013 and Fiscal 2012, with no revenues from sales of produced U3O8 during the nine months ended April 30, 2025, or any other fiscal years. In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2025.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our Hobson and Irigaray Processing Facilities, our ISR Mines, Roughrider Project and our recently acquired Sweetwater Acquisition assets, and have recorded a liability of $38.72 million on our balance sheet at April 30, 2025, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

As at April 30, 2025, the total estimated reclamation costs for all of our projects was $88.86 million. We have secured $59.14 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations, of which $9.21 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $49.93 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties.  Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

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

Changes in tariffs, duties and other trade policies may impact the demand for uranium and the costs of products we require to operate and develop our projects. On February 1, 2025, the President of the United States signed executive orders directing the U.S. to impose tariffs on goods originating from Canada, Mexico and China. In the case of Canadian goods, these measures took effect on March 4, 2025 and include an additional 25% tariff on goods originating from Canada, except for Canadian energy products, which include critical minerals such as uranium that are subject to a lower rate of 10%. These tariffs took effect in March 2025, with tariffs on certain goods of Mexican origin delayed until April 2, 2025. On March 4, 2025, Canada also announced additional 25% tariffs against certain goods of U.S. origin, including uranium. To date, Canada and the U.S. agreed to delay the imposition of certain tariffs on imported goods but the situation remains temporary and uncertain. The U.S. has also agreed to an extension on the 50% tariff deadline on the European Union until July 9, 2025. These developments are ongoing and are subject to change, including the imposition of additional tariffs and retaliatory measures by these and other countries. Depending on their extent, scope and duration, these tariffs and retaliatory measures may result in increased costs for any equipment and other goods we require to operate and develop our projects in accordance with our current plans. At the same time, it is possible that these tariffs and other measures may benefit certain aspects of our business, including by increasing demand for uranium produced in the U.S. Although discussions continue regarding potential economic arrangements between these countries, there remains significant uncertainty over the scope, impact and duration of any tariffs and retaliatory measures, and they may, among other things, adversely impact general economic conditions, including the market and demand for uranium and our business financial condition and results of operations.

In addition, in 2025, the U.S. government instituted a ban on the import of low-enriched uranium from Russia. If the United States Government reduces or rescinds any sanctions or restrictive measures that currently limit U.S. imports of uranium from other countries, such modification could adversely affect the market for uranium of U.S. origin and could have a material adverse impact on our business, financial condition, and results of operations.

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

In March 2020 the COVID-19 pandemic resulted in a black swan event impacting about 50% of the world’s uranium production and has accelerated the market rebalancing. In 2020 significant production cuts were announced in response to the global COVID-19 pandemic, including uranium facilities in Canada, Kazakhstan and Namibia. By 2024 most production impacted by COVID-19 has returned to an operating status. The Company also believes that a large degree of uncertainty exists in the market, primarily due to the size of mobile uranium inventories, transportation issues, premature reactor shutdowns in the U.S. and the length of time of any uranium mine, conversion or enrichment facility shutdowns.

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

We are authorized to issue 750,000,000 shares of common stock of which 435,027,962 shares were issued and outstanding as of April 30, 2025.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2025, our ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act.

Item 5.    Other Information

During our fiscal quarter ended April 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: May 30, 2025

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial Officer)
Date: May 30, 2025