Form 10-K
period 2025-07-31
URANIUM ENERGY CORP
filed 2025-09-24
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($7.06 on January 31, 2025) was approximately $2,972,477,921.

The registrant had 464,704,265 shares of common stock outstanding as of September 23, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated herein by reference (collectively, the “Annual Report”) include statements and information about our strategy, objectives, plans and expectations for the future that are not statements or information of historical fact.  These statements and information are considered to be forward-looking statements, or forward-looking information, within the meaning of and under the protection provided by the safe harbor provisions for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995 and similar Canadian securities laws.

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

Forward-looking statements may be based on a number of material estimates and assumptions, of which any one or more may prove to be incorrect.  Forward-looking statements may be identifiable by terminology concerning the future, such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “goal”, “likely”, “may”, “might”, “outlook”, “plan”, “predict”, “potential”, “project”, “should”, “schedule”, “strategy”, “target”, “will” or “would”, and similar expressions or variations thereof including the negative use of such terminology.  Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

●	our overall strategy, objectives, plans and expectations for the fiscal year ended July 31, 2025 (“Fiscal 2025”) and beyond;
●	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for uranium oxide (“U3O8”);
●	our belief and expectations of in-situ recovery mining for our uranium projects, where applicable;
●

our estimation of mineral resources, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including our Palangana Mine and Christensen Ranch Mine (collectively, the “ISR Mines”);

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

Forward-looking statements are subject to known and unknown risks and uncertainties.  As discussed in more detail under Item 1A. Risk Factors herein, we have identified a number of material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report, including but not limited to the following:

●	our need for additional financing;
●	our ability to service our indebtedness;
●	our limited uranium extraction and sales history;
●	our operations are inherently subject to numerous significant risks and uncertainties, of which many are beyond our control;
●	our exploration activities on our mineral properties may not result in commercially recoverable quantities of uranium;
●	limits to our insurance coverage;
●	the level of government regulation, including environmental regulation;
●	changes in governmental regulation and administrative practices;
●	nuclear incidents;
●	the marketability of uranium concentrates;
●	the competitive environment in which we operate;
●	our dependence on key personnel; and
●	conflicts of interest of our directors and officers; and
●	our financial and operating history with significant negative operating cash flow.

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

CAUTIONARY NOTE TO U.S. RESIDENTS CONCERNING DISCLOSURE OF MINERAL RESOURCES

The Company is a U.S. Domestic Issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of its shareholders are U.S. residents, the Company is required to report its financial results under United States Generally Accepted Accounting Principles (“U.S. GAAP”) and its only trading market is the NYSE American.  However, because the Company is a reporting issuer in Canada, certain prior regulatory filings required of the Company in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws.  Unless otherwise indicated, all Company resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum classification system.  NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

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

All mineral estimates constituting mining operations that are material to our business or financial condition included in this Annual Report for Fiscal 2025, and in the documents incorporated by reference herein, have been prepared in accordance with S-K 1300 and are supported by initial assessments prepared in accordance with the requirements of S-K 1300.  S-K 1300 provides for the disclosure of: (i) “Inferred Mineral Resources”, which investors should understand have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a Mineral Reserve; (ii) “Indicated Mineral Resources”, which investors should understand have a lower level of confidence than that of a “Measured Mineral Resource” and thus may be converted only to a “Probable Mineral Reserve”; and (iii) Measured Mineral Resources, which investors should understand have sufficient geological certainty to be converted to a “Proven Mineral Reserve” or to a “Probable Mineral Reserve”.  Investors are cautioned not to assume that all or any part of Measured or Indicated Mineral Resources will ever be converted into Mineral Reserves as defined by S-K 1300.  Investors are cautioned not to assume that all or any part of an Inferred Mineral Resource exists or is economically or legally mineable, or that an Inferred Mineral Resource will ever be upgraded to a higher category.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE COMPANIES

We are an exploration stage issuer and do not currently have any known mineral reserves and cannot expect to have known mineral reserves unless and until an appropriate technical and economic study is completed for ISR Mines or any of our other properties that shows “Proven Mineral Reserves” or “Probable Mineral Reserves” as defined by Regulation S-K 1300. We currently do not have any “Proven Mineral Reserves” or “Probable Mineral Reserves”. There can be no assurance that ISR Mines or any of our other properties contains or will contain any such SEC-compliant “Proven Mineral Reserves” or “Probable Mineral Reserves” or that, even if such reserves are found, the quantities of any such reserves warrant continued operations or that we will be successful in economically recovering them. During August 2024, we commenced the process for uranium extraction which is being funded with existing cash on the Company’s balance sheet.

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

UEC is a pure-play uranium company and is advancing its next generation of low-cost, in-situ recovery (“ISR”) mining uranium projects, and which ISR mining process is expected to reduce the impact on the environment as compared to conventional mining. We have two extraction ready ISR hub and spoke platforms in South Texas and Wyoming, anchored by fully licensed and operational processing capacity at its Hobson and Irigaray plants. UEC also has several U.S. ISR uranium projects with all of their major permits in place, with additional diversified holdings of uranium assets across the U.S., Canada and the Republic of Paraguay.

We believe nuclear energy will continue to be an important part of the energy transition and the energy mix of a future low carbon economy.  As such, we are focused on scaling our business to meet the future energy needs for nuclear in the U.S. and globally.

Uranium Energy Corp. was incorporated under the laws of the State of Nevada on May 16, 2003 under the name Carlin Gold Inc.  During 2004, we changed our business operations and focus from precious metals exploration to uranium exploration in the U.S. Our principal executive office and corporate headquarters in the U.S. is located at 500 North Shoreline, Ste. 800, Corpus Christi, Texas, 78401, and our principal executive office and corporate headquarters in Canada is located at 1188 West Georgia Street, Suite 1830, Vancouver, British Columbia, Canada, V6E 4A2.

General Business

We are primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay.  We utilize ISR mining where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment.  We do not expect, however, to utilize ISR mining for all of our uranium projects in which case we would expect to rely on conventional open pit and/or underground mining techniques.  We have one uranium mine located in the State of Texas, our Palangana Mine, which utilizes ISR mining and commenced extraction of U3O8, or yellowcake, in November 2010.  We have one uranium processing facility located in the State of Texas, our Hobson Processing Facility, which processes material from our ISR Mines into drums of U3O8, our only sales product and source of revenue, for shipping to a third-party storage and sales facility.  Since commencement of uranium extraction from our ISR Mines in November 2010 to July 31, 2025, our Hobson Processing Facility has processed 578,000 pounds of U3O8.

Our fully licensed and 100% owned Hobson Processing Facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining.  We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine and future satellite uranium mining activities, such as our Burke Hollow Project, located within the South Texas Uranium Belt (the “spokes”).

The Christensen Ranch ISR Project area is equipped with a satellite ion exchange ("IX") plant with 6,500 gallons per minute installed capacity, a groundwater restoration plant with 1,000 gallons per minute capacity, two wastewater disposal wells and four lined evaporation ponds. Loaded resin from Christensen Ranch's satellite IX plant is trucked to our Irigaray central processing plant (“CPP”) for processing.  The Irigaray CPP is the hub central to our fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine, Reno Creek and Ludeman Projects. The Irigaray CPP was first constructed in 1977-1978 and is located in Johnson County about 80 miles north of Casper, Wyoming. The Irigaray CPP is a fully operational and licensed ISR processing plant for resin elution, precipitation, filtration and drying and packaging of U3O8. On October 16, 2024, we received approval from the Wyoming Department of Environmental Quality (“WDEQ”), Uranium Recovery Program, to increase the licensed production capacity at the Irigaray CPP to 4.0 million pounds of U3O8 annually.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. During Fiscal 2025, our initial production as part of ramp up yielded 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively, at the end of such period. We expect the ramp-up phase will continue while new production areas are being constructed in 2025 and 2026. At the same time, we have continued to advance our Roughrider and Burke Hollow Projects with resource expansions and development programs, respectively.

On December 17, 2021, we acquired a 100% interest in Uranium One Americas, Inc. (“U1A”) (now UEC Wyoming Corp.). With the acquisition of U1A in Fiscal 2022, the Irigaray CPP forms the focus of our regional operating strategy in the Powder River and Great Divide uranium districts in the state of Wyoming.

In 2022, we acquired a substantial portfolio of projects in Canada, with the purchase of UEX Corporation (“UEX”) and the Roughrider Project from a subsidiary of Rio Tinto plc (“Rio Tinto”).  The UEX portfolio consists of a mix of uranium deposits, primarily focused on the Athabasca Basin uranium district in Saskatchewan, Canada.  This includes interests in the Shea Creek, Christie Lake, Horseshoe Raven, Millennium and Wheeler River Projects.  In addition to advancing its uranium development projects through its ownership interest in JCU (Canada) Exploration Company, Limited (“JCU”), UEX was advancing several other uranium deposits in the Athabasca Basin which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, and the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project.  The Roughrider Project is an exploration stage asset, having been advanced by Rio Tinto over a decade of work.  The acquisition brought in an exploration stage, high-grade, conventional asset into UEC’s portfolio that, along with the UEX acquisition, begins to develop a critical mass of 100% owned resources in the Athabasca Basin to accelerate extraction and/or production plans.  The two transactions provide a portfolio of medium to long term, high-grade, conventional projects that complement our nearer term, U.S. ISR assets.

On November 7, 2024, we filed an initial assessment technical report summary (“TRS”) that includes an economic analysis and mineral resource estimate for our Roughrider Project, located in Northern Saskatchewan, Canada. The economic analysis is included in a TRS titled “S-K 1300 Initial Assessment Report – Roughrider Uranium Project, Saskatchewan, Canada”, issued on November 5, 2024 and prepared for the Company by Tetra Tech Canada Inc., Understood Mineral Resources Ltd., Snowden Optiro, Terracon Geotechnique Ltd. and Clifton Engineering Group Inc., in accordance with Item 1302 of S-K 1300.

On December 6, 2024, we completed the acquisition of all of the issued and outstanding shares of capital stock of Kennecott Uranium Company (“KUC”) and Wyoming Coal Resources Company (“WCRC”) from Rio Tinto America Inc. (collectively, the “Sweetwater Acquisition”). Sweetwater Uranium Inc, (formerly KUC) and WCRC collectively own or hold the following major assets: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming, and related facilities and impoundments (the Sweetwater Plant); (ii) the Red Desert Project, a uranium project adjacent to the Sweetwater Plant; and (iii) the Green Mountain Project, a uranium project located 22 miles north of the Sweetwater Plant, with two deposits that have potential for ISR mining and three deposits that are considered appropriate for conventional mining. The consideration for the Sweetwater Acquisition was $175.4 million in cash plus acquisition related costs of $4.2 million. On August 5, 2025, Sweetwater was designated as a transparency project by the U.S. Federal Permitting Improvement Steering Council as part of the implementation of President Trump’s March 20, 2025 Executive Order on Immediate Measures to Increase American Mineral Production.

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

During Fiscal 2025, we increased our equity interests in Anfield Energy Inc. (“Anfield”) (TSX-V: AEC). Effective August 1, 2025, Anfield completed a share consolidation on the basis of one (1) post-consolidation common share for every seventy-five (75) pre-consolidation common shares. As at July 31, 2025, we owned 4,978,877 post-consolidated common shares of Anfield, representing approximately 31.8% of the outstanding common shares of Anfield on a non-diluted basis and approximately 36.99% on a partially diluted basis after assuming the exercise of 1,283,639 post-consolidated share purchase warrants of Anfield held by us.

On August 18, 2025, we incorporated UEC US Uranium LLC for the purpose of holding and administering our physical uranium assets and related contractual arrangements in the U.S.

In September 2025, we announced the incorporation of United States Uranium Refining & Conversion Corp. (“UR&C”), which is intended to pursue the feasibility of developing a new uranium refining and conversion facility in the U.S. To date, a conceptual study has been completed that envisions a conversion facility with an initial capacity of 10,000 metric tonnes uranium per year. The project will move forward contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals and favorable market conditions. We have begun initial discussions with the U.S. government, state-level energy authorities, utilities and financial entities, and will report further updates as these engagements advance.

As at July 31, 2025, we also hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

With the completion of the acquisition of U1A in December 2021, together with the completion of the Sweetwater Acquisition in December 2024, we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations. The acquisition of UEX in August 2022 and the acquisition of Roughrider Mineral Holdings Inc. in October 2022 further expanded our footprints in Canada and, in particular, the Athabasca Basin in Saskatchewan. We continue to establish additional uranium projects through exploration and pre-extraction activities and direct acquisitions in the U.S., which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

As at July 31, 2025, we had no uranium supply or off-take agreements in place.  Future sales of U3O8 are therefore expected to generally occur through the uranium spot market, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Physical Uranium Program

We are investing in building the next generation of low-cost uranium projects that will be competitive on a global basis and which will use the ISR mining process which is expected to reduce the impact on the environment as compared to conventional mining. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we established a physical uranium portfolio (the “Physical Uranium Program”) and, as of July 31, 2025, we had 1,356,000 pounds of uranium, excluding 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively, of initial production at Christensen Ranch ISR Project at the end of such period. We had entered into agreements to purchase 300,000 pounds of warehoused uranium in Fiscal 2026 at conversion facilities located in North America at a volume weighted average price of approximately $37.05 per pound.

Our Physical Uranium Program will support three objectives for our Company: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could compliment production and accelerate cash flows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S. origin specific opportunities which may command premium pricing due to the scarcity of domestic uranium. One such U.S. origin specific opportunity is our plan to participate in supplying the Uranium Reserve, as outlined in the Nuclear Fuel Working Group report published by the U.S. Department of Energy (“DOE”).

Uranium Market Developments

The uranium market is being driven by a macro demand for more electricity generation, an unprecedented global push for clean energy, geopolitical situations and under investment among other factors. An April 2025 study from the National Electrical Manufacturers Association projected that electricity demand in the United States will see a 50% increase by 2050.  This included expectations that artificial intelligence growth and demand to power data centers will increase by 300% over the next 10 years (Source: NEMA's Grid Reliability Study, April 7, 2025).

There is a growing realization that the highly reliable, safe, economical baseload power nuclear energy provides should be a part of any clean energy platform. An increasing number of governments have announced that they are pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

In the United States, several pieces of bipartisan legislation have passed in recent years supporting nuclear development and expansion, including the Nuclear Fuel Security Act, the Advance Act and the Inflation Reduction Act. In combination, these bills and other legislative efforts seek to encourage the restoration and rebuilding of a robust domestic fuel cycle in the United States. For example, the United States Secretary of Energy signed a Secretarial Order directing the United States Department of Energy to "unleash commercial nuclear power in the United States" and "strengthen grid reliability and security” (Source: Energy.Gov - Secretary Wright Acts to Unleash Golden Era of American Energy Dominance, February 5, 2025).

On May 23, 2025 the President of the United States, Donald J. Trump, signed Executive Orders that include a policy objective to quadruple United States nuclear energy by 2050. Among other things, the orders directed the DOE to work with industry to deliver 5 Gigawatt electric (“GW”) of power uprates at existing nuclear plants and have 10 new large reactors under construction by 2030 in addition to restarting closed plants and completing advanced designs. These Executive Orders mark a historic level of policy support to rejuvenate the United States nuclear industry and its infrastructure, underscoring its importance as a matter of national security. The Executive Orders invoke the Defense Production Act and are intended to have significant positive policy and economic impacts on the domestic fuel cycle, reactor new builds, research and new technology advancements. The Executive Orders also authorize the United States Secretary of Energy to support spent nuclear fuel management, an evaluation of policies regarding commercial recycling and reprocessing of nuclear fuels, and recommendations for the efficient use of nuclear waste materials. The Executive Orders are expected to result in an accelerated and coordinated approach to regulatory actions, all aimed at a more secure and independent energy future for the United States.

Additionally, large technology companies like Microsoft, Meta, Google, Oracle and Amazon are making significant nuclear energy commitments for their data center energy demand with large investments in the clean, affordable and reliable power that nuclear energy provides.

Global uranium market fundamentals have improved in recent years, and the market began a transition from being inventory driven to production driven. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown appreciation, reaching a high in 2024 of $107.00 per pound U3O8. Since that time the spot uranium market has seen a corrective move, reaching a low of $63.45 per pound U3O8 on March 17, 2025 before increasing to above $78.75 per pound U3O8 on June 27, 2025. Since that time, the market has experienced a shorter-term pullback, trading on light volume with prices ranging from $78.00 on July 1, 2025 to $80.80 on September 23, 2025. (Source: UxC LLC Historical Ux Daily Prices).

During the year ended July 31, 2025, uranium prices averaged $73.59 per pound U3O8 representing an approximate 11.40% decrease compared to the average price of $83.06 per pound U3O8 in the year ended July 31, 2024. As at July 31, 2025, the U3O8 price was $71.10 per pound U3O8, representing an approximate 16.84% decrease from $85.50 per pound as at July 31, 2024. (Source: UxC LLC Historical Ux Daily Prices).

Relative underinvestment in uranium mining operations over the past decade has been a major factor contributing to a structural deficit between global production and uranium requirements. Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels. In 2025 and 2026 the mid-case gap between production and requirements is projected to be 44 million pounds U3O8, and by 2035 accumulates to a total above 345 million pounds U3O8 (Source: UxC 2025 Q2 Uranium Market Outlook). For context, utilities in the United States purchased 51.6 million pounds U3O8 in 2023 (Source: United States Energy Information Administration, June 6, 2024 - Uranium Marketing Annual Report). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also expected to be further reduced with western enrichers, reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet future demand. The timeline for many new mining projects can be 10 years or longer and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia's invasion of Ukraine with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions and United States legislation banning the importation of Russian nuclear fuel and the European Union’s goals to reduce and eventually eliminate its dependence on Russian fuel is causing a fundamental change to the nuclear fuel markets. As a result of the instability and assurance of supply risks, United States and European utilities are shifting supply focus to areas of low geopolitical risk.

Additionally, the United States Presidential Executive Order “Establishing the National Energy Dominance Council” noted one of its objectives is to “reduce dependency on foreign imports” for the United States’ national security and recognized uranium as an “amazing national asset” (Source: The White House News & Update, February 14, 2025). Critical minerals, including uranium are also receiving additional scrutiny as mandated by the Trump Administration's Executive Order initiating a new investigation under Section 232 of the Trade Expansion Act of 1962 to ensure imports are not in such quantities or circumstances as to threaten or impair national security and or economic resilience. This action being performed by the Department of Commerce could potentially lead to tariffs or other import restrictions on foreign uranium to bolster domestic production.

On the demand side, the global nuclear energy industry continues robust growth, with 68 new reactors connected to the grid in 2015 through March of 2025, and with another 62 reactors under construction.  In 2024, six new reactors were connected to the grid, and four reactors were permanently shut down (Source: International Atomic Energy Association Power Reactor Information System – August 10, 2025). Total nuclear generating capacity for the world's 439 operable reactors as of July 11, 2025, stands at 398 GW (Source: World Nuclear Association). In November 2024, at the United Nations Climate Change Conference (COP29), six more countries joined the pledge to triple their nuclear capacity by 2050, bringing the total to 31 countries, further supporting additional growth for the nuclear industry and uranium demand. In addition, over 150 nuclear industry companies, 14 of the world's largest banks like Citibank, Morgan Stanley and Goldman Sachs, and more recently, 15 large energy users such as Microsoft, Amazon and Google, have all pledged to support this goal in their investments and commercial activities.

Additionally, there is positive momentum from the utility industry as they return to a longer-term contracting cycle to replace expiring contracts and inventory drawdowns. It is estimated that cumulative uncommitted demand through 2035 is more than 926 million pounds U3O8 (Source: UxC Uranium Market Overview Q2 2025). This utility demand, together with potential demand from financial entities, government programs and the overall increase in interest in nuclear energy as a source for growing electricity demand from artificial intelligence and data center applications, are continuing to add positive tailwinds to the strong fundamentals in the uranium market.

Advancements

During Fiscal 2025, we made significant advancements in various aspects of our operations, including:

●	we acquired, through the Sweetwater Acquisition, the Sweetwater Plant, the Red Desert Project and the Green Mountain Project, further expanding our portfolio;

●

we announced restarting uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming during August 2024. During Fiscal 2025, our initial production as part of ramp up yielded 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively, at the end of such period;

●	we announced an increase in the licensed production capacity at its Irigaray Central Processing Plant to 4.0 million pounds of U3O8 annually;

●

we completed and filed a TRS in accordance with S-K 1300, that included an economic analysis and mineral resource estimate, for our Roughrider Project, located in Northern Saskatchewan, Canada, on November 7, 2024; and

●	we commenced construction at our Burke Hollow Project in Texas, with our initial planned production area and a new satellite ion exchange facility.

In-Situ Recovery (ISR) Mining

We are utilizing in-situ recovery or ISR uranium mining for our South Texas projects as well as our Christensen Ranch Project in Wyoming. We will continue to utilize ISR mining whenever such an alternative is available to conventional mining. When compared to conventional mining, ISR mining requires lower capital expenditures, has a reduced impact on the environment and results in a shorter lead time to uranium recovery.

ISR mining is considered significantly more environmentally friendly than alternative, traditional mining approaches as the ISR process does not require blasting or waste rock movement, resulting in less damage to the environment, minimal dust, and no resulting tailings or tailings facilities.  Further, ISR mining is more discrete and, therefore, land access does not typically have to be restricted, and the area may be restored to its pre-mining usage faster than when applying traditional mining approaches.

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

The uranium-rich solution is pumped from an ore zone to the surface and circulated through a series of ion exchange columns located at the mine site.  The solution flows through resin beads inside an ion exchange column where the uranium bonds to small resin beads.  As the solution exits the ion exchange column, it is mostly void of uranium and is re-circulated back to the wellfield and through the ore zone.  Once the resin beads are fully loaded with uranium, they are transported by truck to our Hobson Processing Facility and transferred to a tank for flushing with a brine solution, or elution, which strips the uranium from the resin beads.  The stripped resin beads are then transported back to the mine and reused in the ion exchange columns.  The uranium solution, now free from the resin, is precipitated out and concentrated into a slurry mixture and fed to a filter press to remove unwanted solids and contaminants.  The slurry is then dried in a zero-emissions rotary vacuum dryer, packed in metal drums and shipped out as uranium concentrates, or yellowcake, to a conversion facility for storage and sales.

Each project is divided into a mining unit, known as a Production Area Authorization (“PAA”) or Mine Unit (“Mine Unit”), which lies inside an approved Mine Permit Boundary.  Each PAA or Mine Unit will be developed, extracted and restored as one unit and will have its own set of monitor wells.  It is common to have multiple PAAs or Mine Units in extraction at any one time with additional units in various states of exploration, pre-extraction and/or restoration.

After mining is complete in a PAA or Mine Unit, aquifer restoration will begin as soon as practicable and will continue until the groundwater is restored to pre-mining conditions.  Once restoration is complete, a stability period of no less than one year is scheduled with quarterly baseline and monitor well sampling.  Wellfield reclamation will follow after aquifer restoration is complete and the stability period has passed.

Seasonality

The timing of our uranium concentrate sales is dependent upon factors such as extraction results from our mining activities, cash requirements, contractual requirements and perception of the uranium market. As a result, our sales are neither tied to nor dependent upon any particular season. In addition, our ability to conduct exploration on our Canadian projects can be limited in the spring and fall seasons when access to lakes is limited by thin and or unstable ice.

Mineral Rights

In Texas, our mineral rights are held exclusively through private leases from the owners of the land/mineral/surface rights with varying terms.  In general, these leases provide for uranium and certain other specified mineral rights only including surface access rights for an initial term of five years and renewal for a second five-year term.  We have amended the majority of the leases to extend the time period for an additional five years past the original five-year renewal periods.  Some of our project leases have a fixed royalty amount based on net proceeds from sales of uranium, and our other projects have production royalties calculated on a sliding-scale basis tied to the gross sales price of uranium.  Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds.

In Arizona, New Mexico and Wyoming, our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and placer mining claims registered with the U.S. Bureau of Land Management (“BLM”) and the appropriate counties. To hold the BLM claims, fees of $200 per claim must be paid annually by September 1st. Our state mineral leases are registered with their respective states. These leases provide for mineral rights, and are subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming.  Annual maintenance requirements include lease fees of between $1 and $4 per acre in Wyoming and minimum exploration expenditure requirements of between $10 and $20 per acre in Arizona. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term. In Wyoming, the Sweetwater site contains 410 mill site claims that are paid for annually at $200 per claim as are mineral claims. A mill site claim must be located on "non-mineral lands” and must include the erection of a mill and other structures that will support a mining operation. The Sweetwater mill, SX building, process tanks and tailings storage facility are all located on these mill site claims.

Under the mining laws of Saskatchewan, Canada, title to mineral rights for our projects in Saskatchewan is held through The Crown Minerals Act of the Province of Saskatchewan.  In addition, The Mineral Resources Act, 1985 and The Mineral Tenure Registry Regulations affect the rights and administration of mineral tenure in Saskatchewan. The lands of our Saskatchewan projects are currently claimed as “Crown dispositions” or “mineral dispositions”, or “mineral leases”.  Subject to section 19 of The Crown Minerals Act, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands. Claims are renewed annually and the claim holder is required to satisfy work expenditure requirements.  Expenditure requirements are $Nil for the first year, $15 per hectare for the second year to the tenth year of assessment work periods and $25 per hectare for the eleventh year and subsequent assessment work periods.  For registering exploration expenditures, mineral dispositions may be grouped at the time of submission if the total mineral disposition area is not greater than 18,000 hectares. The holder may also submit a cash payment or cash deposit in lieu of a work assessment submission for not more than three consecutive work periods. A claim may be converted to a mineral lease upon application and payment of a registration fee.

Environmental, Social and Governance Overview

UEC is dedicated to preserving the environment in which we operate, and to being a responsible neighbor to our local communities.  We believe in mining in a responsible manner, such as through the deployment of ISR technology when possible, adhering to all applicable environmental regulations and minimizing our impact on the environment. UEC believes that uranium and nuclear energy will be an important part of the energy transition as it can provide reliable and consistent power to the grid.  Ensuring responsible mining practices better positions nuclear to be an energy source of choice to governments, and enables us to be a better partner and corporate citizen to our local communities.

Environmental Management

Environmental Governance

Our objectives for the management of the environment are set out in an Environmental, Health and Safety Policy, which can be found on our website. Topics covered in this policy include the management of hazardous waste, water, biodiversity and land use, air quality and pollutants, green-house gas (“GHG”) emissions and energy management.  Adherence to and performance against this policy will be reviewed by our Board of Directors’ (the “Board of Directors” or “Board”) Sustainability Committee annually.

U.S. Environmental Regulations

We believe that we comply with all federal, state and local applicable laws and regulations which govern environmental quality and pollution control.  Our operations are subject to stringent environmental regulation by state and federal authorities including the Railroad Commission of Texas (“RCT”), the Texas Commission on Environmental Quality (“TCEQ”), the WDEQ Land, Water and Air Quality Divisions, the United States BLM (Wyoming) and the United States Environmental Protection Agency (“EPA”).

Texas

In Texas, where the Company’s hub-and-spoke operations are anchored by our fully licensed Hobson Processing Facility, surface extraction and exploration for uranium is regulated by the RCT, while ISR uranium extraction is regulated by the TCEQ.  An exploration permit is the initial permit granted by the RCT that authorizes exploration drilling activities inside an approved area.  This permit authorizes specific drilling and plugging activities requiring documentation for each borehole drilled.  All documentation is submitted to the RCT on a monthly basis and each borehole drilled under the exploration permit is inspected by an RCT inspector to ensure compliance.  As at July 31, 2025, we held one exploration permit in each of Bee, Duval and Goliad Counties in Texas.

As an example of the regulation that guides our industry, before ISR uranium extraction can begin in Texas, a number of permits must be granted by the TCEQ.

A Mine Area Permit (“MAP”) application is required for submission to the TCEQ to establish a specific permit area boundary, aquifer exemption boundary and the mineral zones of interests or production zones.  The application also includes a financial surety plan to ensure funding for all plugging and abandonment requirements.  Funding for surety is in the form of cash or bonds, including an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation.  As at July 31, 2025, we held MAPs for our Palangana Mine and our Goliad and Burke Hollow Projects.

A Radioactive Material License (“RML”) application is also required for submission to the TCEQ for authorization to operate a uranium recovery facility.  The application includes baseline environmental data for soil, vegetation, surface water and groundwater along with operational sampling frequencies and locations.  A Radiation Safety Manual is a key component of the application which defines the environmental health and safety programs and procedures to protect employees and the environment.  Another important component of the application is a financial surety mechanism to ensure plant and wellfield decommissioning is properly funded and maintained.  Surety funding is in the form of cash or bonds, and includes an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation.  As at July 31, 2025, we held RMLs for our Palangana Mine, Burke Hollow and Goliad Projects and Hobson Processing Facility.

PAA applications are also required for submission to the TCEQ to establish specific extraction areas inside the MAP boundary.  These are typically 30 to 100-acre units that have been delineated and contain extractible quantities of uranium.  The PAA application includes baseline water quality data that is characteristic of that individual unit, proposes upper control limits for monitor well analysis and establishes restoration values.  The application will also include a financial security plan for wellfield restoration and reclamation which must be funded and in place prior to commencing uranium extraction.  As at July 31, 2025, we held four PAA permits for our Palangana Mine, one for our Goliad Project and one for our Burke Hollow Project.

A Class I disposal well permit application is also required for submission to the TCEQ for authorization for deep underground wastewater injection.  It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase.  This permit authorizes injection into a specific injection zone within a designated injection interval.  The permit requires continuous monitoring of numerous parameters, including injection flow rate, injection pressure, annulus pressure and injection/annulus differential pressure.  Mechanical integrity testing is required initially and annually to ensure the well is mechanically sound.  Surety funding for plugging and abandonment of each well is in the form of cash or bonds, including 15% for contingencies and 10% for overhead, adjusted annually for inflation.  As at July 31, 2025, we held two Class I disposal well permits for each of our Hobson Processing Facility, Palangana Satellite Facility and Burke Hollow and Goliad Projects.

The federal Safe Drinking Water Act (“SDWA”) creates a regulatory program to protect groundwater and is administered by the EPA.  The SDWA allows states to issue underground injection control (“UIC”) permits under two conditions: the state’s program must have been granted primacy, and the EPA must have granted an aquifer exemption upon the state’s request (an “Aquifer Exemption”).  Texas, being a primacy state, is therefore authorized to grant UIC permits and makes the official requests for an Aquifer Exemption to the EPA.  The Aquifer Exemption request is submitted by the Company to the TCEQ and, once approved, is then submitted by the TCEQ to the EPA for concurrence and final issuance.  As at July 31, 2025, we held an Aquifer Exemption for each of our Palangana Mine and our Goliad and Burke Hollow Projects.

Wyoming

In Wyoming, ISR mining activities are regulated by the WDEQ, Land Quality Division (“LQD”), under Wyoming Administrative Code §35-11-401 through §35-11-437.  Before ISR uranium mining is allowed to proceed in Wyoming, certain permits and licenses must be granted by WDEQ, which are subject to financial assurance plans to ensure anticipated future costs for decontamination, decommissioning, reclamation, groundwater restoration, disposal or any other reclamation requirements are adequately funded.  Bonding regulations for ISR facilities are discussed in §35-11-417 of the Wyoming Administrative Code and further in WDEQ/LQD regulations contained in Non-Coal Chapters 1 through 13.

There are two major permits/licenses required for ISR uranium mining in Wyoming.  The first is the Permit to Mine, issued by the WDEQ/LQD.  The second is the RML, previously issued by the U.S. Nuclear Regulatory Commission (“NRC”), now issued by the WDEQ/LQD Uranium Recovery Program (“URP”).  In 2018, the State of Wyoming became an NRC agreement state for the licensing of uranium recovery operations.  RMLs are now issued and regulated by the WDEQ/LQD/URP.  Annual financial surety updates are required on the Mine Permit anniversary date and are reviewed by both the WDEQ/LQD and WDEQ/LQD/URP as part of the approval process.  As at July 31, 2025, UEC held Permits to Mine and RMLs for each of its Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects. Mine Permits are also held for UEC’s Sweetwater, Big Eagle and Jackpot mines in the Great Divide Basin of Wyoming and an RML for the Sweetwater mine, mill and tailing storage facility.

In Wyoming, a Class I disposal well permit is required for deep underground wastewater injection (same process as in Texas).  It is the primary method for disposing of excess fluid from the extraction areas and for reverse osmosis concentrate during the restoration phase.  Permits for Class I Injection wells are authorized by the WDEQ Water Quality Division who has primacy for this program under EPA.  In Wyoming, as at July 31, 2025, UEC holds Class I Injection well permits for four disposal wells at the Christensen Ranch Project, two disposal wells at the Irigaray Project, four disposal wells at the Moore Ranch Project and four disposal wells at its Reno Creek Project.

Exploration drilling outside of areas within a Permit to Mine is regulated by the WDEQ LQD. To conduct exploration drilling, an application must be filed with the LQD that provides location details of the areas to be explored, the number of drill holes anticipated, the methods of drill hole abandonment to be used, the location of access roads to be used or constructed and an estimate of the cost to reclaim all drill holes and surfaces impacted by the drilling program. If approved, the LQD will approve the reclamation cost estimate and the Company will post a bond or other financial assurance instrument acceptable to the LQD. After the financial assurance instrument is approved by the LQD, they will issue a Drilling Notification permit to the Company to conduct the exploration drilling. After reclamation is completed, the LQD will inspect the drill hole sites and either approve the reclamation and release the bond, or make recommendations for further corrective action. As at July 31, 2025, UEC holds five Drilling Notification Permits, two for various exploration projects in the Powder River Basin and three for exploration in the Great Divide Basin of Wyoming.

Under the WDEQ Bonding Provisions (§35-11-417) and the regulations for Financial Assurance Requirements for Closure, Post Closure and Corrective Action, financial assurance for ISR uranium sites will include costs relating to: decommissioning; decontamination; demolition and waste disposal for buildings; structures; foundations; equipment and utilities; well plugging and abandonment; surface reclamation of operating areas; roads; wellfields and surface impoundments; groundwater restoration in mining areas; and radiological surveying for final release of the lands. Funding for the financial assurance is in the form of cash, reclamation bonds, letters of credit and/or other mechanisms approved by the WDEQ. The financial assurance calculations include an excess of 15% for contingencies and 10% for overhead, adjusted annually for inflation. As at July 31, 2025, UEC held reclamation bonds for all of its Permits to Mine and RML licenses plus five Drilling Notifications (exploration by drilling permits).

As in Texas, the State of Wyoming is allowed to issue UIC permits under two conditions: the state’s program must have been granted primacy, and the EPA must have granted an Aquifer Exemption upon the state’s request. Wyoming issues UIC Class I permits (disposal wells) and UIC Class III permits for ISR wells. Wyoming requests the official Aquifer Exemption from the EPA for these permits. As at July 31, 2025, UEC held Aquifer Exemptions for each of its Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects, as well as the Christensen Ranch, Irigaray, Moore Ranch and Reno Creek Class I disposal wells.

Canada Environmental Regulations

Uranium mining and milling projects in Canada are among the most heavily regulated types of projects in the country with full regulatory oversight from both the federal and provincial levels of government.  That full regulatory oversight includes a strong, independent federal nuclear regulator, the Canadian Nuclear Safety Commission (“CNSC”), which is charged with regulating all aspects of nuclear activities in Canada under the Nuclear Safety and Control Act (“NSCA”).  Modern uranium mines, despite their strong safety and environmental protection record, operate in this heavily regulated environment effectively using integrated management systems to maintain compliance and includes extensive reporting to demonstrate that ongoing compliance.  Monitoring includes regulatory agencies, community groups (e.g., North Environmental Quality Committee), Indigenous groups, periodic state of the environment reporting and occasional independent third-party monitoring funded by the CNSC.

Province of Saskatchewan

The first step in the provincial Environmental Impact Assessment (“EIA”) process is for the proponent to develop a Technical Proposal that details the project and its potential impacts to the environment and human health and safety. That Technical Proposal is reviewed under the Saskatchewan Environmental Assessment Review Panel (“SEARP”), which represents most of the ministries. Following review of the Technical Proposal, to require a provincial EIA, a project must be deemed a Development per section 2(d) of the Saskatchewan Environmental Assessment Act (“EAA”) by triggering one or more of the six criteria, and be issued a formal Ministerial Determination to that effect.  The proponent will them develop a draft project-specific Terms of Reference for review by the Environmental Assessment and Stewardship Branch (“EASB”). The work required for an EIA includes any delegated engagement and consultation in support of the province’s Duty to Consult requirements along with site characterization and environmental baseline work.

It is the responsibility of the proponent to fulfill all of the information requirements of the EAA and the project-specific final Terms of Reference. Once an EIA is submitted and the provincial internal reviews are finished, the EASB compiles the comments and produces a technical review comments (“TRC”) document.  If there are deficiencies in the EIA, the proponent will be required to address them before the TRC document and the final EIA are placed into public review.  Public review is generally for 30 or 60 days.  When the public comments period is complete, the EASB will produce an EIA decision document for the Minister of Environment.  While there are three outcomes possible, the likely outcome for a project that gets to this stage is approval of the EIA with conditions.  With approval of the EIA, licensing and permitting can be completed.

For mining in Saskatchewan, a surface lease is required prior to work commencing on site.  The surface lease will generally cover all areas that are predicted to be disturbed, plus a buffer zone, and will accrue annual fees per hectare.  Surface leases are coordinated through the Ministry of Government Relations, Northern Engagement Branch, and the Ministry of Environment (“ENV”), Lands Branch, and includes input from other government agencies where appropriate.  While negotiations can start early, and in parallel with the provincial EIA process, a precondition of the issuance of a surface lease is the successful outcome of the EIA process.  In Saskatchewan, the EIA and licensing processes are sequential, as the EIA process must be completed prior to the issuance of specific leases, licenses and permits.

While the EIA is in progress, the proponent can work with the government to finalize the surface lease and licensing packages, although approval of these cannot occur until there is a positive EIA outcome.  Provincially, the licensing is through the ENV Environmental Protection Branch, which largely provides a one window approach for mining project licensing on behalf of other branches and ministries.  There will be other ministries and permitting required related to health and safety, labour, employment, and royalties.  Overall, a number of permissions, of one form or another, are required to complete the project, but when compared to the EIA process, they are rarely material to the schedule or budget if organized properly.  Most ministries will indicate their interest and the need for any permits at the Technical Proposal and EIA review stages and those comments will come forward in the TRC.

Canadian Government

The federal Impact Assessment Act, 2019 (“IAA”) and the need to produce an Impact Assessment (“IA”) can be triggered in two ways.  The first is by triggering one of the activity thresholds in the Physical Activities Regulations, 2019, and the second is that the project can be designated by the federal Minister of Environment and Climate Change (the “Minister”) in response to a request to designate the project and a supporting recommendation from the Canadian Impact Assessment Agency (“CIAA”).  Currently, our proposed project does not trigger any thresholds in the Physical Activities Regulations. As such, there is no federal IA required for our projects.

The CNSC and Saskatchewan ENV have historically worked closely together and the CNSC can participate in the provincial EIA process.  The regulators have demonstrated that they can cooperate in their review of projects despite the expiration of their cooperation agreement.  The CNSC can review and provide comments on any submission to EASB.  In addition, the CNSC will act as a technical advisor and is a participant in the EIA review process; however, the provincial EIA decision is independent of the federal government’s.

The main federal licensing agency for the project, the CNSC, will conduct an environmental protection review (“EPR”) for the license application in accordance with their mandate under the NSCA to ensure the protection of the environment and the health of persons.  The CNSC follows the federal mandates with respect to Indigenous peoples and other initiatives such as climate change.

Per the NSCA, a project needs to initiate the licensing process have discussions with the agency and early discussions with the CNSC on the licensing process, engagement and consultation expectations, and the scope of the project’s licensing are essential to advance the project in a timely manner.  While the option of sequentially doing the provincial EIA and the CNSC licensing is available to the proponent, the CNSC suggests doing these two distinct processes in parallel to save time, although they will need the results of the provincial EIA to support the EPR.  Effectively, while the EIA process is proceeding, the development and submission of the provincial and CNSC licensing packages can proceed in parallel.  As with Saskatchewan, a positive environmental decision is required prior to the CNSC approving any licensing packages.  The CNSC’s licensing and oversight processes are done on a cost recovery basis through the Cost Recovery Fees Regulations.

In support of licensing, proponents are required to develop management systems complete with policies, systems/programs, procedures and monitoring commensurate with the proposed scope of activities.  To protect human health and the environment, the CNSC focuses on their regulated areas of safety and control in their assessment of projects, including areas of higher risk such as quality management, occupational health and safety, environmental protection, radiation protection, tailings management and safeguards and non-proliferation, to name a few. The CNSC staff will present the findings on the safety and control areas to the CNSC as part of their licensing deliberations. A licensing stage can take 26 months from the time the application is deemed sufficient to the written Commission license decision.

There may be a need to engage with Fisheries and Oceans Canada (under the Fisheries Act) regarding treated effluent discharge or pump stations for fresh water.  Transport Canada authorization may be required if there are any works with a potential to impact navigation (under the Canadian Navigable Waters Act or under the Canadian Aviation Regulations).  Water quality and the monitoring of biological effects will be governed by the Metal and Diamond Mining Effluent Regulations to the Fisheries Act, in addition to any provincial requirements.  Other federal legislation of importance to a project will be compliance with the Species at Risk Act (e.g. the need for a woodland caribou management plan) and the Migratory Birds Convention Act.  It is not clear whether the proposed federal Policy on Biodiversity will have an impact on our projects but, if enacted, it could mean more bio-physical offsets will be required for disturbed ground.

Project End of Life

As part of the environmental assessment process, projects are required to develop conceptual decommissioning plans for inclusion in the EIA that detail the steps to be taken to decommission project facilities and reclaim the land at the end of project life.  For both levels of government and as part of licensing, the conceptual plan is expanded into a more detailed Preliminary Decommissioning Plan (“PDP”) and a cost estimate for implementation is prepared from that: the Preliminary Decommissioning Cost (“PDC”).  The Company will then be required to provide some form of security or bond to cover the cost of carrying out the work detailed in the PDP.  The surety is designed to cover the unlikely situation whereby the proponent is unable to complete the decommissioning and reclamation and the government must step in to complete the work in a ‘decommission tomorrow’ scenario.  While salvage of some materials is likely, these cannot be considered in the PDC.  The plan and costs are periodically reviewed and updated and can be scaled to reflect the current state of a project.  As operations progress, progressive decommissioning is encouraged as it lowers close-out liabilities which, in turn, can reduce the amount of a surety bond, and often reduces the cost of disturbed-land lease fees.

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

Indigenous Engagement

For both the federal and provincial EIA and permitting/licensing processes, engagement and consultation are required with Indigenous groups.  Engagement in Saskatchewan consists of the Crown’s Duty to Consult, a legal requirement and interest-based engagement, which is essential to a project’s social license.  Both levels of government (‘the Crown’) have a Duty to Consult potentially impacted Indigenous groups (i.e. First Nations, Inuit and Métis groups) on any decision within their purview with the potential to affect Aboriginal or Treaty Rights.  As the project progresses through the regulatory process, several provincial and federal decisions will be made that must be informed by engagement and consultation results.  Implementation of the Duty to Consult is guided by a combination of provincial and federal regulatory requirements and guidance documents (e.g. Section 35, The Constitution Act, 1982).

Although the Duty to Consult lies with the federal and provincial governments, the procedural aspects of the Duty to Consult are largely delegated to the proponent to undertake.  This often results in the proponent entering into engagement agreements with some First Nations and Metis governments to do studies to identify potential impacts to rights.  Companies are expected to meet with each potentially affected community to discuss engagement plans and an appropriate budget for the communities to complete the necessary meetings and studies, although the level of effort is generally commensurate with proximity to the project.  The engagement plan should include opportunities to inform communities of the nature of the proposed activities and potential impacts of a project, and to discuss the proposed mitigation strategies.  The purpose is to receive feedback on current traditional land uses and potential impacts to Treaty and Aboriginal rights.  Companies are expected to work with the communities to determine the impacts of the projects and mitigation strategies. Accommodation may be required if potential impacts cannot be avoided, and this may take the form of an Impact benefit Agreement.

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

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution.  Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements.  Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies.  Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.  In Texas, the TCEQ issues an exemption for those processes that meet the criteria for low to zero emission by issuing a permit by rule.  Presently our Palangana Mine, our Hobson Processing Facility and our Goliad Project all have permits by rule covering air emissions. In Wyoming, air permits are required for point source emissions of particulate. UEC has an air quality permit for the calciner present at the Irigaray Central Processing Plant. Typically air quality permits are not required for ISR mining operations as emissions are near zero.

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

Water consumption at UEC’s ISR mining projects is primarily natural groundwater. During the recovery process, water is pumped from the ore hosted aquifer and piped to the satellite facility. The groundwater is filtered for solids, stripped of uranium, and then approximately 95% is reinjected or recirculated back into the same aquifer it was recovered from. This recycling process is an overwhelming advantage of ISR mining compared to other methods such as conventional or open pit.

In order to ensure appropriate water management, and to ensure our team can continuously make decisions to reduce our water usage, UEC closely monitors our water consumption. UEC is identifying ways to reduce water consumption on an ongoing basis.

Compliance with the Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the U.S., a term broadly defined.  Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In Wyoming, storm water permits for construction and operation of ISR wellfields and plants are required. We have storm water permits for Christensen Ranch where wellfields are under construction. Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

Sustainability

At UEC, we are committed to conducting our business in a responsible and transparent manner. We hold ourselves accountable for quality and detailed sustainability reporting to ensure our stakeholders have access to the information most important to them. The Company’s annual sustainability reports, which can be found on the Company’s website at www.uraniumenergy.com, document the Company’s efforts to manage key operational environmental and social risks.

GHG Emissions Management

Mining is an essential industry to enable the global energy transition to net-zero.  Uranium mining, at the heart of UEC’s business, fuels nuclear energy, which is an essential carbon-free energy source.  Beyond this, we understand that our operational activities do contribute to climate change through the release of emissions.  Therefore, over the last several years, we have developed a process to track and report on scope 1, 2 and 3 emissions, as well as identify and implement opportunities to reduce emissions, where and when possible.

Based on our emissions tracking and reporting, the Company has developed emissions reduction pathways for its Texas and Wyoming ISR operations, as well as conducted decarbonization studies related to the Roughrider mine design in Northern Saskatchewan. In Fiscal 2025, the Company purchased Renewable Energy Credits to offset scope 2 emissions from purchased electricity. Additionally, the Company updated its climate-risk assessment, highlighting physical and transition risks and opportunities for the Company.

Health and Safety

Our operations are under strict health and safety regulations with the priority to keep individuals safe as they work. The Company’s Environmental, Health and Safety Policy provides overall objectives and guidance for our health and safety management. Supporting this policy, at each site, UEC has a number of operational policies and practices covering many aspects of health and safety, including radiation safety and procedures, spills and leakage reporting, equipment training and emergency response procedures.

We closely monitor the health and safety risks of our employees and contractors, which include risks from day-to-day operation of equipment and exposure to uranium and radon. Operational procedures and protocols are in place to address these risks and keep employees safe. UEC workers are asked to follow procedures for identifying potential hazards, assessing health and safety risks, reporting risks and developing solutions to address them. All injuries are recorded and reports are analyzed and tracked annually as required by our regulators.

Training for employees on health and safety protocols are essential to ensuring we employ best safety practices at all times. In Fiscal 2025, UEC has provided training to staff on a variety of safety topics, including, but not limited to, the following topics:

●	Annual radiation safety training for all plant and wellfield employees;
●	Bi-Annual Radiation Safety Officer training;
●	Radiation Safety Technician training;
●	Logging training;
●	First Aid/CPR training;
●	Rig Safety/Inspections training; and
●	Annual DOT Training/HazMat training and TDG training.

UEC’s health and safety practices are developed to ensure that all regulatory requirements are met. Given the nature of UEC’s specialized industry, the Company maintains site-specific emergency procedures in place that identify the steps employees should take in the event of a health and safety emergency.

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

Human Capital

As of July 31, 2025, our employee population consisted of 171 individuals working for us and our consolidated subsidiaries, 129 of whom were located in the U.S., 28 in Canada and 14 in Paraguay. Our Company is committed to attracting and retaining talented and experienced individuals to manage and support our operations. We engage in a variety of learning and development opportunities with our employees, including ongoing training, continuing education courses, workshops and seminars and membership in professional organizations relating to employees’ projects areas of expertise.  We strive to fill employment openings through internal promotions or transfers of qualified employees, as appropriate.

Available Information

The Company’s website address is www.uraniumenergy.com and our annual reports on Form 10-K and quarterly reports on Form 10-Q, and amendments to such reports, are available free of charge on our website as soon as reasonably practicable after such materials are filed or furnished electronically with the SEC.  These same reports, as well as our current reports on Form 8-K, and amendments to those reports, filed or furnished electronically with the SEC are available for review at the SEC’s website at www.sec.gov. Printed copies of the foregoing materials are available free of charge upon written request by email at info@uraniumenergy.com. Additional information about the Company can be found on our website; however, such information is neither incorporated by reference nor included as part of this or any other report or information filed with or furnished to the SEC.

We routinely post important information for investors on our website, www.uraniumenergy.com, in the “Invest” section. We also may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Invest section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report.

Item 1A. Risk Factors

In addition to the information contained in this Annual Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report.  These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock.  Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf.  Refer to “Cautionary Note Regarding Forward-Looking Statements”.

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

Our operations are capital intensive and future capital expenditures are expected to be substantial.  We will require significant additional financing to fund our operations, including acquiring additional mineral projects and continuing with our exploration, pre-extraction and extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs.  Historically, we have been reliant primarily on equity financings from the sale of our common stock to fund our operations. We have also relied on cash flows generated from the sales of our purchased uranium inventories under our Physical Uranium Program to fund our operations. However, we have yet to achieve consistent profitability or develop consistent positive cash flow from operations. In the absence of such additional financing we would not be able to fund our operations or continue with our exploration, pre-extraction and extraction activities, which may result in delays, curtailment or abandonment of any one or all of our projects.

Any failure to successfully develop and/or ramp-up operations at our projects may adversely affects our financial condition and operating results.

We are primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on projects primarily located in the U.S. and Canada.  In November 2010, we commenced uranium extraction for the first time at our Palangana Mine utilizing ISR methods and processed those materials at our Hobson Processing Facility into drums of U3O8. We also hold uranium projects in various stages of exploration and pre-extraction in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and the Republic of Paraguay. In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2025 and 2026. In December 2024, we completed the Sweetwater Acquisition.

We are currently in the ramp-up phase of our uranium mining and processing operations at Christensen Ranch ISR operation in Wyoming, and there is no assurance that we will achieve or sustain commercial extraction or profitability. The ramp-up stage of our operations involves significant technical, operational, and financial risks. We may experience delays in commissioning equipment, achieving nameplate capacity, and optimizing our processing systems. These challenges could result in lower-than-expected production volumes, increased costs, and extended timelines to reach steady-state operations. Our operations are also vulnerable to interruptions in the supply of critical inputs such as water, electricity, as well as potential equipment failures or shortages of spare parts. These disruptions could lead to unplanned downtime and materially impact our operations.

The economic viability of our mining activities, including the expected duration and profitability of our ISR Mines and of any future satellite ISR mines, such as our Burke Hollow located within the South Texas Uranium Belt, our Christensen Ranch Mine, Ludeman and Reno Creek Project located in the Powder River Basin, Wyoming, and our projects in the Athabasca Basin in Saskatchewan, Canada, have many risks and uncertainties.  These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct a mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected mineral extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.  Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow. Furthermore, continued mining activities at our ISR Mines will eventually deplete the mines or cause such activities to become uneconomical, and if we are unable to directly acquire or develop existing uranium projects into additional uranium mines from which we can commence uranium extraction, it will negatively impact our ability to generate revenues.  Any one or more of these occurrences may adversely affect our financial condition and operating results.

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

We have established the existence of mineral resources for certain of our projects, including our ISR Mines.  We have not established proven or probable reserves, as defined by the SEC, through the completion of a final or bankable feasibility study for any of our projects, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our projects for which we plan on utilizing ISR mining.  Since we commenced the extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.  Any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

We have not established proven or probable reserves through the completion of a final or bankable feasibility study for any of the mineral projects we operate. We have established the existence of mineral resources for certain uranium projects, including our ISR Mines. Since we commenced uranium extraction at our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineral resources can be economically extracted as originally planned and anticipated.

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

There is uncertainty in the estimation of mineral resources.

Mineral resources are statistical estimates of mineral content pursuant to S-K 1300 based on limited information acquired, in large part, through drilling and other sampling techniques and require judgmental interpretations of geology. Successful extraction requires safe and efficient mining and processing. Our mineral resources are estimates, and no assurance can be given that the estimated mineral resources are accurate or that the indicated levels of uranium will be produced economically or otherwise. Actual mineralization or formations may be different than predicted. Further, it may be many years from the initial phase of drilling before extraction is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Mineral resource estimates for properties that have not commenced extraction are based, in many instances, on limited and widely spaced drill-hole information, which is not necessarily indicative of the conditions between and around drill holes. Accordingly, such mineral resource estimates may require revision as more drilling information becomes available, as actual extraction experience is gained, and as methods and technologies develop further.

Since we are an exploration stage issuer, pre-production expenditures including those related to pre-extraction activities are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies that are a production stage issuer.

Despite the fact that we commenced uranium extraction at our ISR Mines, we remain an Exploration Stage Issuer (as defined by the SEC in Item 1300 of Regulation S-K) and will continue to remain an Exploration Stage Issuer until such time as proven or probable reserves have been established, which may never occur. We prepare our consolidated financial statements in accordance with U.S. GAAP under which acquisition costs of mineral rights are initially capitalized as incurred while pre-production expenditures are expensed as incurred until such time as we are no longer an Exploration Stage Issuer. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time as proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

We have neither established nor have any present plans to establish proven or probable reserves for our uranium projects for which we plan on utilizing ISR mining. Companies that are a Production Stage Issuer (as defined by the SEC in Item 1300 of Regulation S-K), have established proven and probable reserves and are an Exploration Stage Issuer, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. As we are an Exploration Stage Issuer, such has resulted in us reporting larger losses than if we had been a Production Stage Issuer due to the expensing, instead of capitalization, of expenditures relating to ongoing processing facility and mine pre-extraction activities. Additionally, there would be no corresponding amortization allocated to our future reporting periods since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we would have been a Production Stage Issuer. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies that are a Production Stage Issuer.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under S-K 1300. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only and may be inaccurate. We have not established proven or probable reserves, as defined under S-K 1300, through the completion of a feasibility study, for any of our uranium projects Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we utilize ISR methods, such as the Palangana Mine and Christensen Ranch Mine. As a result, and despite the fact that we have previously produced U3O8 at the Palangana Mine and resumed production at Christensen Ranch Mine in August 2024, there is increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

We are responsible for certain remediation and decommissioning activities in the future, primarily for our processing facilities and uranium projects, and have recorded a liability of $39.06 million on our balance sheet at July 31, 2025, to recognize the present value of the estimated costs of such reclamation obligations.  Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

As at July 31, 2025, the total estimated reclamation costs for all of our projects was $88.67 million. We have secured $59.22 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations, of which $9.21 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $50.01 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties.  Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We cannot provide any assurance that our Physical Uranium Program will be successful, which may have an adverse effect on our results of operations.

To date, we have, and may from time to time, acquire additional drummed uranium under our Physical Uranium Program. Typically, we utilize cash on hand, including the proceeds from financings, to fund such acquisitions. This strategy will be subject to a number of risks and there is no assurance that the strategy will be successful. Future deliveries are subject to performance by other parties and there is a possibility of default by those parties, thus depriving us of potential benefits. The value of our uranium holdings and our ability to sell them at profitable levels in the future may be negatively impacted if uranium prices decline and is subject to commodity price risk generally.

Due to the fluctuation of uranium prices, and depending on the price at which we sell any drummed uranium under our Physical Uranium Program, we will be subject to losses should we ultimately determine to sell the uranium at prices lower than the acquisition cost. The primary risks associated with physical uranium will be the normal risks associated with supply and demand fundamentals affecting price movements. We may be required to sell a portion or all of the physical uranium accumulated to fund our operations should other forms of financing not be available to meet our capital requirements.

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

By holding our uranium inventory at the ConverDyn and Cameco conversion facilities, we are exposed to the credit and operational risks of the facility.  There is no guarantee that we can fully recover all of our investment in uranium held with the facility in the event of a disruptive event.  Failure to recover all uranium holdings could have a material adverse effect on our financial condition.  Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with ConverDyn or Cameco, and we may be financially and legally responsible for losses and/or damages not covered by indemnity provisions or insurance.  Such responsibility could have a material adverse effect on our financial condition.

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

Operations in foreign jurisdictions outside of the U.S., including Canada and the Republic of Paraguay, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts in the U.S.  We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity.  Any adverse or arbitrary decision of a foreign court may have a material and adverse impact on our business, prospects, financial condition and results of operations.

The title to our mineral property interests may be challenged.

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged.  No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, counterparties and joint venture partners, aboriginal peoples or other claimants. See also “Item 3 – Legal Proceedings” herein.

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

The majority of our directors and officers are involved in other business ventures including similar capacities with other private or publicly traded companies.  Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time.  Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us.  Our Code of Conduct and Ethics provides for guidance on conflicts of interest.

The laws of the State of Nevada and our Articles of Incorporation and Bylaws may protect our directors and officers from certain types of lawsuits.

The laws of the State of Nevada provide that our directors and officers will not be liable to our Company or to our stockholders for monetary damages for all but certain types of conduct as directors and officers.  Our Articles of Incorporation and Bylaws provide for broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, and may have the effect of preventing stockholders from recovering damages against our directors and officers caused by their negligence, poor judgment or other circumstances.

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

Changes in tariffs, duties and other trade policies may impact the demand for uranium and the costs of products we require to operate and develop our projects. On February 1, 2025, President Trump signed executive orders directing the U.S. to impose tariffs on goods originating from Canada, Mexico and China. In the case of Canadian goods, these measures took effect on March 4, 2025 and include an additional 25% tariff on goods originating from Canada, except for Canadian energy products, which include critical minerals such as uranium that are subject to a lower rate of 10%. These tariffs took effect in March 2025, with tariffs on certain goods of Mexican origin delayed until April 2, 2025. On March 4, 2025, Canada also announced additional 25% tariffs against certain goods of U.S. origin, including uranium. On August 1, 2025, U.S. increased tariffs on Canadian goods not covered by United States-Mexico-Canada Agreement from 25% to 35%, and imposed a 50% tariff on all imports of semi-finished copper products. On August 22, 2025, Canada announced it will lift its retaliatory tariffs on U.S. goods that fall under free trade rules on September 1, 2025. On September 8, 2025, the U.S. officially removed import tariffs on uranium as part of a broader executive order aimed at strengthening domestic supply chains and supporting strategic industries. These developments are ongoing and are subject to change, including the imposition of additional tariffs and retaliatory measures by these and other countries. Depending on their extent, scope and duration, these tariffs and retaliatory measures may result in increased costs for any equipment and other goods we require to operate and develop our projects in accordance with our current plans. At the same time, it is possible that these tariffs and other measures may benefit certain aspects of our business, including by increasing demand for uranium produced in the U.S. Although discussions continue regarding potential economic arrangements between these countries, there remains significant uncertainty over the scope, impact and duration of any tariffs and retaliatory measures, and they may, among other things, adversely impact general economic conditions, including the market and demand for uranium and our business financial condition and results of operations.

In addition, the U.S. government continues to impose a ban on the import of low-enriched uranium from Russia. If the United States Government reduces or rescinds any sanctions or restrictive measures that currently limit U.S. imports of uranium from other countries, such modification could adversely affect the market for uranium of U.S. origin and could have a material adverse impact on our business, financial condition, and results of operations.

Negative cash flow from our mining activities.

As more fully described under “Liquidity and Capital Resources” of Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations herein, we have a history of significant negative cash flow and net losses.  Historically, we have been reliant primarily on equity financings, from the sale of our common stock and on debt financing in order to fund our operations.  Although we generated revenues from sales of U3O8 we extracted during Fiscal 2015, Fiscal 2013 and Fiscal 2012 of $3.1 million, $9.0 million and $13.8 million, respectively, and generated revenues from sales of purchased uranium inventory and toll processing services totaling $164.4 million during Fiscal 2023 and sales of purchased uranium inventory of $66.84 million during Fiscal 2025, we have yet to achieve consistent profitability or develop consistent positive cash flow from our operations, and we do not expect to achieve consistent profitability or develop consistent positive cash flow from operations in the near term.

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

Our recently announced launch of UR&C and its development of a uranium refining and conversion project is at the early stage, and is subject to a number of risks.

UR&C’s advancement of its plan to pursue the development of a uranium refining and conversion facility is contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals, and favorable market conditions. As the project is at the early stage, there are uncertainties regarding its potential benefits, U.S. government engagement and support for the project, and capital requirement for the project.

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

While the very heart of our business – uranium extraction, which is the fuel for carbon-free, emission-free baseload nuclear power – helps address global climate change and reduces air pollution, the world’s focus on addressing climate change will require the Company to continue to conduct all of its operations in a manner that minimizes the use of resources, including enhancing energy efficiency and reducing our reliance on fossil fuels, in order to continue to minimize air emissions at our facilities, which can also increase mine and facility, construction, development and operating costs. Regulatory and environmental standards may also change over time to address global climate change, which could further increase these costs.

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

We are authorized to issue 750,000,000 shares of common stock of which 454,015,855 shares were issued and outstanding as of July 31, 2025.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

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

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

We have developed and maintained policies, procedures and controls that seek to mitigate material risks from cybersecurity threats, and assess and disclose information to investors concerning material cybersecurity incidents. Further, we have strategically integrated cybersecurity risk management into our broader risk management framework to promote awareness and attention to cybersecurity risk management Company wide. These risks are evaluated on an ongoing basis as part of our overall risk management strategy that is generally overseen by our Audit Committee. The lead information technology (“IT”) manager (the “IT Manager”) of the Company evaluates the effectiveness of the data and information systems, which is to protect the data and information systems from security threats. The evaluation stratifies IT systems based on the risk and severity of potential security breaches related to the data handled and assesses the effectiveness of the systems in safeguarding against cyber threats. The evaluation includes attributes such as physical security, network security, host security, application security and data security. Our Security Operations Center continuously monitors for security events and threats, responding and escalating when appropriate.

The IT Manager reports directly to the Audit Committee to review the Company’s information security and cybersecurity risks. Despite these efforts, no system is impenetrable, and we cannot provide assurances that we will prevent every attack or timely detect every incident.

Engage Third Parties on Cyber-Risk Management

We have engaged third parties that supply IT services or have access to our systems or data to adhere to our security policies. These third parties provide detailed information on their established security controls via our risk assessment process. Specific certification may be required of critical third-party IT service providers.

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

Governance

Board of Directors Oversight

Our Board of Directors recognizes the importance of information security and mitigating cybersecurity and other data security threats and risks as part of our efforts to protect and maintain the confidentiality and security of our employees, service providers, consultants and business associates, as well as non-public information about our Company. Although our Board of Directors has ultimate responsibility with respect to risk management oversight, the Audit Committee of our Board of Directors is charged with and bears primary responsibility for, among other matters, overseeing risks specific to the identification and mitigation of cybersecurity risks.

Management’s Role Managing Risk

The IT Manager plays a pivotal role in informing the Audit Committee on cybersecurity risks. Management will immediately notify the Audit Committee and Board of Directors of any cybersecurity incident that is determined to be material.  Management delivers updates to the Audit Committee annually, or more frequently as needed, in response to specific incidents or emerging threats. These briefings encompass a broad range of topics, including:

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

As we progress in the assessment and enhancement of our cybersecurity program, we plan to consider the following areas for enhancement and incorporation into the cybersecurity risk management and governance program in the future:

●	Oversight of third-party cybersecurity risk;
●	Engaging/ outsourcing risk management personnel;
●	Monitoring system/procedures for cybersecurity incidents; and
●	Reporting to Board of Directors regarding cybersecurity risks and incidents.

Risk Management Personnel

Our Chief Executive Officer and Chief Financial Officer oversee the details of our information security risk management approach and may appoint team leads from various departments from time to time to assist with certain aspects of our cybersecurity risk mitigation strategy.

All of our employees, consultants and contractors are encouraged to exercise professional judgement in using computing devices and network resources connected to the information technology network and infrastructure, and are strictly prohibited from certain acts enumerated in our cybersecurity policy including, among other things, access for non-business purposes, disabling our security features and requirement, exporting information or technologies without consent and password sharing. Violations or breaches of our cybersecurity policy or the associated schedules, standards or guidelines may result in suspension and/or discipline up to and including termination, in addition to administrative sanctions or legal actions

Item 2. Properties

Overview

We are engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States, Canada and the Republic of Paraguay. We currently have three hub and spoke platforms in South Texas and Wyoming with a combined licensed production capacity of approximately 12.1 million pounds U3O8 per year. These production platforms are anchored by licensed CPPs and are served by our ISR uranium projects. In August 2024, we commenced ISR operations at our Christensen Ranch project in Wyoming, sending uranium loaded resin to the Irigaray CPP in Wyoming. Other than Christensen Ranch, there was no production from our properties during the Fiscal 2025.

The following sets forth the locations of our projects.

Figure 2.1 – Portfolio Overview of UEC Properties

Note on Mineral Property Disclosures

Information concerning our mining properties in this Annual Report has been prepared in accordance with the requirements of S-K 1300. S-K 1300 requires us to disclose our mineral resources as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. For Fiscal 2025, we reviewed the materiality of each of our mineral properties based on various factors in the context of our overall business and financial condition, including their individual book values, relative project stage, resource estimates, planned activities and existing operations. Based on the foregoing, we determined that Christensen Ranch, Reno Creek and Ludeman in Wyoming, Burke Hollow in Texas and Roughrider in Saskatchewan, Canada are our material individual properties for the purposes of S-K 1300. Further information regarding such material individual properties is set forth under “- Material Individual Properties” herein.

Summary Disclosure

The following table sets forth summary information regarding each of our mineral properties and is presented as at the date hereof.

Table 2.1(a) Uranium Projects

Project	Location	Acres	Hectares	Ownership Interest	Operator	Stage	Mining Method	Mineralization Style	Commodities
Allemand- Ross	Wyoming, USA	13,331.72	5,395.16	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Antelope	Wyoming, USA	13,220	5,349.94	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Barge	Wyoming, USA	7,480	3,027.05	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Black Hills	Wyoming, USA	1,280	518	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Brown Ranch	Wyoming, USA	3,480	1,408.31	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Bull Springs	Wyoming, USA	5,702.80	2,307.84	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Central Shirley Basin	Wyoming, USA	2,380	963.15	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Charlie	Wyoming, USA	720	291.37	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Christensen Ranch	Wyoming, USA	9,420	3,812.14	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Clarkson Hills	Wyoming, USA	400	161.87	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Crooks Creek	Wyoming, USA	8,379.25	3,390.96	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Crook's Mountain	Wyoming, USA	2,480	1,003.62	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Crossroads	Wyoming, USA	5,680	2,298.61	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Cyclone Rim	Wyoming, USA	4,280	1,732.06	100%	UEC	Exploration Stage	ISR	Roll-Front	U
East Shirley Basin	Wyoming, USA	4,599.90	1,861.51	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Gas Hills	Wyoming, USA	6,114.76	2,474.56	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Horse Creek	Wyoming, USA	540	218.53	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Irigaray	Wyoming, USA	2,320	938.87	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Jab/West Jab	Wyoming, USA	5,300	2,144.83	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Ludeman	Wyoming, USA	18,102	7,325.62	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Moore Ranch	Wyoming, USA	4,180	1691.59	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Mule Creek	Wyoming, USA	260	105.22	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Niles Ranch	Wyoming, USA	3,560	1,440.68	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Nine Mile Lake	Wyoming, USA	2,620	1,060.28	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Pine Ridge	Wyoming, USA	3,780	1,529.71	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Pine Tree U1	Wyoming, USA	1,940	785.09	100%	UEC	Exploration Stage	ISR	Roll-Front	U

Pumpkin Creek	Wyoming, USA	1,000	404.69	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Red Rim	Wyoming, USA	680	275.19	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Reno Creek	Wyoming, USA	18,867	7,635.20	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Ross Flats	Wyoming, USA	5,640	2,282.43	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Sand Creek	Wyoming, USA	3,000	1,214.06	100%	UEC	Exploration Stage	ISR	Roll-Front	U
South Pine Ridge	Wyoming, USA	4,020	1,626.84	100%	UEC	Exploration Stage	ISR	Roll-Front	U
South Reno Creek	Wyoming, USA	2,640	1,068.37	100%	UEC	Exploration Stage	ISR	Roll-Front	U
South Sweetwater	Wyoming, USA	1,120	453.25	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Stewart Creek	Wyoming, USA	2,460	995.53	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Taylor Ranch	Wyoming, USA	4,699.65	1,901.88	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Twin Buttes	Wyoming, USA	8,380	3,391.27	100%	UEC	Exploration Stage	ISR	Roll-Front	U
West Beaver Rim	Wyoming, USA	1,900	768.9	100%	UEC	Exploration Stage	ISR	Roll-Front	U
West Crook's Creek	Wyoming, USA	1,520	615.12	100%	UEC	Exploration Stage	ISR	Roll-Front	U
West Sweetwater	Wyoming, USA	1,080	437.06	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Burke Hollow	Texas, USA	17,511	7,086	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Goliad	Texas, USA	636	257	100%	UEC	Exploration Stage	ISR	Roll-Front	U
La Palangana	Texas, USA	6,969	2,820	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Salvo	Texas, USA	800	324	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Longhorn	Texas, USA	594	240	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Anderson	Arizona, USA	12,968	5248	100%	UEC	Exploration Stage	Conventional	Tabular	U
Los Cuatros	Arizona, USA	640	259	100%	UEC	Exploration Stage	Conventional	Tabular	U
Workman Creek	Arizona, USA	4,036	1,374	100%	UEC	Exploration Stage	Conventional	Tabular	U
C de Baca	New Mexico, USA	600	243	100%	UEC	Exploration Stage	Conventional	Tabular	U
Dalton Pass	New Mexico, USA	1,020	413	100%	UEC	Exploration Stage	Conventional	Tabular	U
Alexandra	Saskatchewan, Canada	36,485	14,765	21.05%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Beatty River	Saskatchewan, Canada	16,526	6,688	32.76%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Black Lake	Saskatchewan, Canada	78,335	31,701	51.43%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Brander Lake	Saskatchewan, Canada	34,577	13,993	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Candle Lake	Saskatchewan, Canada	6,412	2,595	12.50%	Denison Mines Corp.	Exploration Stage	Conventional	Unconformity Related	U
Carswell	Saskatchewan, Canada	51,492	20,838	100%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Christie Lake	Saskatchewan, Canada	19,575	7,922	82.77%	UEC	Exploration Stage	Conventional	Unconformity Related	U

Close Lake	Saskatchewan, Canada	95,578	38,679	5.16%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Cree Extension	Saskatchewan, Canada	30,115	12,187	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related	U
Diabase Peninsula	Saskatchewan, Canada	77,164	31,227	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Erica	Saskatchewan, Canada	91,409	36,992	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Henday	Saskatchewan, Canada	17,801	7,204	60%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Hidden Bay	Saskatchewan, Canada	126,933	51,368	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Horseshoe- Raven	Saskatchewan, Canada	11,085	4,486	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Key West	Saskatchewan, Canada	31,827	12,880	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Laurie	Saskatchewan, Canada	21,691	8,778	32.99%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Millennium	Saskatchewan, Canada	1,458	590	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related	U
Milliken	Saskatchewan, Canada	9,872	3,995	100%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Mirror River	Saskatchewan, Canada	42,996	17,400	32.34%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Moon Lake	Saskatchewan, Canada	9,385	3,798	10.07%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related	U
Moore Tomblin	Saskatchewan, Canada	3,249	1,315	6.80%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Nikita	Saskatchewan, Canada	37,390	15,131	12.72%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Riou Lake	Saskatchewan, Canada	27,634	11,183	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Roughrider	Saskatchewan, Canada	1,475	597	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Shea Creek	Saskatchewan, Canada	81,451	32,962	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Uchrich	Saskatchewan, Canada	5,592	2,263	30.48%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Waterfound River	Saskatchewan, Canada	28,837	11,670	12.90%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
West Bear	Saskatchewan, Canada	27,439	11,104	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U, Co, Ni
Wheeler River	Saskatchewan, Canada	28,961	11,720	5.00%	Denison Mines Corp.	Development	ISR / Conventional	Unconformity Related	U
Wolly	Saskatchewan, Canada	58,564	23,700	6.38%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Kiggavik	Nunavut, Canada	45,638	18,469	16.91%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Yuty	Paraguay	289,687	117,232	100.00%	UEC	Exploration Stage	ISR	Roll-Front	U
Oviedo	Paraguay	223,754	90,550	100.00%	UEC	Exploration Stage	ISR	Roll-Front	U

Table 2.1(b) Titanium Projects

Project	Location	Acres	Hectares	Ownership Interest	Operator	Stage	Mining Method	Mineralization Style	Commodities
Alto Parana	Paraguay	174,204	70,498	100.00%	UEC	Exploration Stage	Conventional	Surficial	Ti

Mineral Resources

The following table sets forth the current mineral resource estimates for our uranium properties. For further information regarding estimates concerning our material individual properties, please see "– Material Individual Properties" herein.

Country	State / Province	Project	Measured				Indicated				Inferred
			Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)
		Allemand-Ross	246	223	0.09%	417	32	29	0.07%	42	1,275	1,157	0.10%	2,496
		Barge					4,301	3,902	0.05%	4,361
		Charlie					1,255	1,139	0.12%	3,100	411	373	0.12%	988
		Christensen Ranch					6,555	5,947	0.07%	9,596
		Clarkson Hill									957	868	0.06%	1,113
		Irigaray					3,881	3,521	0.08%	5,899	104	94	0.07%	141
	Wyoming	Jab/West Jab	1,621	1,471	0.07%	2,335	253	230	0.08%	392	1,402	1,272	0.06%	1,677
		Ludeman	2,674	2,426	0.09%	5,017	2,660	2,413	0.09%	4,697	866	786	0.07%	1,258
		Moore Ranch	2,675	2,427	0.06%	3,210					46	42	0.05%	44
		Nine Mile Lake									3,405	3,089	0.04%	4,308
United States		Red Rim					337	306	0.17%	1,142	473	429	0.16%	1,539
		Reno Creek	14,990	13,599	0.04%	12,920	16,980	15,404	0.04%	13,070	1,920	1,742	0.04%	1,490
		Wyoming Total	22,206	20,145	0.05%	23,899	36,254	32,889	0.06%	42,299	10,859	9,851	0.07%	15,054
		Burke Hollow	581	527	0.09%	964	3,329	3,020	0.08%	5,191	2,596	2,355	0.10%	4,883
		Goliad	1,595	1,447	0.05%	2,668	1,504	1,364	0.10%	3,492	333	302	0.20%	1,225
	Texas	Palangana					232	210	0.13%	643	302	274	0.18%	1,001
		Salvo									1125	1,021	0.09%	2,839
		Texas Total	2,176	1,974	0.08%	3,632	5,065	4,595	0.09%	9,326	4,356	3,952	0.11%	9,948
		Anderson					16,175	14,674	0.10%	32,055
	Arizona	Workman Creek									1,981	1,797	0.11%	4,459
		Arizona Total					16,175	14,674	0.10%	32,055	1,981	1,797	0.11%	4,459
	United States Total		24,382	22,119	0.06%	27,531	57,494	52,158	0.07%	83,680	17,196	15,600	0.09%	29,461

		Christie Lake									537	488	1.57%	16,836
		Roughrider					771	699	1.81%	27,860	683	620	2.44%	33,380
Canada	Saskatchewan	Horseshoe-Raven					11,412	10,353	0.16%	37,426
		Shea Creek					1,113	1,009	1.49%	33,176	679	616	1.02%	13,776
		Millennium					239	217	2.39%	11,423	68	62	3.19%	4,364
	Canada Total						13,534	12,278	0.41%	109,885	1,968	1,785	1.74%	68,021

Paraguay		Yuty					9,074	8,232	0.05%	8,962	2,733	2,479	0.04%	2,203

Total Resources			24,382	22,119	0.06%	27,531	80,102	72,668	0.13%	202,527	21,897	19,865	0.23%	100,021

Notes:

1.	Mineral resources are not mineral reserves and do not have demonstrated economic viability.
2.	The point of reference for mineral resources is in-situ at the project.
3.

In the year ended July 31, 2025, we commenced operations at Christensen Ranch which included minimal initial production as part of ramp up of 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively, at the end of such period. Such amount has not been deducted from estimate above.

4.

Mineral resources are estimated using a long-term uranium price of $40 per pound for ISR projects and $65 per pound for conventional projects, except for the Canadian projects where a price of $85 per pound was used for the Roughrider Project, a price of $75 per pound was used for the Horseshoe-Raven Project, a price of $50 per pound was used for the Shea Creek Project, a price of $50 per pound was used for the Christie Lake Project and a price of $62 per pound was used for the Millennium Project.

5.	Mineral resources are 100% attributable to the Company. Where joint venture projects have resources that are attributable to other companies, these resources are not listed in the table.
6.	Numbers may not add due to rounding.

In addition to our uranium properties, we also own the Alto Parana titanium project in Paraguay. The following table sets forth the mineral resource for such project.

			Measured					Indicated					Inferred
Country	State / Department	Project	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)
Paraguay	Alto Parana and Canindeyú	Alto Parana	-	-	-	-	-	77	70	7.60%	5.32	2.86	3,945	3,580	7.31%	261.66	N/A

Notes:

1.	Ilmenite: ‘heavy mineral’ particles between 45µm and 1mm, denser than 2.8g/cm3 containing an average of 50% TiO2
2.	All grades are expressed as in situ grades.
3.	Estimates for the mineral resources and the total and the total are rounded to two significant figures, as appropriate for inferred resources.
4.	On the basis of sampling and comparison assays done to date it is estimated the inferred resources contain between 4 and 5% ilmenite.
5.	A cut-off grade of 2% ilmenite has been applied where the ilmenite grade is known, otherwise whole rock TiO₂ of 5.75%
6.	Cut-off grade was determined using the price of $1,025 per tonne for chlorite slag, $720 per tonne for Chlorite slag fines, and $747 for high purity pig iron
7.	As the salable product is a concentrate in the form of either slag or pig iron, metallurgical recovery occurs downstream from the salable product and cannot be reported for TiO2.

Internal Controls Respecting Exploration and Resource Estimation

For Canadian and U.S. exploration programs, Quality Control and Quality Assurance (“QA/QC”) programs for geologic data collection and resource estimation are defined in each TRS along with protocols and procedures for data collection. To summarize, the QA/QC programs for exploration data are in place that cover four categories: geologic data collection; data verification; radiometric equivalent data; and geochemical data. The controls in each of these categories serve to help the Company and its qualified persons (each, a “QP”) under each TRS have confidence in the data and geologic interpretations that are being used in resource estimation.

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

For U.S. exploration programs, the preponderance of data utilized for resource and reserve estimates is generated from radiometric equivalent measurements made utilizing downhole geophysical logging techniques such as gamma-ray and prompt fission neutron (“PFN”) techniques.  This technology has been employed in the exploration and development of sandstone uranium deposits in the U.S. since the 1950s.  QA/QC of gamma-ray and PFN probes from each logging truck are required to maintain calibration by regular cross-checking the probes at U.S. DOE test pits located in George West, Texas, or Casper, Wyoming.  The pit is set up for logging units to calibrate the probes with a known radioactive source.  Each test run generates calibration files for the operator to review and make necessary tool adjustments.  Calibration runs typically are made on a one- or two-month interval, and files with the test pit run results are maintained by the operator.  The available data indicate that the logging provided by the Company and contract probe trucks at the various U.S. projects have maintained industry standard calibration procedures for their probes.

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

Central Processing Plants

We currently own three processing plants, consisting of the Irigaray CPP, an ISR plant located in northeastern Wyoming, the Hobson CPP, an ISR plant located in South Texas, and the Sweetwater Plant, a conventional plant located in Southwestern Wyoming. Additional information regarding each processing facility is set forth where applicable in “Individual Material Properties” herein.

Individual Material Properties

Wyoming Properties

Below is a map showing our material Wyoming projects:

Figure 2.2 – Locations of our Projects in Wyoming

Permitting Requirements in Wyoming

The Irigaray CPP is fully permitted.  The Christensen Ranch, Ludeman, Moore Ranch and portions of the Reno Creek Project areas are permitted for ISR operations through both WDEQ/LQD and the BLM as appropriate.

Geology and Mineralization in Wyoming

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

The Jab/West Jab, Crooks Mountain, Crooks Creek, West Cooks Creek, Bull Springs, Stewart Creek, South Sweetwater, West Sweetwater, Antelope, Twin Buttes, Cyclone Rim, Red Desert, Green Mountain and Red Rim Project areas are located within the northeastern portion of the Greater Green River Basin (“GGRB”).  The GGRB is a structural basin that extends over southwestern Wyoming and northwestern Colorado and is divided by the Rock Springs Uplift, a north-south trending anticline.  The basin is bounded by the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south.  The GGRB contains up to 25,000 feet of Cretaceous to recent sedimentary rocks.

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

Uranium mineralization at the project is typical of Wyoming roll-front sandstone deposits.  The formation of roll-front deposits is largely a groundwater process that occurs when uranium-bearing, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium.  The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems.  Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flow.

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

The early Eocene Wasatch Formation unconformably overlies the Fort Union Formation around the margins of the PRB.  However, the two formations are conformable and gradational towards the basin center.  The relative amount of coarse, permeable clastic sediments increases near the top of Fort Union, and the overlying Wasatch Formation contains numerous beds of sandstone that can sometimes be correlated over wide areas.  The Wasatch-Fort Union contact is separated by Paleocene and Eocene rocks and is generally placed above the Roland coal.  However, other authors have placed the Wasatch-Fort Union contact above the School, Badger and Anderson Coals in other parts of the PRB.

The Wasatch Formation occurs at the surface in the central PRB, but has been mostly removed by erosion with only small, scattered outcrops still present in the southern PRB.  The Wasatch Formation is also a fluvial sedimentary unit that consists of a series of silt to very coarse-grained gradational intervals in arkosic sandstone.  The sandstone horizons in the Wasatch Formation are the host rocks for several uranium deposits in the central PRB.  Within this area, uranium mineralization is found in a 50- to 100-ft thick sandstone lens.  On a regional scale, the mineralization is localized and controlled by facies changes within this sandstone, including thinning of the sandstone unit, decrease in grain size and increase in clay and organic material content.  The Wasatch Formation reaches a maximum thickness of about 1,600 feet and dips northwestward from one degree to two-and-a-half degrees in the southern and central parts of the PRB.

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

Geology of the Great Divide and Greater Green River Basins

The Jab/West Jab, Crooks Mountain, Crooks Creek, West Cooks Creek, Bull Springs, Stewart Creek, South Sweetwater, West Sweetwater, Antelope, Twin Buttes, Cyclone Rim, Red Desert, Green Mountain and Red Rim Project areas are located within the northeastern portion of the Great Divide Basin (“GDB”).

The GDB and the Washakie Basin (“WB”) in the southwest together comprise the GGRB.  The GGRB is a structural basin that extends over southwestern Wyoming and northwestern Colorado and is divided by the Rock Springs Uplift, a north-south trending anticline.  The basin is bounded by the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south.  The GGRB contains up to 25,000 feet of Cretaceous to recent sedimentary rocks.

During the end of the Cretaceous Period, the Laramide Orogeny divided the Wyoming Basin Province into a series of down warped basins.  As these basins were created, uplift created the Granite and Seminoe Mountains and older formations were altered during the same time.  In the northern regions of the GDB, swamps, alluvial plains and fluvial fans were present at the margins of the uplifted Granite Mountains.  To the southwest, the GDB is occupied by the lacustrine Eocene Green River Formation and by the lower energy Wasatch Formation.  These two facies interfinger with the high-energy fluvial facies of the Battle Spring Formation at the central and eastern areas in the GDB.

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

Material Project Descriptions in Wyoming

Irigaray CPP

The following technical and scientific description for the Irigaray CPP is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 9, 2023, prepared for the Company by Western Water Consultants d/b/a WWC Engineering (“WWC”), a qualified firm (the QP herein) that is not affiliated with UEC.

Figure 2.3 – Location of the Irigaray Project

Property Description

The Irigaray CPP hub is located in Johnson County, Wyoming, northwest of Pumpkin Buttes and near Willow Creek.

The Irigaray CPP is approximately 70 air miles north-northeast of Casper, Wyoming, 48 air miles southeast of Buffalo, Wyoming, and 40 air miles southwest of Gillette at Latitude / Longitude of 43.888 / -106.128.  The site is accessible year-round on county and private roads which are shared by oil and gas operators and ranchers.  Limited services are available from several smaller towns near the site.  Primarily, services and personnel are available from Buffalo, Gillette and Casper.  Casper and Gillette provide flight services with daily service to Denver, Billings and Salt Lake City.  Water is sourced locally at the mine while electrical service is provided by a regional power company.

Facilities, Infrastructure and Underground Development

The Irigaray CPP was first constructed in 1977-1978.  Mining occurred at the time in Wellfields 1 through 9.  These wellfields have gone through groundwater restoration, decommissioning and final reclamation, which has been approved by the WDEQ.  Currently, the only facilities at the Irigaray Project are the CPP and associated infrastructure including evaporation ponds, access roads, power lines and chemical and fuel storage tanks.  The CPP was upgraded in 2009 by removing the original equipment and adding replacement elution systems, additional precipitation tanks, new concrete foundations and upgrades to the filter press and other equipment.  The CPP now contains two complete resin elution systems, multiple precipitation areas, filter press, yellowcake thickeners, and a calciner for drying yellowcake product.  A vacuum dryer is in storage at the CPP for future installation when needed.  The plant is capable of accepting third party resins for stripping, precipitation and drying of yellowcake product, as well as our own resins from Christensen Ranch and other properties.  Although the building is older, it has been maintained in good condition.  The entire CPP roof was replaced in 2021. In addition, significant upgrades at the Irigaray CPP were initiated in the fourth quarter of Fiscal 2025, including a full rebuild of one of two yellowcake thickeners along with calciner improvements.

Christensen Ranch Project

The following technical and scientific description for the Christensen Ranch Project area (the “Christensen Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 9, 2023, prepared for the Company by WWC, a qualified firm (the QP herein) who is not affiliated with UEC.

Figure 2.4 – Location of the Christensen Ranch Project

Property Description

The Christensen Ranch Project Area is located in Johnson and Campbell Counties, Wyoming, west of Pumpkin Buttes within the PRB. Details of this area and number of claims tabulated below.

The Christensen Ranch Project Area is approximately 70 air miles north-northeast of Casper, Wyoming, 48 air miles southeast of Buffalo, Wyoming and 40 air miles southwest of Gillette at Latitude / Longitude of 43.7982 / -106.0235.   The Christensen Ranch Project Area is primarily located on private surface land, with two portions located on federal BLM-managed land. The site is accessible year-round on county and private roads which are shared by oil and gas operators and ranchers.  Limited services are available from several smaller towns proximal to the site.  Primarily, services and personnel are available from Buffalo, Gillette and Casper.  Casper and Gillette provide flight services with daily service to Denver, Billings and Salt Lake City.  Water is sourced locally at the mine while electrical service is provided by a regional power company.

Table 2.2 Christensen Ranch Project Claims Details.

Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date
9,420	3,812.14	1	1,280	Annual	1	720	Annual	399	7,980	Annual

History

The table below describes the historic ownership and operations at the Christensen Ranch Project Area.

Table 2.3: Historic Ownership and Operations at the Christensen Ranch Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1967	Independent Operators	Assembled as a large land package by independent operators.	Approximately 4,860	Right to mine secured. Preliminary delineation of mineralized areas.
1979	Arizona Public Services (“APS”), parent company of Malapai	APS became a 50% partner in 1979.	Approximately 2,220	Delineation of mineralized areas.
1981	Malapai

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

			Approximately 3,690	3.70 million pounds of U3O8 produced from 1989 through 2000.
2000	COGEMA and Malapai

Groundwater restoration of Mine Units 2 through 6 was completed. The Christensen Ranch Project Area was placed on standby from 2006 through 2010, at which time COGEMA and Malapai sold the project to Uranium One and Uranium One USA, Inc. (collectively, “Uranium One”).

			N/A	188,000 pounds of U3O8 produced during restoration.
2010	Uranium One

Mine Units 7, 8 and 10 were installed and operated. A ramp up occurred in 2011, and a ramp down occurred in 2013 (all wellfield development ceased). Low production mode occurred in 2014 through 2018, and production ended in 2018, at which time the Christensen Ranch Project Area was placed on care and maintenance.

			N/A	2.6 million pounds of U3O8 produced.
2021	UEC	The Christensen Ranch Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.
2024	UEC	Restarted uranium extraction and ramp-up phase expected to continue while new production areas are being constructed and completed through 2025 and 2016.	N/A

Property Condition and Proposed Development

The condition of the property is very good while meeting all standards and requirements of federal, state and local regulations. Development activity to advance the property included the drilling of 62 delineation holes for a total of 33,507 feet in an area adjacent to Mine Unit 5. Additionally, a nine-hole coring program was conducted in previously produced Mine Units to evaluate non-recovered resource potential remaining in those Mine Units. Production from header houses 10-7 and 10-8 has begun, marking the first two new production areas at Christensen Ranch as part of its phased restart. Construction of four new header houses in Mine Unit 11 are underway with power poles placed and buildings being set on their foundations. Wellfield development advanced with active well installation (piloting, casing, underreaming) in Mine Unit 11, delineation drilling completed in Mine Unit 12, and extensions planned in Mine Unit 8 and Mine Unit 10.

Facilities, Infrastructure and Underground Development

The Christensen Ranch Project facilities include the ion exchange satellite plant, four evaporation ponds, one permeate storage pond, two EPA Class I injection disposal wells, several miles of buried production and injection trunklines connecting Mine Units to the satellite plant, access roads, office building, maintenance shop, powerlines and eight installed wellfields (Mine Units 2, 3, 4, 5, 6, 7, 8 and 10).  Mine Units 2, 3, 4 and 6 have gone through groundwater restoration, which has been approved by WDEQ.  These wellfields are undergoing decommissioning with plugging and abandonment of injection and recovery wells undertaken in Mine Unit 2.  Mine Units 7, 8 and 10 have been partially mined and have resumed operations.  Operations in portions of Mine Unit 5 may also be resumed in the future.  All facilities are in very good condition.

Permit Status and Encumbrances

The Christensen Ranch Project is permitted under WDEQ Permit to Mine No. 478. The project is also licensed under WDEQ RML WYSUA-1341, formerly a U.S. NRC license.   Permit to Mine No. 478 and RML WYSUA-1341 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Christensen Ranch Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties. The Christensen Ranch Project Permitting details are tabulated below.

Table 2.4 Christensen Ranch Permit Details

Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Christensen Ranch	X			Yes	Yes	Yes		Yes

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

The Christensen Ranch Project Area contains portions of four alteration systems, all within fluvial sands of the Wasatch Formation.  These fluvial host systems are identified as K1, K2, K3 and K4 sands and are in descending order.  These sands vary in thickness from 0 feet to 100 feet within the Christensen Ranch Project Area.  They coalesce within portions of the Christensen Ranch Project Area and form sand sequences of roughly 250 feet (80 m) in thickness.  These sands in turn host the K1, K2, K3 and K4 uranium roll-front systems, each of which is composed of multiple stacked individual roll-front deposits.

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

Table 2.5 – Mineral Resources for the Christensen Ranch Project as at the date of this Annual Report

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
7.

In the year ended July 31, 2025, we commenced operations at Christensen Ranch which included minimal initial production as part of ramp up of 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively, at the end of such period. Such amount has not been deducted from estimate above.

8.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Reno Creek Project

The following technical and scientific description for the Reno Creek Project area (the “Reno Creek Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 9, 2023, prepared by WWC, a qualified firm (the QP herein) who is not affiliated with UEC.

Figure 2.5 - Location of the Reno Creek Project

Property Description

The Reno Creek Project Area is in Campbell County, Wyoming, within the PRB, details of project location, area and number of claims are tabulated below.

The Reno Creek Project Area is approximately five miles to the northwest of the North and Southwest Reno Creek Resource Areas at Latitude / Longitude of 43.6796 / -105.7226.  The Pine Tree resource area lies approximately five miles to the southwest of the permitted resource areas, immediately southeast of the intersection of U.S. Highway 387 and Wyoming Highway 50, also known as Pine Tree Junction.  The Bing resource area lies approximately five miles west of the permitted resource areas adjacent to Wyoming Highway 50, three miles north of Pine Tree Junction. The site is accessible year-round via state, county and private roads which are shared by oil and gas operators and ranchers.  Services and personnel are available from Gillette or Casper.  Flight service is offered from Gillette or Casper with daily service to Denver, Billings and Salt Lake City.  Water will be sourced locally while electrical service will be provided by a regional power company.

Table 2.6 Reno Creek Project Claims Details

Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date
18,867	7,635.20	5	3,840	Annual	36	3,467.21	Variable	578	11,560	Annual

History

The table below describes the historic ownership and operations at the Reno Creek Project Area.

Table 2.7: Historic Ownership and Operations at the Reno Creek Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Reno Creek – North Reno Creek
Late 1960s	Rocky Mountain Energy Company (“RME”)	Drilled exploration holes at and around North Reno Creek resource area.	Approximately 5,800	Delineated Approximately 10 miles of roll-front deposits.
Mid 1970s	RME, Mono Power Company (“Mono”) and Halliburton Services	Partnership formed to develop North Reno Creek Resource Area using ISR methods.	N/A	Acquisition of the Reno Creek Project Area.
1992	Energy Fuels Nuclear Inc./International Uranium Corporation	Energy Fuels Nuclear Inc. acquired RME’s North Reno Creek Resource Area and later became International Uranium Corporation.	N/A	Acquisition of the Reno Creek Project Area.
2001	Rio Algom	Rio Algom acquired International Uranium Corporation’s property.	N/A	Acquisition of the Reno Creek Project Area.
2001	PRI	PRI acquired North Reno Creek Area and dropped claims in 2003.	N/A	Acquisition of the Reno Creek Project Area and mining claims dropped.
2004	Strathmore Minerals Corporation and American Uranium Corporation (“AUCA”)	Re-staked and filed new mining claims on approximately 16,000 acres.	N/A	Refiled mining claims and secured right to mine.
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Acquisition of the Reno Creek Project Area and secured permits and authorizations.
2017	UEC	Consolidated ownership of multiple resource areas and oversaw technical reporting and auditing of Project resources.	N/A	Consolidation of ownership. Auditing of project resources.
Reno Creek – Southwest Reno Creek
Pre-2007	AUCA and Tennessee Valley Authority JV	Controlled Southwest Reno Creek and drilled exploration holes.	Approximately 700	Delineation of mineralized areas.
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Secured permits and required authorizations.
2017	UEC	Consolidated ownership of multiple Resource Areas and oversaw technical reporting and auditing of Project resources.	N/A	Consolidation of ownership. Auditing of the Reno Creek Project Area resources.

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Reno Creek – Moore, Pine Tree, and Bing
1960s	Utah International Mining Company	Exploration on Moore and Pine Tree Resource Areas.	N/A	Delineation of mineralized areas.
Late 1970s	Pathfinder Mines, Inc.	Utah International Mining Company becomes Pathfinder Mines, Inc. and continues exploration on Moore and Pine Tree Resource Areas.	>1,560	Delineation of mineralized areas.
1980s	RME	Obtained ownership of Moore Area, continued exploration drilling until the 1990s.	>400	Acquired the Reno Creek Project Area. Delineation of mineralized areas.
1960s	Cleveland-Cliffs Iron Company	Exploration of Bing Area, drilled several hundred exploration holes and conducted limited hydrologic testing in the 1970s.	177	Delineation of mineralized areas through drilling and conducted hydrologic testing.
2007	AUCA	Consolidated the Resource Areas under one owner.	N/A	Consolidated ownership.
2017	UEC	Oversaw technical reporting and auditing of project resources.	N/A	Auditing of the Reno Creek Project Area resources.

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of federal, state and local regulations.  Development is in the planning stage with no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

Facilities or wellfields have not been constructed.

Permit Status and Encumbrances

The Reno Project is permitted under WDEQ Permit to Mine No. 824. The project is also licensed under WDEQ RML WYSUA-1602, formerly a U.S. NRC license.   Permit to Mine No. 824 and RML WYSUA-1602 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Reno Creek Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties. The details of the Reno Creek Project Permit status are tabulated below.

Table 2.8 Reno Creek Permit Details

Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Reno Creek	Yes			Yes	Yes	Yes		Yes	North Reno Creek and SW Reno Creek Resource areas are permitted.

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

Uranium mineralization at the Reno Creek Project Area is typical of Wyoming roll-front sandstone deposits.  The formation of roll-front deposits is largely a groundwater process that occurs when uranium-bearing, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium.  The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems.  Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux.  The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface.  The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front.  Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone.  Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability.  Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Table 2.9 – Mineral Resources for the Reno Creek Project as at the date of this Annual Report

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

Ludeman Project

The following technical and scientific description for the Ludeman Project area (the “Ludeman Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 9, 2023, prepared by WWC, a qualified firm (the QP herein) who is not affiliated with UEC.  The Ludeman Project Area does not have mineral reserves and is therefore considered an Exploration Stage property under S-K 1300 definitions, despite a history of successful in situ research and development testing.

Figure 2.6 – Location of the Ludeman Project

Property Description

The Ludeman Project Area is located in Converse County, Wyoming, in the southern portion of the PRB, details of project location, area and number of claims are tabulated below.

The Ludeman Project Area is located approximately 12 miles northeast of Glenrock and 30 miles east-northeast of Casper, Wyoming at Latitude / Longitude of 42.9119 / -105.6277.  State Highway 95 provides access to the Ludeman Project Area from the Towns of Glenrock and Rolling Hills to the west and State Highway 93 provides access from Douglas to the southeast.  Interstate 25 provides access to both of these state highways from the south of the Ludeman Project Area.  The Ludeman Project Area is primarily located on private surface land with some areas of Federal or state lands.

The site is accessible year-round on state and county roads.  Services and personnel are available from Glenrock, Douglas or from Casper, which has full services and the nearest airport with daily service to Denver and Salt Lake City.  Water will be sourced locally at the site while electrical service will be provided by a regional power company.

Table 2.10 Ludeman Project Claims Details

Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date
18,102	7,325.62	4	1,440	Annual	2	1,742	Sept. 2026 and Jan. 2029	746	14,920	Annual

History

The table below describes the historic ownership and operations at the Ludeman Project Area.

Table 2.11: Historic Ownership and operations at the Ludeman Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1960s- 1970s	Cordero Mining	Numerous exploration companies including Teton Exploration (“Teton”), PRI, Uranium Resources, Inc. (“URI”) and Malapai (a subsidiary of APS) collectively explored in the Ludeman Project Area.	Approximately 5,420	Explored for uranium roll-front mineralization and delineated deposits in the Ludeman Project Area.
1980	United Nuclear Corp. (“UNC”) and partner Teton

Constructed and operated the Leuenberger ISR pilot test facility for 12 months. Groundwater restoration was completed following production and a commercial permit to mine was granted. Due to a decline in the market, the permitted mine was not placed into commercial operation and the permit expired.

			N/A	Produced 12,800 pounds of U3O8 from the pilot facility.
1981	URI	Constructed and operated the North Platte ISR project on a portion of the Ludeman Project Area. The pilot test facility produced for five months during 1982.	N/A	Produced 1,515 pounds of U3O8 from the pilot facility.
1980s	Malapai	Permitted the Peterson Project for pilot operations but was never operated.	N/A	Facility was never operated.
1985-Early 1990s	Central Electrical Generating Board of England (known as PRI)

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

Permit Status and Encumbrances

The Ludeman Project is permitted under WDEQ Permit to Mine No. 844. The project is also licensed under WDEQ RML WYSUA-1341, formerly a U.S. NRC license.   Permit to Mine No. 844 and RML WYSUA-1341 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. There are no materially significant encumbrances on the Ludeman Project. Standard encumbrances include reclamation bonding, mining and surface lease royalties. Ludeman permit status is tabulated below.

Table 2.12 Ludeman Permit Details

Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Ludeman	X			Yes		Yes		Yes

Geologic Setting, Mineralization, and Deposit

The Ludeman Project Area targets mineralization in the Fort Union Formation, which underlies the Wasatch Formation.  The host rocks for the uranium ore deposits in the project areas are the arkosic sandstones of the Fort Union Formation.  These channel deposits are confined by mudstones that serve as aquitards to the water saturated aquifers.

Uranium mineralization at the Ludeman Project Area is typical of Wyoming roll-front sandstone deposits.  The formation of roll-front deposits is largely a groundwater process that occurs when uranium-bearing, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium.  The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems.  Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux.  The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface.  The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front.  Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone.  Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability.  Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Table 2.13 – Mineral Resources for the Ludeman Project as at the date of this Annual Report

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

Texas Properties

Figure 2.7 – Location of our Projects in Texas

ISR Uranium Activities in Texas

Our ISR operations in Texas consist of the following projects, (i) the Hobson CPP; (ii) the Palangana Project; (iii) the Burke Hollow Project; (iv) the Goliad Project; and (v) the Salvo Project. Production from existing wellfields at the Palangana Project ceased in 2016 and the project was put in care and maintenance.  In order for Palangana to engage in future uranium production, the Company will need to incur capital expenditures to restart idled wellfields.

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

Uranium mineralization at the projects is typical of Texas roll-front sandstone deposits.  The formation of roll-front deposits is largely a groundwater process that occurs when uranium-bearing, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium.  The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems.  Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux.

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

The formation of roll-front deposits is largely a groundwater process that occurs when uranium-bearing, oxygenated groundwater interacts with a reducing environment in the subsurface and precipitates uranium.  The most favorable host rocks for roll-fronts are permeable sandstones with large aquifer systems.  Interbedded mudstone, claystone and siltstone are often present and aid in the formation process by focusing groundwater flux.  The geometry of mineralization is dominated by the classic roll-front “C” shape or crescent configuration at the redox interface.  The highest-grade portion of the front occurs in a zone termed the “nose” within reduced ground just ahead of the alteration front.  Ahead of the nose, at the leading edge of the solution front, mineral quality gradually diminishes to barren within the “seepage” zone.  Trailing behind the nose, in oxidized (altered) ground, are weak remnants of mineralization referred to as “tails” which have resisted re-mobilization to the nose due to association with shale, carbonaceous material or other lithologies of lower permeability.  Tails are generally not amenable to ISR because the uranium is typically found within strongly reduced or impermeable strata, therefore making it difficult to leach.

Material Properties in Texas

Hobson CPP

The following technical and scientific description for the Hobson CPP Project area (the “Hobson Project Area”) is based in part on the TRS titled “S-K 1300 Initial Assessment Texas Hub and Spoke ISR Project, U.S.A.”, dated June 10, 2024, prepared for the Company by WWC, a qualified firm (the QP herein) who is not affiliated with UEC. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment (“IA”) to support disclosure of mineral resources on projects surrounding the Hobson Project Area.  There are no resources directly associated with the Hobson Project Area.

Property Description

The Hobson Project Area is located in Karnes County, Texas, northwest of Karnes City, within the GMB, approximately 100 miles northwest of Corpus Christi and 40 miles southeast of San Antonio at Latitude / Longitude of 28.945 / -97.989.  This facility represents the ‘hub’ of UEC’s ‘hub-and-spoke’ business model, which comprises a central processing facility supplied with uranium-loaded IX resin from ISR mining at one or more of the project areas.  The Hobson CPP was constructed in 1978 when the Hobson Project Area was mined.  In 2008, the plant was refurbished.  The Hobson CPP has previously processed uranium from UEC’s Palangana Mine satellite facility (i.e., the first UEC ‘spoke’), and UEC plans to also process uranium from its Burke Hollow, Goliad, and Salvo Project satellite facilities.

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

Table 2.14: Historic Ownership and Operations at the Hobson Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1979-1988	Everest Minerals Corporation (later Everest Exploration, Inc. (EEI))	Hobson facility constructed.	N/A	N/A
2005	Standard Uranium	N/A	N/A	N/A
2006	EMC	Standard Uranium and EMC merger. Extensive renovation of the plant.	N/A	N/A
2007	Uranium One	Renovation of the plant.	N/A	CPP capable of processing 1.5 million pounds per year.
2009	UEC	Acquires the Hobson Plant through acquisition of South Texas Mining Venture (STMV)/Uranium One.	N/A	N/A

Burke Hollow ISR Project

The following technical and scientific description for the Burke Hollow Project area (the “Burke Hollow Project Area”) is based in part on the TRS titled “S-K 1300 Initial Assessment Texas Hub and Spoke ISR Project, U.S.A.”, dated June 10, 2024, prepared for the Company by WWC, a qualified firm (the QP herein) who is not affiliated with UEC.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Burke Hollow Project Area.  There are no reserves associated with the Burke Hollow Project Area. Table 2.15 describes the permit status of the project.

Table 2.15 Burke Hollow Project Permit Status

Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	RRC Exploration Permit	TCEQ Class 1 Well Permits	TCEQ Underground Injection Control Area Permit	TCEQ Production Authorization (PAA-1) Permit	TCEQ/EPA Aquifer Exemption	TCEQ Radioactive Materials License	Notes
Burke Hollow	X			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and first production area authorization

Figure 2.8 – Location of the Burke Hollow Project

Property Description

UEC’s Burke Hollow Project property is located within the extensive STUP.  The Burke Hollow Project is about 18 miles southeast of the town of Beeville and is located on the western side of US 77 and northeasterly of US 181, which links with US 59 in Beeville at Latitude / Longitude of 27.6756 / -97.5176.  Details of project location, area, and number of claims are tabulated below. Site drilling roads are entirely composed of caliche and gravel, allowing access for trucks and cars in most weather conditions.  Four-wheel drive vehicles may be needed during high rainfall periods.

The Burke Hollow Project consists of one fee (private) mineral lease area that would allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and above ground surface facilities for fluid processing and uranium production during the mining and groundwater restoration phases of the Burke Hollow Project.  No mineral resources are reported in areas outside of the Burke Hollow Project boundary.

The present condition of the property is considered advanced with monitor well installation completed in the first production area.  A caliche pad site with offices and storage containers in addition to some all-weather roads are constructed, and plans are in place for power and other infrastructure needs. Construction of the Burke Hollow IX facility and first production area were initiated in Fiscal 2025. IX columns were installed and loaded with resin, and drilling of the deep disposal well was completed with testing underway, necessary for the well completion report to be submitted to TCEQ. Additionally, the high-density polyethylene trunkline between the satellite IX facility and the first production area was fused, pressure tested and connected to the IX facility. Installation of wellfield and IX facility equipment has continued concurrently through Fiscal 2025 with provision of three-phase power to the project site by the utility provider.

No significant encumbrances exist on the property.  The permit for the initial PAA is in place and we will be seeking for the permits for PAAs 2, 3, and 4 in the coming years. To date, there have been no violations or fines levied on the property.  A surety estimate for Burke Hollow’s project restoration, reclamation and decommissioning costs have been prepared and approved by the TCEQ.  A surety bond for the current restoration, reclamation and decommissioning requirements is in place.

Table 2.16 Burke Hollow Project Claims Details

Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date
17,511	7,086				1	17,511	2032

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

Table 2.17: Historic Ownership and Operations at the Burke Hollow Project Area

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

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2011	UEC	The Burke Hollow Project Area was acquired by UEC from TOMIN.	From 2012-2017, 707 uranium exploration drill holes, including 30 monitor wells completed at the Welder lease (Kurrus et al. 2014).

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

Table 2.18 – Mineral Resources for the Burke Hollow Project as at the date of this Annual Report

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

Canadian Properties

Material Canadian Properties

Roughrider Project

Figure 2.9 – Saskatchewan Uranium Projects

The following technical and scientific description for the Roughrider Project area (the “Roughrider Project Area”) is based on the TRS titled “S-K 1300 Initial Assessment Report – Roughrider Uranium Project, Saskatchewan, Canada”, dated November 5, 2024, prepared for the Company by each of Tetra Tech Canada Inc., Understood Mineral Resources Ltd., Clifton Engineering Group Ltd., Snowden Optiro and Terracon Geotechnique Ltd., qualified firms (the QPs herein) who are not affiliated with UEC.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment to support disclosure of mineral resources on the Roughrider Project Area.

Figure 2.10 – Location of the Roughrider Project

Property Description

The Roughrider Project Area is 100% held by UEC, and located seven kms north, via gravel road, of Points North Landing, a service centre on Provincial Road 905, in the eastern Athabasca basin of northern Saskatchewan, Canada. The Roughrider Project Area is approximately 440 kms north of La Ronge, and 700 kms north of Saskatoon at Latitude / Longitude of 58.3374 / -104.021, details of project location, area, and number of claims are tabulated below. The Roughrider Project Area site comprises core logging, office and storage facilities.

The area around the Roughrider Project Area is a well-developed mining area close to necessary infrastructure and resources.  The Roughrider Project Area can be accessed by a seven km gravel road, floatplane or helicopter from Points North Landing.  Points North Landing is on Provincial Road 905 which is linked to the nearest sizeable population centre, La Ronge 440 kms south, by Highway 102.  There are several weekly commercial airline services from Saskatoon to Points North Landing, and regular charter flights for Orano’s McLean Lake operation.

The project is a mature Exploration Stage project, with significant historical drilling, environmental baseline work and historical economic assessment work as outlined below.  On November 5, 2024, UEC completed an updated economic analysis and mineral resource estimate at the project.  UEC intends to complete additional resource delineation work in the upcoming 2025/2026 fiscal year to further advance the project.  The current exploration camp facilities are over 10 years old but remain in good condition.  No mine infrastructure or underground development is present on the project.

Table 2.19 Burke Hollow Project Claims Details

Acres	Hectares	Provincial Mineral Dispositions			Provincial Mining Leases
Total	Total	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
1,475	597				1	597	Jan. 2028

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

Since acquisition UEC completed a drill program to explore on the property for additional deposits and also collect an updated metallurgy sample that would support a potential future economic study.

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

Egress-type deposits tend to be polymetallic (uranium-nickel-cobalt-copper-arsenic) and typically follow the trace of the underlying graphitic pelite and associated faults along the unconformity.  Ingress-type, tend to be mono-minerallic uranium deposits, and can have more irregular, structurally controlled geometry.  The RRW, RRE, and RRFE deposits at the Project are interpreted to be ingress types, although minor sections of the RRW mineralization do extend above the unconformity and the mineralization is polymetallic compared to the RRE and RRFE deposits.

Mineral Resources and Reserves

The year over year change in the resources from FY 2024 to FY 2025 is that in the November 5, 2024 TRS the estimated pounds in the indicated resource category have increased from 27,842,000 Lb. U3O8 to 27,860,000 Lb. U3O8, in FY 2025, an increase of 0.1%. The pounds of U3O8 in the inferred category have decreased from 36,043,000 Lb. U3O8 to 33,380,000 Lb. U3O8, in Fy 2025, a decrease of 7.4%. The decrease is largely the result of a revised mining plan for the project. The current Mineral Resource Estimate for the Roughrider project is outlined in the following table:

Table 2.20– Mineral Resources for the Roughrider Project as at the date of this Annual Report

Deposit	Classification	Tons (‘000’s)	Tonnes (‘000s)	Grade (% U3O8)	Pounds U3O8 (‘000s)

RRW	Indicated	475	431	1.89	17,970
	Inferred	168	152	2.80	9,390
RRE	Indicated	-	-	-	-
	Inferred	430	390	2.57	22,050
RRFE	Indicated	295	268	1.67	9,890
	Inferred	86	78	1.13	1,940
Combined RRW, RRE, and RRFE
TOTAL	Indicated	771	699	1.81	27,860
	Inferred	683	620	2.45	33,380

Notes:

1.	Mineral resources are not mineral reserves and do not have demonstrated economic viability.
2.	Mineral resources are reported exclusive of mineral reserves. There are no mineral reserves for the Project.
3.	Mineral resources are reported on a 100% ownership basis.
4.

Mineral resources are reported diluted within the MSO shapes based on a U3O8 price of $85 per pound of U3O8 and a metallurgical recovery of 97.5%. Cut and Fill and long-hole open stoping scenario cut-off grades are 0.52% U3O8 and 0.45% U3O8 respectively.

5.

The mineral resources were estimated by UMR, a third-party QP under the definitions defined by S-K 1300.The tonnage (presented in metric tonnes), grade (%), and contained metal (metric tonnes and imperial pounds) have been rounded to reflect the accuracy of the estimates.

Item 3. Legal Proceedings

As of the date of this Annual Report, other than routine litigation incidental to our business or as disclosed below, we are not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows. In addition, there are no material pending legal proceedings to which any director, officer, affiliate or the Company, beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder, is: (i) a party adverse to us or any of our subsidiaries in any legal proceeding; or (ii) has an adverse interest to us or any of our subsidiaries.

On or about March 9, 2011, the TCEQ granted our Company’s applications for a Class III Injection Well Permit, Permit Area Authorization and Aquifer Exemption (“AE”) for our Goliad Project. On or about December 4, 2012, the EPA concurred with the TCEQ issuance of the AE permit. With the receipt of this concurrence, the final authorization required for uranium extraction, our Goliad Project achieved fully permitted status. On or about May 24, 2011, a group of petitioners, inclusive of Goliad County, appealed the TCEQ action to the 250th District Court in Travis County, Texas. A motion filed by our Company to intervene in this matter was granted. The petitioners’ appeal lay dormant until on or about June 14, 2013, when the petitioners filed their initial brief in support of their position. On or about January 18, 2013, a different group of petitioners, exclusive of Goliad County, filed a petition for review with the Court of Appeals for the Fifth Circuit to appeal the EPA’s decision. On or about March 5, 2013, a motion filed by our Company to intervene in this matter was granted. The parties attempted to resolve both appeals, to facilitate discussions and avoid further legal costs. The parties jointly agreed, through mediation initially conducted through the Fifth Circuit on or about August 8, 2013, to abate the proceedings in the State District Court. On or about August 21, 2013, the State District Court agreed to abate the proceedings. The EPA subsequently filed a motion to remand without vacatur with the Fifth Circuit wherein the EPA’s stated purpose was to elicit additional public input and further explain its rationale for the approval. In requesting the remand without vacatur, which would allow the AE to remain in place during the review period, the EPA denied the existence of legal error and stated that it was unaware of any additional information that would merit reversal of the AE. We and the TCEQ filed a request to the Fifth Circuit for the motion to remand without vacatur, and if granted, to be limited to a 60-day review period. On December 9, 2013, by way of a procedural order from a three-judge panel of the Fifth Circuit, the Court granted the remand without vacatur and initially limited the review period to 60 days. In March of 2014, at the EPA’s request, the Fifth Circuit extended the EPA’s time period for review and additionally, during that same period, our Company conducted a joint groundwater survey of the site, the result of which reaffirmed our previously filed groundwater direction studies. On or about June 17, 2014, the EPA reaffirmed its earlier decision to uphold the granting of our existing AE, with the exception of a northwestern portion containing less than 10% of the uranium resource which was withdrawn, but not denied, from the AE area until additional information is provided in the normal course of mine development. On or about September 9, 2014, the petitioners filed a status report with the State District Court which included a request to remove the stay agreed to in August 2013 and to set a briefing schedule. In that Status Report the petitioners also stated that they had decided not to pursue their appeal at the Fifth Circuit.

A Class I renewal application for the Goliad Project disposal wells was received by the TCEQ on January 23, 2020 and declared administratively complete on April 27, 2020. The application went through technical review and, on September 13, 2022, the executive director of the TCEQ made a decision that the permit application met the requirements of the law. On or around October 4, 2022, petitioners in Goliad County requested a hearing and reconsideration on the renewal permits. The TCEQ considered the requests on December 14, 2022, during its open meeting, and denied the petitioner’s request for reconsideration but granted its request for hearing. The TCEQ referred the application to the State Office of Administrative Hearing (“SOAH”) to discuss three issues: (i) whether the permit application adequately characterizes the geology and identified and assessed faults in the vicinity of the proposed injections wells; (ii) whether the draft permit provides for adequate monitoring of migration of injected fluids in the vicinity of the proposed injection wells: and (iii) whether the location and design of the injection wells and pre-injection facilities are adequate. Closing statements were submitted by all parties to the SOAH Administrative Law Judges (“ALJs”) on February 5, 2024. On April 10, 2024, the ALJs made a recommendation to remand the matter to the executive director of the TCEQ for further examination, stating the Company failed to meet its burden of proof. The executive director, via Executive Director’s Exceptions to the Proposal for Decision (“PFD”), respectfully disagreed with the recommendation presented in the PFD to remand the application to the executive director for further consideration. The executive director commented that the ALJ’s PFD improperly broadened the scope of the refereed contested case hearing; misapplied the application requirements in commission rule for providing geoscientific information; mischaracterized the position of the executive director; and prematurely imposed monitoring or corrective action requirements before the subject injection wells were drilled, constructed and tested. The TCEQ reissued the permits on September 4, 2024. A Motion for Rehearing was filed on November 21, 2024. No other information is available on the potential proceeding at this time. We continue to believe that the pending appeal is without merit and that the Goliad Project remains fully permitted for uranium extraction.

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

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2025, UEC held both ISR and conventional mines. Under U.S. regulation, UEC's ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act, but rather fall under oversight by the U.S. Occupational Safety and Health Administration (“OSHA”).

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

The last reported closing price for our shares on the NYSE American on September 23, 2025 was $13.85 per share.  As of September 23, 2025, we had 239 registered shareholders.

Dividend Policy

No dividends have been declared or paid on our common stock.  We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

At July 31, 2025, we had one equity compensation plan, our 2024 Stock Incentive Plan (the “2024 Plan”).  Our 2024 Plan was ratified by our shareholders on July 16, 2024 and thereby superseded and replaced our then 2023 Stock Incentive Plan (the “2023 Plan”); having been ratified by our shareholders on July 20, 2023; with all stock-based compensation awards granted in accordance with our 2023 Plan and each of our preceding stock incentive plans being continued under our 2024 Plan (and the 2024 Plan, the 2023 Plan and all preceding stock incentive plans being, collectively, our “Stock Incentive Plan” herein).

The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (the 2024 Plan) (3)	8,015,361	$2.71	16,727,071
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total	8,015,361	$2.71	16,727,071

Notes:

(1)

This figure represents: (i) 4,594,207 outstanding stock options having a weighted average exercise price of $2.71 and a weighted average remaining term of 6.32 years; (ii) 1,203,197 shares of our common stock underlying restricted stock units (the “RSUs”); and (iii) 2,217,957 shares of our common stock underlying performance based restricted stock units (the “PRSUs”).  Shares of our common stock underlying PRSUs are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, depending on the achievement of performance criteria.

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

As of September 23, 2025, there were stock options outstanding under our Stock Incentive Plan exercisable for an aggregate of 3,845,354 shares of our common stock.

Common Stock Purchase Warrants

As of September 23, 2025, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 159,091 shares of our common stock.

Recent Issuances of Unregistered Securities

None.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2021, through to July 31, 2025, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Cameco Corporation, Centrus Energy Corp., Comstock Resources, Inc., Denison Mines Corp., Energy Fuels Inc., Gulfport Energy Corporation, Magnolia Oil & Gas Corporation, NexGen Energy Ltd., NGEx Minerals Ltd., Northern Oil and Gas, Inc., NuScale Power Corporation, Oklo Inc. and Vital Energy, Inc. (collectively, the “Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Black Stone Minerals, L.P., Cameco Corporation, Comstock Resources, Inc., Denison Mines Corp., Energy Fuels Inc., Filo Corp., Fission Uranium Corp., Gulfport Energy Corporation, Magnolia Oil & Gas Corporation, NexGen Energy Ltd., NGEx Minerals Ltd., Northern Oil and Gas, Inc. and Vital Energy, Inc. (collectively, the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index.  The change in Peer Group was made to address changes in the external market and to better reflect our Company’s business.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations.  In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report for the fiscal year ended July 31, 2025, including the consolidated financial statements and related notes contained herein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document.  Refer to “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors herein.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2025, 2024 and 2023 and our financial condition as at July 31, 2025 and 2024, with a particular emphasis on Fiscal 2025, our most recently completed fiscal year.

Business

We have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Our principal projects are located in Wyoming and Texas in the United States and in Saskatchewan, Canada.

We utilize ISR mining for our uranium projects where possible which we believe, when compared to conventional open pit or underground mining, requires lower capital and operating expenditures with a shorter lead time to extraction and a reduced impact on the environment. At July 31, 2025, we had no uranium supply or off-take agreements in place.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. During Fiscal 2025, our initial production as part of ramp up yielded 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively, at the end of such period. We expect the ramp-up phase will continue while new production areas are being constructed in 2025 and 2026. At the same time, we have continued to advance our Roughrider and Burke Hollow Projects with resource expansions and development programs, respectively. Uranium recovered from the Christensen Ranch Mine ISR operation will be processed at our Irigaray CPP. The Irigaray CPP is the hub central to our fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine, Reno Creek and Ludeman Projects. On October 16, 2024, we received approval from the WDEQ Quality, Uranium Recovery Program, to increase the licensed production capacity at the Irigaray CPP to 4.0 million pounds of U3O8 annually.

Our fully-licensed and 100% owned Hobson processing facility forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson processing facility, which has a physical capacity to process uranium-loaded resins of up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (the hub) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow Project, located within the South Texas Uranium Belt (the spokes).

On December 17, 2021, we acquired a 100% interest in U1A (now UEC Wyoming Corp.). With the acquisition of U1A in Fiscal 2022, the Irigaray CPP forms the focus of our regional operating strategy in the Powder River and Great Divide uranium districts in the state of Wyoming.

In 2022, we acquired a substantial portfolio of projects in Canada, with the purchase of UEX and the Roughrider Project from a subsidiary of Rio Tinto. The UEX portfolio consists of a mix of uranium deposits, primarily focused on the Athabasca Basin uranium district in Saskatchewan, Canada. This includes interests in the Shea Creek, Christie Lake, Horseshoe Raven, Millennium and Wheeler River Projects. In addition to advancing its uranium development projects through its ownership interest in JCU, UEX was advancing several other uranium deposits in the Athabasca Basin which include the Paul Bay, Ken Pen and Ōrora deposits at the Christie Lake Project, the Kianna, Anne, Colette and 58B deposits at its currently 49.1%-owned Shea Creek Project, and the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project. The Roughrider Project is an exploration stage asset, having been advanced by Rio Tinto over a decade of work. The acquisition brought in an exploration stage, high-grade, conventional asset into UEC’s portfolio that, along with the UEX acquisition, begins to develop a critical mass of 100% owned resources in the Athabasca Basin to accelerate extraction and/or production plans. The two transactions provide a portfolio of medium to long term, high-grade, conventional projects that complement our nearer term, U.S. ISR assets.

On November 7, 2024, we filed an initial assessment TRS that includes an economic analysis and mineral resource estimate for our Roughrider Project, located in Northern Saskatchewan, Canada. The economic analysis is included in a TRS titled “S-K 1300 Initial Assessment Report – Roughrider Uranium Project, Saskatchewan, Canada”, issued on November 5, 2024 and prepared for the Company by Tetra Tech Canada Inc., Understood Mineral Resources Ltd., Snowden Optiro, Terracon Geotechnique Ltd. and Clifton Engineering Group Inc., in accordance with Item 1302 of S-K 1300.

On December 6, 2024, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of (i) Sweetwater Uranium Inc. (formerly Kennecott Uranium Company (again KUC)) and (ii) Wyoming Coal Resources Company (again WCRC) from Rio Tinto America Inc. (collectively, again, the Sweetwater Acquisition). KUC and WCRC collectively own or hold the following major assets: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming, and related facilities and impoundments (again, the Sweetwater Plant); (ii) the Red Desert Project, a uranium project adjacent to the Sweetwater Plant; and (iii) the Green Mountain Project, a uranium project located 22 miles north of the Sweetwater Plant, with two deposits that have potential for ISR mining and three deposits that are considered appropriate for conventional mining. The consideration for the Sweetwater Acquisition was $175.4 million in cash plus acquisition related costs of $4.2 million.

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

During Fiscal 2025, the Company increased its equity interests in Anfield (TSX-V: AEC, NASDAQ: AEC). Effective August 1, 2025, Anfield completed a share consolidation on the basis of one (1) post-consolidation common share for every seventy-five (75) pre-consolidation common shares. As at July 31, 2025, the Company owned 4,978,877 post-consolidated common shares of Anfield, representing approximately 31.8% of the outstanding common shares of Anfield on a non-diluted basis and approximately 36.99% on a partially diluted basis after assuming the exercise of 1,283,639 post-consolidated share purchase warrants of Anfield held by the Company.

On August 18, 2025, we incorporated UEC US Uranium LLC for the purpose of holding and administering our physical uranium assets and related contractual arrangements in the U.S.

In September 2025, we announced the incorporation of UR&C, which is intended to pursue the feasibility of developing a new uranium refining and conversion facility in the U.S. The project will move forward contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals and favorable market conditions. The Company has begun initial discussions with the U.S. government, state-level energy authorities, utilities and financial entities, and will report further updates as these engagements advance.

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

Results of Operations

For Fiscal 2025, we recorded sales and service revenue of $66.84 million and realized gross profit of $24.48 million.  For Fiscal 2024, we recorded sales and service revenue of $0.22 million and realized gross profit of $0.04 million.  For Fiscal 2023, we recorded sales and service revenue of $164.39 million and realized gross profit of $49.67 million.

We recorded a net loss of $87.66 million ($0.20 per share) for Fiscal 2025, $29.22 ($0.07 per share) for Fiscal 2024, and $3.31 million ($0.01 per share) for Fiscal 2023. Income (loss) from operations during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $(73.32) million, $(56.40) million and $8.87 million, respectively.

Throughout Fiscal 2025, we continued ramping up mining activities at our Christensen Ranch Mine, resulting in initial production of 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively, as of the end of the period. We expect the ramp-up phase will continue while new production areas are being constructed in 2025 and 2026. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

As of July 31, 2025, we had 300,000 pounds of uranium inventory purchase commitments outstanding for a total purchase price of $11.11 million. Deliveries under these commitments are scheduled for Fiscal 2026 at a weighted average price of $37.05 per pound.

As of July 31, 2025, the carrying value of our uranium inventories, including uranium concentrates from extraction and purchased uranium) was $74.04 million (July 31, 2024: $75.62 million).

Sales and Service Revenue

The table below provides a breakdown of our sales and service revenue and cost of sales and services:

	Year Ended July 31,
	2025	2024	2023
Sales of purchased uranium inventory	$66,837	$-	$163,950
Revenue from toll processing services	-	224	439
Total sales and service revenue	$66,837	$224	$164,389

Cost of purchased uranium inventory	$(42,360)	$-	$(114,353)
Cost of toll processing services	-	(187)	(366)
Total cost of sales and services	$(42,360)	$(187)	$(114,719)

During Fiscal 2025, we generated revenue of $66.84 million and achieved a gross profit of $24.48 million from sales of purchased uranium inventory. The Company did not engage in any sales activities during Fiscal 2024 while sales of purchased uranium inventory totaled $163.95 million in Fiscal 2023. Variations in sales of purchased uranium inventory depend on our cash position, prevailing market prices, and the liquidity of the uranium market.

Revenue from toll processing services is related to a toll processing agreement which was terminated in Fiscal 2024.

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting, property maintenance, exploration and pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures during the past three fiscal years:

	Year Ended July 31,
	2025	2024	2023
Permitting and compliance	$1,167	$1,895	$396
Property maintenance	4,974	3,986	3,608
Exploration	11,140	14,669	9,308
Development	33,891	6,650	1,749
Production readiness	14,892	5,183	3,559
Total	$66,064	$32,383	$18,620

During Fiscal 2025, the exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Roughrider Project: $5.68 million (compared to Fiscal 2024: $6.32 million, Fiscal 2023: $1.29 million, respectively); and
●	Burke Hollow Project: $2.86 million (compared to Fiscal 2024: $5.23 million, Fiscal 2023: $3.11 million, respectively).

During Fiscal 2025, development expenditures were primarily spent on the following projects:

●	Burke Hollow Project: $12.11 million (compared to Fiscal 2024: $1.01 million, Fiscal 2023: $nil, respectively); and
●	Christensen Ranch Mine: $17.19 million (compared to Fiscal 2024: $2.64 million, Fiscal 2023: $0.02 million, respectively).

During Fiscal 2025, the production readiness expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $10.66 million (compared to Fiscal 2024: $2.90 million, Fiscal 2023: $1.80 million, respectively);
●	Irigaray CPP: $2.29 million (compared to Fiscal 2024: $0.45 million, Fiscal 2023: $0.27 million, respectively); and
●	Palangana Mine: $0.86 (compared to Fiscal 2024: $1.27 million, Fiscal 2023: $0.91 million, respectively).

General and Administrative

During Fiscal 2025, general and administrative (“G&A”) expenses totaled $27.26 million, compared to $21.87 million in Fiscal 2024 and $20.06 million in Fiscal 2023.  G&A expenses were comprised of the following:

	Year Ended July 31,
	2025	2024	2023
Salaries and management fees	$9,960	$7,705	$5,168
Office, investor relations, communication, insurance and travel	6,995	5,807	6,801
Foreign exchange (gain) loss	(100)	(151)	71
Professional fees	4,390	3,340	2,609
Sub-total	21,245	16,701	14,649
Stock-based compensation	6,015	5,172	5,415
Total general and administrative expenses	$27,260	$21,873	$20,064

The following summary provides a discussion of the major expense categories, including analyses of factors that caused significant variances from year-to-year:

●

During Fiscal 2025, salaries and management fees totaled $9.96 million, compared to $7.71 million in Fiscal 2024, which was primarily the result of hiring additional mid-level management and office personnel to support the Company's expansion and corporate-wide salary increases to adjust for inflation, and compared to $5.17 million in Fiscal 2023. The increase in salaries and managements fee in Fiscal 2024 from Fiscal 2023 was primarily due to corporate-wide salary increases and the acquisition of UEX;

●

During Fiscal 2025, office, investor relations, communications, insurance and travel expenses totaled $7.00 million, compared to $5.81 million during Fiscal 2024, primarily due to increased business activities and the expansion of our operations, and compared to $6.80 million in Fiscal 2023. The decrease in these expenses in Fiscal 2024 compared to Fiscal 2023 was mainly attributable to lower corporate development, investor relations and travel expenses;

●

During Fiscal 2025, professional fees totaled $4.39 million, compared to $3.34 million in Fiscal 2024 and $2.61 million in Fiscal 2023. Professional fees are comprised primarily of legal services related to regulatory compliance and legal affairs, and for audit, accounting and tax compliance services.  The overall increasing trend in professional fees is due to the growth in our business activities and the expansion of our operations; and

●

During Fiscal 2025 stock-based compensation expense totaled $6.02 million, compared to $5.17 million during Fiscal 2024 and $5.42 million during Fiscal 2023.  Stock-based compensation includes the amortization of the fair value of stock options granted to optionees and the fair value of shares of the Company issued to directors, officers, employees and consultants of the Company under our Stock Incentive Plan. The stock-based compensation varies from year to year primarily as a result of changes in the amount of compensation shares and stock award expenses which were amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Depreciation, Amortization and Accretion

During Fiscal 2025, depreciation, amortization and accretion totaled $4.47 million, compared to $2.18 million during Fiscal 2024 and $2.01 million during Fiscal 2023.  The increase in Fiscal 2025 was primarily due to the increase of property, plant and equipment and asset retirement obligations from the Sweetwater Acquisition.

Depreciation, amortization and accretion includes depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

Interest and finance costs were comprised of the following:

	Year Ended July 31,
	2025	2024	2023
Surety bond premium	$1,400	$772	$760
Other	46	55	45
Total	$1,446	$827	$805

The surety bond premiums resulted from the surety bonds related to our uranium mines and projects.  The increase in surety bond premium in Fiscal 2025 was due to additional surety bonds associated with the Sweetwater Acquisition and the development of our Burke Hollow Project.

Income (Loss) from Equity-Accounted Investment

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, income from the equity-accounted investment comprised of the following:

	Year Ended July 31,
	2025	2024	2023
Share of income (loss)	$(3,380)	$592	$(1,648)
Gain on dilution of ownership interest	28	425	654
Total	$(3,352)	$1,017	$(994)

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we recorded a gain on dilution of ownership interest in Uranium Royalty Corp. (“URC”; TSX: URC, NASDAQ: UROY) as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options, which decreased our ownership interest in URC to 13.5% at July 31, 2025, from 14.8% at July 31, 2024, from 14.9% at July 31, 2023 and from 15.5% at July 31, 2022.

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we recorded a share of URC’s income (loss) of $(0.27) million, $2.03 million and $0.41 million, respectively. The remaining share of loss during these periods was attributable to JCU.

Fair Value Gain (Loss) on Equity Securities

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, fair value gain (loss) on equity securities comprised of the following:

	Year Ended July 31,
	2025	2024	2023
Unrealized and realized gain (loss) from common shares and warrants of public listed companies	$(14,778)	$26,350	$(9,785)
Unrealized gain (loss) from fair value changes of Anfield common shares	(3,273)	1,155	(2,214)
Realized loss from investment in UEX shares transferred as consideration for UEX Acquisition	-	-	(1,084)
Total	$(18,051)	$27,505	$(13,083)

During Fiscal 2025, we recognized a realized loss of $14.37 million from the disposition of certain equity securities, with the remaining loss attributable to the revaluation of equity securities at the year end.  In Fiscal 2024 and Fiscal 2023, substantially all fair value gain or loss on equity securities were attributable to year-end revaluation at market values.

Gain (Loss) on Revaluation of Derivative Liabilities

In connection with the UEX Acquisition, we issued replacement warrants (each, a “Replacements Warrant”), which are accounted for as derivative liabilities as the exercise prices of the UEX warrants were denominated in Canadian dollars which differs from the functional currency of the Company. As at July 31, 2025, all Replacement Warrants had been either exercised or expired. A gain of $1.71 million and $3.29 million on revaluation of derivative liabilities was recorded in Fiscal 2025 and Fiscal 2023 due to the decrease in time value of the Replacement Warrants. During Fiscal 2024, we recorded a loss of $8.23 million primarily due to changes in our share price.

Interest income

Interest income totaled $4.02 million, $2.63 million, $0.35 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. The interest earned resulted from the investment of cash proceeds received from our at-the-market offerings and the sale of equity securities in short-term deposits.

Liquidity and Capital Resources

	July 31, 2025	July 31, 2024
Cash and cash equivalents	$148,930	$87,533
Current assets	234,016	235,244
Current liabilities	26,433	29,222
Working capital	207,583	206,022

During Fiscal 2025, we received net proceeds of $287.51 million from at-the-market offerings and from exercises of stock options and share purchase warrants.  As at July 31, 2025, we had a working capital of $207.58 million.

We have a history of operating losses resulting in an accumulated deficit balance since inception.  We had an accumulated deficit balance of $406.56 million as at July 31, 2025.  During Fiscal 2025, net cash used in operating activities totaled $64.46 million.  Furthermore, we may not achieve and maintain profitability or develop positive cash flow from our operations in the near term.

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

On May 14, 2021, we entered into an at-the-market offering agreement (the “2021 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (the “ATM Managers”) as set forth in the 2021 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million through the ATM Managers selected by us.

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the 2021 ATM Offering Agreement with the ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the ATM Managers selected by us (the “November 2021 ATM Offering”; and, together with the May 2021 ATM Offering, the “2021 ATM Offering”).

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for and units which include common stock, debt securities, warrants or any combination thereof (the “2022 Shelf”), which included an at-the-market offering agreement prospectus (the “2022 ATM Offering”; and, together with the 2021 ATM Offering, the “ATM Offerings”) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

On November 16, 2022, we entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with the ATM Managers as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the ATM Managers selected by us.

On December 20, 2024, we filed a prospectus supplement to our 2022 Shelf (the “2024 ATM Offering”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering agreement (the “2024 ATM Offering Agreement”) we have with Goldman Sachs & Co. LLC and certain co-managers (the “2024 ATM Managers”). Under the 2024 ATM Offering Agreement, we may, from time to time, sell shares of our common stock through the 2024 ATM Managers selected by us.

During Fiscal 2023, we issued 15,171,253 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $59.82 million. The total issuance costs were $1.40 million, which includes compensation of $1.35 million paid to the ATM Managers.

During Fiscal 2024, we issued 26,375,699 shares of the Company’s common stock under our 2022 ATM Offering for gross cash proceeds of $171.74 million. The total issuance costs were $3.86 million, all of which was related to compensation paid to the ATM Managers.

During Fiscal 2025, we issued 41,764,036 shares of the Company’s common stock under the 2022 ATM Offering and 2024 ATM Offering for gross cash proceeds of $292.35 million. The total issuance costs were $6.60 million, which includes compensation of $6.58 million paid to the ATM Managers and 2024 ATM Managers.

Subsequent to July 31, 2025, we issued 10,077,186 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $101.97 million. The total issuance costs were $2.29 million, all of which was related to compensation paid to the 2024 ATM Managers.

Operating Activities

During Fiscal 2025, net cash used in operating activities totaled $64.46 million, which was primarily related to mineral property expenditures of $66.06 million, G&A expenses excluding stock-based compensation of $21.25 million and changes in operating assets and liabilities, partially offset by a gross profit from the sale of purchased uranium inventory of $24.48 million.

During Fiscal 2024, we recorded net cash used in operating activities of $106.49 million.  The negative cash flow was primarily driven by the purchase of uranium concentrates of $69.63 million and operating expenditures such as mineral property expenditures and G&A expenses.

During Fiscal 2023, we recorded net cash provided by operating activities of $72.57 million. The positive cash flow was primarily driven by the gross profit of $49.67 million, a decrease in our inventory balance of $60.36 million and was partially offset by operating expenditures such as mineral property expenditures and G&A expenses.

Financing Activities

During Fiscal 2025, net cash provided from financing activities totaled $284.84 million, from net cash of $287.51 million from our 2022 ATM Offering and 2024 ATM Offering, and the exercises of stock options and share purchase warrants, offset by payments of $2.67 million for tax withholding amounts related to the issuance of options, RSU and PRSU shares.

During Fiscal 2024, net cash provided from financing activities totaled $173.08 million, from net cash of $176.71 million from our 2022 ATM Offering and the exercises of stock options and share purchase warrants, offset by payments of $3.63 million for tax withholding amounts related to the issuance of options, RSU and PRSU shares.

During Fiscal 2023, net cash provided from financing activities totaled $65.42 million, primarily from net cash of $66.53 million from our ATM Offerings and the exercises of stock options and share purchase warrants, offset by payments of $1.04 million for tax withholding amounts related to the issuance of RSU and PRSU shares.

Investing Activities

During Fiscal 2025, net cash used for investing activities totaled $157.03 million, primarily comprised of cash used for the acquisition of Sweetwater Assets of $179.60 million, purchase of property, plant and equipment of $5.48 million, the purchase of equity securities and an additional interest in Anfield for a total of $25.70 million, capital contributions to JCU of $0.54 million, investment in mineral rights and properties of $0.22 million, partially offset by cash proceeds of $54.44 million from the sale of equity securities.

During Fiscal 2024, net cash used for investing activities totaled $24.64 million, primarily comprised of cash used for investment in equity securities of $12.12 million, the purchase of an additional interest in URC of $9.24 million, capital contributions to JCU of $2.88 million, investment in mineral rights and properties of $1.44 million and the purchase of property, plant and equipment of $1.99 million, offset by cash proceeds of $3.01 million from the sale of equity securities.

During Fiscal 2023, net cash used for investing activities totaled $124.78 million, primarily comprised of net cash used for the acquisition of the Roughrider Project of $82.12 million, investment in equity securities of $47.19 million, capital contributions to JCU of $1.42 million, investment in mineral rights and properties of $0.10 million and the purchase of property, plant and equipment of $0.56 million, offset by cash received as a result of the acquisition of UEX of $1.98 million.

Stock Options and Warrants

As at July 31, 2025, the Company had 4,594,207 stock options outstanding at a weighted-average exercise price of $2.71 per share, and 159,091 share purchase warrants outstanding at a weighted-average exercise price of $4.13 per share.  As at July 31, 2025, the Company had 4,527,875 in-the-money stock options outstanding at a weighted-average exercise price of $2.62 per share and 159,091 in-the-money share purchase warrants outstanding at a weighted-average exercise price of $4.13 per share.  As at July 31, 2025, outstanding in-the-money stock options and share purchase warrants represented a total of 4,686,966 shares issuable for gross proceeds of approximately $12.52 million should the stock options and the share purchase warrants be exercised in full.  The exercise of these stock options and share purchase warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of these stock options or share purchase warrants will be exercised in the future.

Plan of Operations

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. We expect the ramp-up phase will continue while new production areas are being constructed in 2025 and 2026. We will hire additional personnel for future wellfield development and expand extraction at the Christensen Ranch Mine and Burke Hollow Project in Fiscal 2026. Our Palangana Mine is expected to continue being operated at a reduced pace, including the deferral of major pre-extraction expenditures, and to remain in a state of operational readiness. In addition, we will continue the construction of ion exchange facility and production area at our Burke Hollow, along with the drilling program at Roughrider Projects, as well as carry out additional exploration activities as required on our remaining project portfolio.

Material Contractual Obligations and Commitments

As at July 31, 2025, significant payment obligations of the Company over the next five years and beyond are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$88,669	$5,160	$4,702	$8,579	$70,228
Operating Lease Obligations	2,304	491	731	294	788
Uranium Inventory Purchase Obligations	11,114	11,114	-	-	-
Total	$102,087	$16,765	$5,433	$8,873	$71,016

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.  We have identified the accounting estimates listed below as critical to understanding and evaluating the financial results reported in our consolidated financial statements. These accounting estimates require the application of significant management judgment and are critical due to the significant level of estimation uncertainty regarding the assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. We review the underlying factors used in our estimates regularly, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with U.S. GAAP. However, due to the uncertainty inherent in our estimates, actual results may materially differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions.  For a complete summary of all of our significant accounting policies, refer to Note 2: Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements as presented under Item 8. Financial Statements and Supplementary Data herein.

Mineral Rights and Properties

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves are established for that project.

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine and Christensen Ranch Mine (our “ISR Mines”), and our Red Desert, Green Mountain, Roughrider and Christie Lake Projects. We have not established proven or probable reserves, as defined by S-K 1300, through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery mining, such as our ISR Mines. As a result, and despite the fact that we commenced extraction of mineralized materials at some of our ISR Mines, we remain an Exploration Stage Issuer, as defined by the SEC, and will continue to remain as an Exploration Stage Issuer until such time proven or probable reserves have been established.

Since we commenced extraction of mineralized materials at some of our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

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

Companies that are Production Stage Issuers, as defined by the SEC, having established proven and probable reserves and exited the exploration stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the exploration stage which has resulted in our Company reporting larger losses than if it would have been in the production stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities.  Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs had been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we would have been in the production stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the production stage.

Business Combination and Asset Acquisition

We recognize and measure the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired and liabilities assumed, if any, in a business combination or asset acquisition.  The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements.  The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset.

For business combination, subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes, but is not limited to, equity price risk, uranium price risk, foreign currency risk and country risk.

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

In addition, we have investment in equity securities, which are common shares and warrants of publicly listed companies. Movements in the price of these equity securities have been volatile in the past and may continue to be volatile in the future.  With all other variables held constant, the Company's loss before income taxes would decrease or increase by $2.85 million if the price of these equity securities increase or decrease by 10%.

Uranium Price Risk

We are subject to market risk related to the market price of uranium.  As at July 31, 2025, we had no uranium supply or off-take agreements in place.  Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenues, results of operations and cash flows.  We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2025, are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm (PCAOB ID 271);
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Loss;
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024
Sales and service revenue	$-	$-	$49,750	$17,087
Gross profit	-	-	18,226	6,251
Net loss	(27,052)	(30,212)	(10,234)	(20,158)
Total comprehensive loss	(27,559)	(19,796)	(19,003)	(21,886)
Basic and diluted loss per share	(0.06)	(0.07)	(0.02)	(0.05)
Total assets	1,107,653	1,007,810	981,957	917,798

	For the Quarters Ended
	July 31, 2024	April 30, 2024	January 31, 2024	October 31, 2023
Sales and service revenue	$-	$-	$116	$108
Gross profit	-	-	19	18
Net income (loss)	(15,115)	(19,677)	2,250	3,321
Total comprehensive income (loss)	(16,169)	(25,527)	9,982	(7,728)
Basic and diluted income (loss) per share	(0.04)	(0.05)	0.01	0.01
Total assets	889,828	878,268	878,878	798,129

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

As at July 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that, as of July 31, 2025, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the fiscal year ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During our fourth quarter ended July 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages as of September 23, 2025 are as follows:

Name	Age	Position with the Company
Amir Adnani	47	President, Chief Executive Officer, Principal Executive Officer and Director
Spencer Abraham	73	Chairman (non-executive) and Director
David Kong	79	Director
Vincent Della Volpe	83	Director
Gloria Ballesta	50	Director
Trecia Canty	56	Director
Josephine Man	51	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer
Scott Melbye	63	Executive Vice President
Brent Berg	54	Senior Vice President, U.S. Operations

On October 1, 2024, Josephine Man was appointed our Chief Financial Officer, Treasurer and Secretary, succeeding Pat Obara, who ceased to be an executive officer of our Company as of such date. On that date, Mr. Obara was appointed as Senior Vice President, Administration of our Company.

The following describes the business experience of each of our current directors, including other directorships held in reporting companies.

Amir Adnani.  Amir Adnani is a founder of Uranium Energy Corp and has served as President, Chief Executive Officer and a director since January 2005.  Under his leadership, the Company has developed into the largest diversified North American focused uranium company with low-cost In-Situ Recovery (“ISR”) uranium projects in the U.S. and high-grade conventional projects in Canada.  In the U.S., UEC controls the largest portfolio of fully permitted ISR projects, anchored by three operational processing plants in Wyoming and Texas.  In Canada, UEC controls one of the largest portfolios of exploration and development holdings in the prolific Athabasca basin, including the world-class, 100% owned Roughrider Project.

Mr. Adnani serves on the World Nuclear Association board of management, contributing to governance, policy and strategy development. Mr. Adnani has represented the industry in key world forums and has given a variety of presentations at prominent industry conferences organized by the International Atomic Energy Agency, World Nuclear Fuel Market and the Milken Institute.  He is a frequent contributor to the business media, including CNBC, The Wall Street Journal, Bloomberg and Fox Business News.

Fortune magazine distinguished Mr. Adnani on their “40 Under 40, Ones to Watch” list of North American executives.  He was selected as one of “Mining’s Future Leaders” by Mining Journal, a UK-based global industry publication.  He was also a nominee for Ernst & Young’s “Entrepreneur of the Year” distinction.

Mr. Adnani is the founder and Co-Chairman of GoldMining Inc., a publicly listed gold acquisition and development company and is the Chairman of URC, the first and only publicly listed royalty company in the uranium sector.  Mr. Adnani is also a founder of Gold Royalty Corp., a publicly listed gold royalty company where he served as a director from November 2020 to March 2023.

Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and was a director of the university’s Alumni Association from 2015 to 2021.

We believe that Mr. Adnani’s involvement with the Company since its inception and his business and uranium industry experience qualify him to serve as a Director.

Spencer Abraham. Spencer Abraham has served as Chairman (non-executive) of our Board of Directors since March 2017. Mr. Abraham served as Executive Chairman from October 2015 to March 2017 and as the Chairman of our Advisory Board from December 2012 to October 2015. Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, Mr. Abraham developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries, and led the landmark nuclear nonproliferation HEU program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001. At a time when the Trump Administration and U.S. Congress are considering significant issues pertaining to the U.S. uranium mining sector, Mr. Abraham’s expertise in the public policy arena is especially valuable and he is very actively involved in working with the Company to address these matters.

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

Mr. Abraham holds a Juris Doctor degree from Harvard Law School and is an alumnus of Michigan State University.

We believe that Mr. Abraham’s extensive experience in the energy sector, including directing key aspects of energy strategy as Secretary of Energy of the United States from 2001 to 2005, and as a board member of various public companies in the oil, gas and power sectors qualifies him to serve as the Chairman (non-executive) of our Board.

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

We believe that Mr. Kong’s business experience and specialized expertise in finance and accounting qualify him to serve as a Director.

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

We believe that Mr. Della Volpe’s prior business experience and specialized expertise in finance qualify him to serve as a Director.

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

We believe that Ms. Ballesta’s significant international experience and experience serving as an independent director for other reporting companies qualify her to serve as a Director.

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

We believe that Ms. Canty’s extensive legal, regulatory and senior leadership experience in the energy industry qualifies her to serve as a Director.

The following describes the business experience of each of our non-director executive officers:

Josephine Man. Josephine Man has served as our Chief Financial Officer, Treasurer and Secretary since October 2024. Ms. Man has over 28 years of experience in financial reporting, corporate finance, mergers and acquisitions, and risk management. Previously, from 2018 to 2025, Ms. Man served as Chief Financial Officer of URC where she was responsible for leading all finance functions and risk management, and served as Corporate Secretary from 2024 to 2025 and from 2019 to 2023. From 2020 to 2022, Ms. Man served as Chief Financial Officer of Gold Royalty Corp., a public company listed on the NYSE American. From 2010 to 2013, Ms. Man was an audit partner with Ernst & Young LLP in Vancouver. Ms. Man is a Chartered Professional Accountant, Certified Public Accountant (Washington) and Certified Public Accountant (Hong Kong). Ms. Man holds a Bachelor of Business Administration from Simon Fraser University and a Master of Business Administration from the University of British Columbia.

Scott Melbye.  Scott Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 42-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of energy to meet the world’s ever-expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of the Company’s strategic growth objectives. Mr. Melbye currently serves as the Chief Executive Officer, President and a director of URC. Previously, Mr. Melbye served as the Vice President, Commercial at Uranium Participation Corporation (now Sprott Physical Uranium Trust) from 2014 to 2018, and concurrently served as an advisor, to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it related to marketing and sales strategy. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded that company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the Chief Executive Officer during the time that Uranium One was publicly traded on the TSX.

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

Brent Berg. Brent Berg has served as our Senior Vice President, U.S. Operations since March 2024. Mr. Berg is a highly qualified mining and mineral processing professional with over 28 years of experience in the minerals industry, including more than 22 years in uranium production in the U.S. and Canada. Mr. Berg is the former President of Cameco Resources, where he led Cameco’s U.S. uranium ISR operations in Wyoming and Nebraska. This experience included management and oversight of Cameco’s ISR facilities and the successful start-up and operation of its North Butte satellite ISR operation in Wyoming. Under his management, U.S. production reached over 2.6 million pounds prior to Cameco curtailing production due to market conditions. Mr. Berg also has extensive open pit and underground mining experience, including Cameco’s Key Lake, McArthur River and Rabbit Lake operations.

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

Director Qualifications and Experience

The following summarizes the relevant experiences, qualifications, attributes and skills that our directors bring to our Board of Directors that are important to our business.

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

Accounting and Financial Reporting Experience

Directors who have past professional experience in finance or accounting and a requisite professional certification in accounting or experience serving as a chief executive officer, chief financial officer or as another senior officer with financial oversight responsibilities or experience serving on other public company audit committees, bring an understanding of financial oversight responsibilities required to oversee our financial reporting and internal control functions.

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

The following identifies the relevant experiences, qualifications, attributes and skills possessed by our directors:

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

Term of Office

Pursuant to our Bylaws, as amended, all of our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their successors are appointed and qualified.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There is no family relationship between any of our executive officers or directors.

Audit Committee

Our Board of Directors has established an Audit Committee that operates under a written charter approved by our Board of Directors. Our Audit Committee has been structured to comply with Rule 10A-3 under the Exchange Act. Our Audit Committee is comprised of David Kong, Vincent Della Volpe and Gloria Ballesta, all of whom meet the audit committee member independence standards of the NYSE American. Mr. Kong is the Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Kong satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S-K of the rules of the SEC.

Code of Conduct

We have adopted a Code of Conduct for Directors, Officers and Employees (the “Code”) that applies to all directors and officers. The Code describes the legal, ethical and regulatory standards that must be followed by our directors, officers and employees and sets forth high standards of business conduct applicable to each of them. As adopted, the Code sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

●	accountability for adherence to the Code.

A copy of the Code can be viewed on our website at: www.uraniumenergy.com.

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee that operates under a written charter approved by our Board of Directors. The Corporate Governance and Nominating Committee is comprised of Gloria Ballesta, Vincent Della Volpe and David Kong. Ms. Ballesta is the Chairperson of the Corporate Governance and Nominating Committee. All of the members of the Corporate Governance and Nominating Committee qualify as independent directors under the listing standards of the NYSE American.

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

The Corporate Governance and Nominating Committee identifies individuals believed to be qualified to become directors and recommends individuals to fill vacancies. There are no minimum qualifications for consideration for nomination to be our director. The Corporate Governance and Nominating Committee assesses all nominees using generally the same criteria. In nominating candidates, the Corporate Governance and Nominating Committee takes into consideration such factors as it deems appropriate, including skills, knowledge, experience and personal character, as well as the needs of the Company.

Director Time Commitments Policy

Our Board of Directors believes that wider perspectives and best practices learned by directors serving in other public directorships must be balanced against the time commitment that service on boards entails. Therefore, we have adopted a Director Time Commitments Policy (the “Director Time Commitments Policy”). The Director Time Commitments Policy provides that our non-executive Chairman and, if applicable, lead independent director shall be limited to serving on four public company boards, including our Board of Directors (excluding private companies and other non-public companies). Our Corporate Governance and Nominating Committee evaluates on at least an annual basis the outside director time commitments of our non-executive Chairman and, if applicable, lead independent director. Our Director Time Commitments Policy can be viewed on our website at www.uraniumenergy.com. All of our directors are in compliance with the Director Time Commitments Policy as of the filing date of this Annual Report.

Sustainability Committee

Our Sustainability Committee is comprised of Trecia Canty, David Kong and Gloria Ballesta. Our Board of Directors has determined that each member of the Sustainability Committee meets the independence standards of the NYSE American. Ms. Canty is the Chairperson of the Sustainability Committee.

The Sustainability Committee is responsible for oversight of sustainability including environmental, social, health and safety matters. The Sustainability Committee is mandated to oversee our framework for the development of environmental, social, health and safety policies and programs and performance thereunder. The Sustainability Committee reports regularly to our Board of Directors.

Human Rights Policy

We have adopted a Human Rights Policy (the “Human Rights Policy”) that applies comprehensive standards to our operations across all geographic locations regarding the protection of human rights. Our Human Rights Policy can be viewed on our website at www.uraniumenergy.com.

Diversity Policy

Our Board of Directors has adopted a written Diversity Policy (the “Diversity Policy”) that sets out our approach to diversity, including gender, on our Board of Directors and among our executive officers.  The Corporate Governance and Nominating Committee and our Board of Directors aim to attract and maintain directors and an executive team that have an appropriate mix of diversity, skill and expertise.

Pursuant to the Diversity Policy, all Board of Directors and executive officer appointments will be based on merit, and the skill and contribution that the candidate is expected to bring to our Board of Directors and the executive team, with due consideration given to the benefits of diversity. Pursuant to the Diversity Policy, when considering the composition of, and individuals to nominate or hire to, our Board of Directors and the executive team, the Corporate Governance and Nominating Committee and our Board of Directors, as applicable, shall consider diversity from a number of aspects and including, but not limited to, gender, age, ethnicity, cultural diversity, education, experience, skills, thought, perspectives, personal qualities and attributes and geographic profiles.  In addition, when assessing and identifying potential new members to join our Board of Directors or the executive team, the Corporate Governance and Nominating Committee and our Board of Directors, as applicable, considers the current level of diversity on our Board of Directors and the executive team.

Our Diversity Policy can be viewed on our website at www.uraniumenergy.com.

The Corporate Governance and Nominating Committee and our Board of Directors are responsible for developing measurable objectives to implement the Diversity Policy and to measure its effectiveness. The Corporate Governance and Nominating Committee meets annually, or otherwise as applicable, to consider whether to set targets based on diversity for the appointment of individuals to our Board of Directors or the executive team, recognizing that, notwithstanding any targets set in any given year, the selection of diverse candidates will depend on the pool of available candidates with the necessary skills, knowledge and experience.

As at the date of this Annual Report, the members of our Board of Directors identify as 50% racially diverse, 50% White, 17% Asian, 17% Hispanic, 17% Black, 67% ethnically diverse and 33% female. Our executive officers identify as 50% ethnically diverse and 25% female. Our Board of Directors believes that having directors with diverse backgrounds and experiences can enhance the effectiveness of our Board of Directors and our long-term performance.

The Corporate Governance and Nominating Committee has performed a review of the experience, qualifications, attributes and skills of our Company’s current directors and believes that our Company’s current directors possess a variety of complementary skills and characteristics, including the following:

●	personal characteristics, including leadership, character, integrity, accountability, sound business judgment and personal reputation;

●	successful business or professional experience;

●	various areas of expertise or experience;

●	willingness and ability to commit the necessary time to fully discharge the responsibilities of a director in connection with our affairs;

●	a demonstrated commitment to our success; and

●	diverse perspectives, qualifications and knowledge.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during Fiscal 2025 within two business days as required by the SEC.

Board Leadership Structure and Role in Risk Oversight

Amir Adnani serves as our President and Chief Executive Officer and Spencer Abraham serves as our independent Chairman (non-executive). Our Board of Directors takes an active role in risk oversight. Our executive officers report any significant risks that come to their attention to our Board of Directors. Our Audit Committee reviews significant financial and enterprise risks and reports them to our Board of Directors as well.

Insider Trading Arrangements and Policies

Our Board of Directors has adopted an updated Insider Trading, Reporting and Blackout Policy which governs the purchase, sale and/or other dispositions of securities by directors, officers and employees of the Company and its subsidiary companies that are designed to promote compliance with insider trading laws and rules and regulations as part of the Company’s commitment to ethical and lawful business conduct. Since the adoption of our Insider Trading, Reporting and Blackout Policy, the policy administrator has not granted any such exemptions to the policy's general prohibition on hedging or pledging. While the Company is not subject to the Insider Trading, Reporting and Blackout Policy, the Company does not trade in its securities when it is in possession of material nonpublic information (as defined herein) other than pursuant to previously adopted Rule 10b5-1 trading plans.

We have also adopted an Anti-Hedging and Anti-Pledging Policy, Clawback Policy and Stock Ownership Guidelines. Please see "Item 11. Executive Compensation" for further details.

Copies of committee charters, the policies referenced herein and other selected governance documents are available on our website at www.uraniumenergy.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our Board of Directors has established a Compensation Committee that operates under a written charter approved by our Board of Directors. The Compensation Committee is comprised of Vincent Della Volpe, David Kong and Gloria Ballesta. Mr. Della Volpe is the Chairperson of the Compensation Committee. All of the members of the Compensation Committee meet the compensation committee independence standards of the NYSE American. Our Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The independence of the Compensation Committee members is re-assessed regularly by the Company.

The Compensation Committee of our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

●	review and approve our compensation guidelines and structure;

●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer;

●	review and approve on an annual basis the evaluation process and compensation structure for our other officers, including base compensation, bonus, incentive and equity compensation; and

●	periodically review and make recommendations to our Board of Directors regarding the compensation of non-executive directors.

The Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to our Board of Directors for approval all compensation policies and compensation programs for the executive team.

Since May 2012, consistent with good governance practices, the Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2025, the Compensation Committee retained Global Governance Advisors (“GGA”) to provide independent compensation advice to the Compensation Committee and to our Board of Directors. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance and has significant experience in the mining sector. GGA is retained to continually review the compensation levels for our executive officers and directors and short and long-term incentive plans, and to evaluate and make recommendations based on competitive market trends on our overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2025 included:

●	compensation philosophy validation;

●	peer group review;

●	executive compensation review and recommendations for our Chief Executive Officer, Chief Financial Officer, Executive Vice President and Senior Vice President, U.S. Operations;

●	review and design of the annual non-equity incentive plan;

●	review and design of the equity incentive plan, including performance criteria and vesting conditions;

●	non-executive director compensation review; and

●	review of compensation discussion and analysis in our proxy statement.

Fees paid for GGA’s services were $44,398 and $66,747 for Fiscal 2024 and Fiscal 2025, respectively.

The Compensation Committee reviews all fees and the terms of consulting services provided by GGA.

Overview of Executive Compensation Program

	What We Do ✓		What We Do NOT Do ×
✓	DO align annual incentive pay and performance by linking annual incentive compensation to the achievement of performance goals tied to Company strategic objectives.	×	NO guaranteed cash incentives, equity compensation or salary increases for executives except in limited scenarios in connection with their hiring.

✓	DO align long-term incentive pay and performance by linking a portion of long-term compensation to the achievement of relative and absolute total stockholder return (“TSR”) goals.	×	NO full single trigger acceleration of annual equity Awards granted to executives.

✓	DO cap payouts for annual incentive awards.	×	NO executive retirement plans for any of our executives.

✓	DO maintain rigorous stock ownership guidelines (3x base compensation for the CEO and 1x base compensation for other executive officers).	×	NO compensation or incentives that encourage unnecessary or excessive risk taking.

✓	DO maintain a clawback policy with respect to cash and equity incentive compensation.	×	NO tax gross ups.

✓	DO conduct annual compensation review and approval of our compensation philosophy and strategy.	×	NO pledging of any of our securities by directors, executive officers or other employees.

✓	DO appoint a Compensation Committee comprised entirely of independent directors.	×	NO hedging or derivative transactions by directors, executive officers or other employees involving our securities.

✓	DO use an independent compensation consultant engaged by our Compensation Committee.	×	NO perquisites for executives.

✓	DO have a majority of executive compensation at risk based on corporate performance.

In Fiscal 2025, with the recommendations put forth by GGA (the “GGA Recommendations”), the Compensation Committee maintained the following general principles in determining its executive and non-executive director total compensation plans.

We recognize that people are our primary asset and our principal source of establishing a competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, we strive to maintain an executive compensation program that is competitive in the mining industry, which is a competitive, global labor market.

The Compensation Committee’s objective is to establish a compensation program that is designed to align with industry trends and attract and retain the best available talent while efficiently utilizing available resources. These objectives are achieved primarily through base compensation and equity compensation designed to be competitive with comparable companies, and to align management’s compensation with the long-term interests of stockholders. In determining executive management’s compensation, the Compensation Committee also takes into consideration our performance and financial condition.

In order to accomplish our goals and to ensure that our executive compensation program is consistent with its direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

●	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and

●	to reward each executive based on individual and corporate performance and to incentivize such executives to drive our current growth and sustainability objectives.

The following key principles guide our overall compensation philosophy:

●	compensation is designed to align executives to the critical business issues facing us;

●	compensation should be fair and reasonable to stockholders and be set with reference to the local market and similar positions of comparable companies;

●

a substantial portion of total compensation is at risk and linked to individual efforts, as well as divisional and corporate performance. This ensures the link between executive pay and business performance;

●	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with stockholders; and

●	compensation should be transparent to our Board of Directors, executives and stockholders.

Benchmarking Compensation and Peer Groups

As we continued to scale our operations and balance sheet, the Compensation Committee reviewed the Peer Group to ensure continued alignment with market comparables in both size and sector exposure.

In Fiscal 2025, the Compensation Committee commissioned a Peer Group review from GGA as part of a competitive compensation market update review of executive and director compensation in order to stay abreast of changes in the external market and to ensure that we continued to benchmark compensation with appropriate market comparators. In addition to external market trends, the Compensation Committee considered the complexity of our operations and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, revised the Peer Group from the prior year to address changes in the external market and to better reflect our business. The Peer Group remained relatively consistent with the prior year and included uranium and precious metals mining and oil and gas companies publicly traded on major North American exchanges, of similar size to us, primarily from a market capitalization perspective, but also considering other factors such as revenue and total assets. The Peer Group was used by the Compensation Committee to establish the compensation levels for our executive officers and our directors.

In Fiscal 2025, with the GGA Recommendations, our compensation philosophy aimed to align both our executive officers’ and directors’ compensation around the median of the Peer Group. At the time of the Peer Group review, we were positioned at the 35th percentile on a market capitalization basis, and at the 39th percentile on a total assets basis compared with the Peer Group.

In Fiscal 2025, the following companies were removed from or added to the Peer Group:

Removed from the Peer Group	Added to the Peer Group
Black Stone Minerals, L.P.	Centrus Energy Corp.
Filo Corp. (1)	NuScale Power Corporation
Fission Uranium Corp. (1)	Oklo Inc.

Note:

(1)	Filo Corp. was acquired by BHP and Lundin Mining Corporation in 2025. Additionally, Fission Uranium Corp. was acquired by Paladin Energy Ltd. in 2024.

The peers removed from the Peer Group were linked to changes in the external market or reflected the increased scale and complexity of our operations. The peers added to the Peer Group were approved on the merit of industry/sector relevance where we are directly competing for talent, operations and size. Overall, adjustments made for the Peer Group were completed to address our operational and overall year over year total asset growth. When examining peer alternatives, a balanced approach that examined shareholder and other uranium mining company peer groups was used to ensure that the Peer Group aligned within market norms.

In Fiscal 2025, the Peer Group was comprised of the following companies:

Peer Group
Cameco Corporation	Gulfport Energy Corporation	NuScale Power Corporation
Centrus Energy Corp.	Magnolia Oil & Gas Corporation	Oklo Inc.
Comstock Resources, Inc.	NexGen Energy Ltd.	Vital Energy, Inc.
Denison Mines Corp.	NGEx Minerals Ltd.
Energy Fuels Inc.	Northern Oil and Gas, Inc.

Named Executive Officers

Our named executive officers (collectively, the “Named Executive Officers” or “NEOs”) for Fiscal 2025 were:

●	Amir Adnani, President and Chief Executive Officer;
●	Josephine Man, Chief Financial Officer, Treasurer and Secretary;
●	Scott Melbye, Executive Vice President;
●	Brent Berg, Senior Vice President, U.S. Operations; and
●	Pat Obara, former Secretary, Treasurer and Chief Financial Officer.

On October 1, 2024, Josephine Man was appointed our Chief Financial Officer, Treasurer and Secretary, succeeding Pat Obara, who ceased to be an executive officer of our Company as of such date. On that date, Mr. Obara was appointed as Senior Vice President, Administration of our Company.

Compensation Elements and Rationale

Our executive compensation program consists of base compensation, short-term incentive awards and long-term incentive equity compensation.

Base Compensation

Base compensation is the foundation of the compensation program and is intended to compensate competitively relative to comparable companies within our industry and the marketplace where we compete for talent. Base compensation is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

The base compensation paid to our NEOs is more particularly described below under “Executive Services Agreements”.

Short-Term Incentive Awards

Our short-term incentive plan (the “STIP”) is a variable component of compensation and has the objective of motivating the executive officers to achieve corporate objectives over a one-year period and to provide a means to reward the achievement of corporate milestones and fulfillment of our annual business plan. The STIP provides an opportunity for an annual cash payout based on performance relative to the achievement of corporate and individual performance goals and metrics. The STIP has a maximum payout opportunity, which is 200% of each executive officer’s target STIP.

The Compensation Committee establishes STIP performance goals, metrics, weightings and targets in the first quarter of each fiscal year. Each of our executive officers has a target STIP set as a percentage of their base compensation (each, a “Target Award”), with payouts based on a performance multiplier dependent on corporate and individual performance. The performance multiplier and payouts achieved can range between 0% and 200% of each Target Award. No payout is awarded if the Compensation Committee deems that performance goals were not achieved. To determine Target Awards our Compensation Committee considers the breadth, scope and complexity of each executive officer’s role, internal equity and whether the executive officer's incentive compensation is competitive relative to similarly situated executives at companies in our Peer Group.

The following sets forth the Fiscal 2025 base compensation and the formula for payment of STIP awards.

The following sets forth the Target Awards expressed as a percentage of base compensation along with the corresponding corporate and individual performance weightings for our NEOs for Fiscal 2025.

		Fiscal 2025 Target Award		Performance Weighting
Executive Officer	Base Compensation	% of Base Compensation	Target Award	Corporate	Individual
Amir Adnani President and Chief Executive Officer	$660,000	110%	$726,000	90%	10%
Josephine Man Chief Financial Officer, Treasurer and Secretary	$200,000	50%	$100,000	65%	35%
Scott Melbye Executive Vice President	$335,000	70%	$234,500	65%	35%
Brent Berg Senior Vice President, U.S. Operations	$320,000	50%	$160,000	65%	35%
Pat Obara (1) Former Secretary, Treasurer and Chief Financial Officer	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~

Note:

(1)	Mr. Obara did not participate in the STIP in Fiscal 2025.

Performance Scorecard

The Compensation Committee establishes a performance scorecard in the first quarter of each fiscal year that sets out performance goals and metrics to guide and motivate the executives to execute on our strategy. At the end of each fiscal year, the Compensation Committee evaluates actual performance relative to the performance goals and metrics and recommends to our Board of Directors the payment of STIP awards. The Compensation Committee and our Board of Directors may exercise discretion to pay cash bonuses outside of the STIP and to not pay STIP awards even if performance awards are earned.

In the first quarter of Fiscal 2025, the Compensation Committee selected performance goals and metrics within a performance scorecard. At the end of Fiscal 2025, the Compensation Committee evaluated the performance achieved relative to the performance goals and metrics. The corporate goals are viewed as critical to adding value to stockholders and cover a mix of operational, balance sheet, health and safety and business development criteria. The key performance indicators are provided in the balanced scorecard below. Each of the corporate objectives had met or exceeded the breakthrough stretch objectives resulting in a 200% multiplier for the corporate objectives component of the scorecard. Each executive was also evaluated on a set of individual performance objectives tied to their unique role, responsibility and time-commitment.

The following sets forth the performance scorecard for Fiscal 2025.

	Weight		Performance Levels
Performance Metrics	Chief Executive Officer	Other Executive Officers	Threshold (50% of Target Award)	Target (100% of Target Award)	Breakthrough (200% of Target Award)	Result	Payout

Operational Objectives

1. Wyoming - Commencing operational ramp up

2. Texas - Commencing construction at the Burke Hollow Project

3. Saskatchewan - Completion of initial economic assessment at the Roughrider Project

						Operational Objectives:
Operational Objectives	31.5%	23%	One of three objectives	Two of three objectives	Three of three objectives	Three of three objectives completed	Breakthrough
			Strengthen the balance sheet to support growth initiatives using liquid assets comprised of cash and the fair value of physical uranium and equity holdings			Balance Sheet:
Balance Sheet	18%	13%	$50 million	$75 million	$100 million	Exceeded $100 million	Breakthrough
Total Recordable Injury			Promote high performing safe environments with no recordable injuries among employees
and Illness Incidence Rate	9%	7%	Rate below 4.8	Rate below 3.2	Rate below 1.6 and no fatalities	Rate: 1.59 and no fatalities	Breakthrough
Business Development	31.5%	23%	Increase production capacity and resources with accretive acquisition			Acquisition: Completed	Breakthrough
			Chief Executive Officer: Exceeded Expectations			Individual
Chief Executive Officer Individual Performance	10%	-	Below Expectations	Met Expectations	Exceeded Expectations	Performance: Exceeded Expectations	Breakthrough
Other Executive			Other Executive Officers: Met Expectations			Individual
Officers Individual Performance	-	35%	Below Expectations	Met Expectations	Exceeded Expectations	Performance: Met Expectations	Target

Secondary Performance Considerations

In addition to the corporate objectives defined within the scorecard, the Compensation Committee also factored secondary performance considerations. UEC's broader sustainability objectives had the ability to reduce the corporate scorecard by up to 10% of the overall corporate multiplier. The Sustainability Committee and Compensation Committee monitored overall satisfaction on the results of the following areas: Wyoming and Texas - enhancing reclamation efforts for exploration drilling by implementing sediment control, soil recontouring, and revegetation; Wyoming - optimizing 11(e)2 byproduct management by using a bailer compactor, reducing waste volume and fuel consumption for shipments and continuing reclamation in mine unit 2 to meet expectations of stakeholders, including regulatory agencies and landowners; and at our Roughrider Project - continuing to advance environmental baseline studies.

Performance Goals and Metrics

The Compensation Committee selected the following performance goals and metrics within our performance scorecard on the belief that these performance goals and metrics were aligned with our corporate strategy and could be impacted by our executive officers. In Fiscal 2025, the payout opportunities for threshold, target and breakthrough performance levels were set at 50%, 100% and 200% of each Target Award, respectively, with interpolation between performance levels.

Operational Objectives: The Compensation Committee selected this metric based on the belief that achieving operational objectives will advance our ability to scale production and support additional extraction capacity. This metric required us to: (i) commence operational ramp up at our Christensen Ranch Mine in Wyoming; (ii) commence construction at our Burke Hollow Project in Texas; and (iii) complete an initial economic assessment at our Roughrider Project in Saskatchewan. The target level of performance required us to achieve any two of three operational objectives, the threshold level of performance required us to achieve any one operational objective and the breakthrough level of performance required us to achieve all of the three operational objectives. The result was performance at 200%. As of July 31, 2025, we had achieved all of our operational objectives.

Balance Sheet: The Compensation Committee selected this metric based on the belief that strengthening our balance sheet with at least $50 million of liquid assets comprised of cash and the fair value of physical uranium and equity holdings is important to support our growth initiatives. $75 million of liquid assets represented the target level of performance, $50 million of liquid assets represented the threshold level of performance and $100 million of liquid assets represented the breakthrough level of performance. The result was performance at 200%. As of July 31, 2025, we had cash, equities and inventory (excluding 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively) of approximately $320.58 million (based on closing prices as of July 31, 2025).

Total Recordable Injury and Illness Incidence Rate: The Compensation Committee selected this metric based on the belief that the Total Recordable Injury and Illness Incidence Rate (“IIR”) is critical to our overall approach to promoting high performing safe environments. Our Company’s IIR is calculated by multiplying the total number of recordable injuries and illnesses at our operations, as determined in accordance with the safety standards established by the OSHA by 200,000 and dividing that result by the total number of hours worked by all employees at our operations. In this formula, 200,000 represents the number of hours that would be worked by 100 employees working 40 hours per week, 50 weeks per year and provides the standard base for calculating incidence rates for a year pursuant to OSHA guidance. An IIR below 3.2 represented the target level of performance, an IIR below 4.8 represented the threshold level of performance and an IIR below 1.6 and no work-related fatalities represented the breakthrough level of performance. The result was performance at 200%. We achieved an IIR of 1.59 and had no work-related fatalities among employees at our operations.

Business Development: The Compensation Committee selected this metric based on the belief that increasing production capacity and the acquisition of additional accretive uranium resources will build on our strategic objectives. The acquisition of the Sweetwater Plant and portfolio of uranium mining properties in Wyoming from Rio Tinto completed in December of 2024 represented an opportunity to add a 3,000-ton-per-day processing mill with licensed capacity of 4.1 million pounds U3O8 per year. The acquisition established our third hub-and-spoke ISR production platform and strengthened our position as the largest licensed uranium producer in the U.S. Completion of the acquisition represented the breakthrough level of performance. No threshold or target award opportunities were established for this metric. The result was breakthrough performance at 200%.

Individual Performance: The Compensation Committee made a subjective determination of individual performance for each executive officer to determine whether the executive officer earned an award for performance in Fiscal 2025. Individual performance goals are defined for each executive based on their core area of responsibility. The CEO’s individual objectives are set by the Compensation Committee, while the CEO’s direct reports are determined by the CEO and approved by the Compensation Committee. Individual objectives are defined as either qualitative, quantitative or both.

Review of Executive Officer Performance

In Fiscal 2025 the following milestones were attained as a result of the success of the executives meeting their performance goals:

●	we completed the successful restart of uranium extraction at our Christensen Ranch Mine in Wyoming;

●	we advanced the phased ramp-up of mining activities at our Wyoming operations;

●	we commenced construction at our Burke Hollow Project in Texas, with our initial planned production area and a new satellite ion exchange facility;

●

we completed and filed a TRS report in accordance with S-K 1300 disclosing an initial economic assessment for our Roughrider Project in the Eastern Athabasca Basin of Saskatchewan, Canada in November of 2024;

●

we completed the acquisition of the Sweetwater Plant and uranium assets in Wyoming from Rio Tinto in December of 2024. The Sweetwater Plant added a 3,000-ton-per-day processing mill with licensed capacity of 4.1 million pounds U3O8 per year. The Sweetwater Acquisition established our third hub-and-spoke ISR production platform and strengthened our position as the largest licensed uranium producer in the U.S.;

●	our President and Chief Executive Officer, Amir Adnani, was appointed to the World Nuclear Association board of management in April of 2025;

●

we generated revenue of $66.84 million from sales made in the first half of 2025 of 810,000 pounds of U3O8, at $82.52 per pound from our physical portfolio, generating a gross profit of $24.48 million during Fiscal 2025; and

●	as at the end of Fiscal 2025 we had $320.58 million of cash, inventory(1) and equities at market prices(2).

Subsequent to Fiscal 2025:

●

our Sweetwater Plant in Wyoming was designated by the U.S. Government for fast-track permitting to add ISR capability. On completion our Sweetwater Plant will be the largest dual-feed uranium facility in the United States, licensed to process both conventional ore and ISR resin; and

●	we launched UR&C, a wholly owned subsidiary of the Company, to pursue the feasibility of developing a new state-of-the-art American uranium refining and conversion facility.

Notes:

(1)	This figure excludes 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed concentrate, respectively.
(2)	Market values for securities are based on closing prices as at July 31, 2025, and for U3O8 inventories are based on the spot price quoted on UxC ConverDyn as of such date.

Long-Term Incentive (Equity)

Our long-term incentive program (the “LTIP”) provides for, among other Awards, the granting of stock options, performance stock options (“PSOs”), RSUs and PRSUs to executive officers to both motivate executive performance and retention, as well as to align executive officer performance to stockholder value creation. In awarding long-term incentives, we compare our long-term incentive program to the Peer Group and evaluate such factors as the number of shares available for Awards under our Stock Incentive Plan and the number of Awards outstanding relative to the number of shares outstanding.

Each LTIP grant is based on the level of the position held and overall market competitiveness. The Compensation Committee takes into consideration previous grants when it considers new grants of equity Awards. The Compensation Committee administers the granting of equity Awards in accordance with our Stock Incentive Plan.

In each of Fiscals 2023 and 2024 performance based long-term equity incentive plan Awards were awarded to the executive officers in the form of PRSUs. The PRSUs are measured based on the Company’s three-year TSR relative to the Global X Uranium ETF. The PRSUs cliff vest and settle based on the achievement of the performance criteria at the end of 36 months. The number of PRSUs that may vest at the end of 36 months is contingent on the level of performance achieved and ranges from 0% to 200% of the PRSU target number of units. Regardless of the relative TSR performance of the Company versus the Global X Uranium ETF TSR, if the Company’s absolute TSR is negative between the grant date and the 36th month share price, the maximum number of PRSUs that can vest is capped at 100%. In Fiscal 2025, the Compensation Committee requested that GGA complete a stress test and review of the Global X Uranium ETF and relative TSR methodology. Two areas were identified for potential change as a result of the findings of this review. The first finding was that as the uranium sector has evolved in the public markets, there are more benchmark indices and peers to evaluate performance against. Secondly, as we have grown, measuring TSR on a relative basis point methodology results in a volatile performance multiplier that does not necessarily reflect the stockholder experience. A TSR ranking methodology on the other hand provides more stability tied to the stockholder experience. As a result of this review, the Compensation Committee amended the Fiscals 2023 and 2024 PRSU grants based on this analysis as described in more detail below. The Compensation Committee adjusted the multiplier design to address potential volatility that could misalign payouts with stockholder returns and result in excessive rewards or penalties, which was a decision made based on the findings from the PRSU stress test. The PRSUs granted in Fiscal 2023 and 2024 vest on July 31, 2026 and July 26, 2027, respectively.

The following table summarizes the Fiscals 2023 and 2024 PRSU vesting schedules.

		Performance Multiplier (Compensation Committee to determine, at its discretion, which performance multiplier to apply below)
Measurement Period	Performance Criteria	Relative TSR (Basis Points) Company TSR vs. Global X Uranium ETF TSR	TSR Ranking Company TSR vs. Global X Uranium ETF TSR	Performance Multiplier if Absolute Company TSR is Positive over the Measurement Period	Performance Multiplier if Absolute Company TSR is Negative over the Measurement Period
Grant date to end	Three-Year	Greater than -2,500 bps	Below 33rd percentile	0%	0%
of 36-month	Relative TSR against	-2,500 bps	33rd percentile	50%	50%
period	Global X Uranium ETF	0 bps	50th percentile	100%	100%
		2,500 bps	75th percentile and above	200%	100%

In Fiscal 2025, performance based long-term equity incentive plan Awards were awarded to the executive officers in the form of PRSUs. The PRSUs accrue over 36 months but will not settle until the end of the 36-month period and are contingent on the level of performance achieved. Each vested PRSU represents the opportunity to receive a share of common stock or its cash equivalent at the discretion of the Compensation Committee. The PRSUs are measured based on our TSR relative to a Performance Peer Group. The Performance Peer Group was determined after reviewing the constituents comprising the Sprott Uranium Miners Index and the Global X Uranium ETF as of the grant date. Our TSR will be ranked against the selected constituents. The PRSUs are evaluated using relative TSR over three annual periods and one 36-month period. The measurement periods are weighted as to 15% in each of years one, two and three and 55% over a 36-month period. The number of PRSUs that may accrue at the end of each annual period and at the end of the 36-month period is contingent on the level of performance achieved over each measurement period and ranges from 0% to 200% of the PRSU target number of weighted units.

The following table summarizes the Fiscal 2025 PRSU vesting schedule.

Measurement Period	Weight	Performance Criteria	Company TSR Ranking vs. Performance Peer Group TSR	Performance Multiplier over the Measurement Period
Year 1	15%	Annual	Below 33rd percentile	0%
		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%
Year 2	15%	Annual	Below 33rd percentile	0%
		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%
Year 3	15%	Annual	Below 33rd percentile	0%
		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%
Year 1 to Year 3	55%	Three Year	Below 33rd percentile	0%
		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%

Performance Peer Group

Performance Peer Group
Alligator Energy Limited	Deep Yellow Limited	GoviEx Uranium Inc.	Peninsula Energy Limited
ATHA Energy Corp.	Denison Mines Corp.	IsoEnergy Ltd.	Premier American Uranium Inc.
Aura Energy Limited	Elevate Uranium Ltd	Laramide Resources Ltd.	Skyharbour Resources Ltd.
Bannerman Energy Ltd	enCore Energy Corp.	Lotus Resources Limited	Sprott Physical Uranium Trust
Boss Energy Limited	Energy Fuels Inc.	Mega Uranium Ltd.	Sprott Uranium Miners ETF
Cameco Corporation	F3 Uranium Corp.	National Atomic Company Kazatomprom JSC	Ur-Energy Inc.
CanAlaska Uranium Ltd.	Forsys Metals Corp.	NexGen Energy Ltd.	Western Uranium & Vanadium Corp.
CGN Mining Company Limited	Global Atomic Corporation	Paladin Energy Ltd	Yellow Cake PLC

The following table summarizes the payouts earned by NEOs in Fiscal 2025 pursuant to PRSUs granted in Fiscal 2022. The TSR for our shares of common stock outperformed the Global X Uranium ETF by 1,659 basis points for the applicable performance period (being from July 29, 2022 to July 29, 2025). During such performance period, the absolute TSR was also positive. Accordingly, the PRSUs granted in Fiscal 2022 achieved payouts at 166% of target pursuant to the applicable performance period.

Name and Principal Position	Target Payout	Payout Earned	Payout
Amir Adnani, President and Chief Executive Officer	81,424 units	166%	135,463 shares
Scott Melbye, Executive Vice President	22,358 units	166%	37,196 shares
Pat Obara, Former Secretary, Treasurer and Chief Financial Officer	17,034 units	166%	28,339 shares
Josephine Man, Chief Financial Officer, Treasurer and Secretary	-	-	-
Brent Berg, Senior Vice President, U.S. Operations	-	-	-

In Fiscal 2025 the Compensation Committee reviewed the market prevalence of long-term equity incentive plans within the Peer Group and determined that PRSUs and RSUs were the most appropriate form of long-term equity incentive to grant in Fiscal 2025 due to market practice. The LTIP Awards awarded to our executive officers in Fiscal 2025 are more particularly described below in the “Grants of Plan Based Awards” table.

The following table summarizes the pay mix for our NEOs in Fiscal 2025 and illustrates the percentage of fixed versus at-risk pay:

Name and Principal Position	Base Compensation Cash	Cash Bonus (1)	Non-Equity Incentive Plan (STIP)	Stock Awards (LTIP) (2)	Stock Options (LTIP)	At-Risk Pay
Amir Adnani President and Chief Executive Officer	10%	4%	23%	63%	-	90%
Josephine Man (3) Chief Financial Officer, Treasurer and Secretary	15%	-	15%	61%	9%	85%
Scott Melbye Executive Vice President	25%	5%	22%	48%	-	75%
Brent Berg Senior Vice President, U.S. Operations	45%	-	24% (2)	32%	-	55%
Pat Obara (4) Former Secretary, Treasurer and Chief Financial Officer	37%	30%	-	33%	-	63%

Notes:

(1)	These amounts represent discretionary bonuses paid in the fiscal year.
(2)	These amounts represent RSUs and PRSUs.
(3)	Ms. Man was appointed as Chief Financial Officer, Treasurer and Secretary of our Company effective October 1, 2024.
(4)

On October 1, 2024, Mr. Obara stepped down as Secretary, Treasurer and Chief Financial Officer and was appointed as Senior Vice President, Administration of our Company effective October 1, 2024. He ceased to be an executive officer of the Company as of such date.

Other Non-Cash Compensation

We provide standard health benefits to our executive officers, including medical, dental and disability insurance.

Our other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Executive Compensation

Amir Adnani, President and Chief Executive Officer

During Fiscal 2025, Amir Adnani provided his services to us pursuant to a services agreement between us and Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control. See “Summary Compensation Table” below for his direct and indirect compensation for Fiscal 2025, including through Adnani Corp. Our compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and Chief Executive Officers and the value of Mr. Adnani’s expertise.

Mr. Adnani does not receive additional compensation in connection with his service as a director.

Scott Melbye, Executive Vice President

Scott Melbye is retained according to an executive services agreement with us, and his compensation for serving as an executive officer is disclosed below in the “Summary Compensation Table”. Our compensation policy for Mr. Melbye is based on comparisons of other companies’ remunerations made to their Executive Vice Presidents and the value of Mr. Melbye’s expertise.

Josephine Man, Chief Financial Officer, Treasurer and Secretary

We appointed Josephine Man as our Chief Financial Officer, Treasurer and Secretary effective October 1, 2024. Ms. Man is retained according to an executive services agreement, and her compensation is disclosed below in the “Summary Compensation Table”. Our compensation policy for Ms. Man is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Ms. Man’s expertise.

Pat Obara, former Secretary, Treasurer and Chief Financial Officer

Pat Obara stepped down as our Secretary, Treasurer and Chief Financial Officer effective October 1, 2024, ceasing to be an executive officer as of such date. Since such date, he has served as Senior Vice President, Administration. Mr. Obara served as our Secretary, Treasurer and Chief Financial Officer from October 2015 to October 2024, as our Vice President Administration from January 2011 to October 2015 and as our Chief Financial Officer from August 2006 to January 2011. Mr. Obara is retained according to an employment arrangement with our Company, and his compensation is disclosed below in the “Summary Compensation Table”. Our compensation policy for Mr. Obara in his role as Chief Financial Officer was based on comparisons of other companies’ remunerations made to their Chief Financial Officers (and subsequently, to officers that have similar responsibilities to Mr. Obara) and the value of Mr. Obara’s expertise.

Brent Berg, Senior Vice President, U.S. Operations

Brent Berg is retained according to an executive services agreement with our Company, and his compensation for serving as an executive officer is disclosed below in the “Summary Compensation Table”. Our compensation policy for Mr. Berg is based on comparisons of other companies’ remunerations made to their Senior Vice Presidents and the value of Mr. Berg’s expertise.

Retirement, Resignation or Termination Plans

Our executive officers with contracts for services have notice requirements which permit pay in lieu of notice.

Each of our executive services arrangements with Messrs. Melbye, Obara and Berg, Adnani Corp. and Ms. Man contemplates the case of termination due to various provisions whereby the NEOs will receive termination payments, as described below under “Executive Services Agreements”.

Compensation and Risk

We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have taken steps to ensure that our executive compensation program does not incentivize risk outside our risk appetite. Some of the key ways that we currently manage compensation risk are as follows:

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

Clawback Policy

We adopted a Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”), with an effective date of November 20, 2023, in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act (“Rule 10D-1”) and Section 811 of the NYSE American Company Guide (collectively, the “Final Clawback Rules”). Our Board has designated the Compensation Committee of our Board as the administrator of the Clawback Policy.

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers, as defined in Rule 10D-1 (each, a “Covered Officer”), in the event that we are required to prepare an accounting restatement in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, we may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

A copy of our Clawback Policy is included as Exhibit 97.1 to this Annual Report on Form 10-K.

Timing of Stock Awards and Disclosure of Material Nonpublic Information

We do not follow a predetermined scheduled for granting stock-based compensation. Typically, our Board of Directors and the Compensation Committee consider granting stock-based compensation on an annual basis in the last quarter of each fiscal year or for new hires around the hire date and outside of the filing of our financial results. The granting of Awards under our Stock Incentive Plan is contingent on our performance.

Our Board of Directors and the Compensation Committee review and approve these Awards. They ensure that material nonpublic information (“MNPI”) is taken into account when determining the timing and terms of the Awards and, if MNPI is present, the Awards will be deferred until such information has been publicly disclosed.

We do not time the disclosure of MNPI to influence the value of executive compensation. All material information is disclosed promptly in accordance with SEC rules and regulations and our internal policies.

Anti-Hedging and Anti-Pledging Policy

We adopted an Anti-Hedging and Anti-Pledging Policy (the “Anti-Hedging and Anti-Pledging Policy”). The Anti-Hedging and Anti-Pledging Policy provides that, unless otherwise previously approved by our Corporate Governance and Nominating Committee, no director, officer or employee of the Company or its subsidiaries or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with the Company, may, at any time: (i) purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of the Company’s debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company; or (ii) purchase Company securities on a margin or otherwise pledge Company securities as collateral for a loan. Any violation of our Anti-Hedging and Anti-Pledging Policy will be regarded as a serious offence. Our Anti-Hedging and Anti-Pledging Policy is available on our website at www.uraniumenergy.com.

Stock Ownership Guidelines

We adopted Stock Ownership Guidelines for our executive officers to further align the interests of our executive officers and stockholders (the “Stock Ownership Guidelines”). The Stock Ownership Guidelines provide that each executive officer should attain a specified level of ownership of shares of our common stock equal to a multiple of their base compensation within five years of the executive officer’s first appointment to their role. The stock ownership requirement is three times (3x) base compensation for our President and Chief Executive Officer and one times (1x) base compensation for our other executive officers. Our Stock Ownership Guidelines are available on our website at www.uraniumenergy.com. The following table sets forth the total stock ownership and value thereof for each of our executive officers as of September 23, 2025.

Executive Officer	Total Stock Ownership	Total Value of Stock Owned (1)	Stock Ownership Requirement	Meets Stock Ownership Requirement
Amir Adnani President and Chief Executive Officer	5,379,214	$58,579,640	$2,250,000	Yes
Josephine Man Chief Financial Officer, Treasurer and Secretary	38,827	$422,826	$285,000	Yes
Scott Melbye Executive Vice President	1,041,536	$11,342,327	$365,000	Yes
Brent Berg Senior Vice President, U.S. Operations	5,611	$61,104	$342,000	(2)

Notes:

(1)	The total value of stock owned is based on the $10.89 average closing price of our common stock for the 53 days preceding September 23, 2025.
(2)	Mr. Berg was appointed as an executive officer of the Company on March 21, 2024 and has until March 21, 2029 to meet his stock ownership guidelines.

As of July 31, 2025, and the filing date of this Annual Report, each of our executive officers are in compliance with the Stock Ownership Guidelines.

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

At our 2025 annual meeting of stockholders, we held an advisory vote on the compensation of our Named Executive Officers. The proposal received strong support, with approximately 95% of votes cast in favor. We viewed this level of support as general shareholder endorsement of our executive compensation philosophy and performance-based structure. As such, we did not implement any significant changes to our executive compensation program based on this advisory vote.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2025 was a current or former officer or employee of our Company or engaged in certain transactions with our Company required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2025, there were no Compensation Committee “interlocks”, which generally means that no executive officer of our Company served: (i) as a member of the Compensation Committee (or other Board of Directors’ committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (iii) as a member of the Compensation Committee (or other Board of Directors’ committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to our Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by our independent directors, Vincent Della Volpe, David Kong and Gloria Ballesta, who comprise our Compensation Committee.

Summary Compensation Table

The following table sets forth the compensation paid to our Named Executive Officers during each of the fiscal years ended July 31, 2025, 2024 and 2023:

Name and Principal Position	Year	Salary (1)	Bonus		Stock Awards (2)	Option Awards		Non-Equity Incentive Plan Compensation (3)	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Amir Adnani	2025	$660,000	$246,193	(4)	$3,998,055	$-		$1,452,000	$-	$-	$6,356,248	(11)
President and	2024	575,000	-		3,640,453	-		1,150,000	-	-	5,365,453	(11)
Chief Executive	2023	478,000	-		2,026,264	240,516	(5)	956,000	-	-	3,700,780	(11)
Officer

Josephine Man (7)	2025	166,667	-		674,812	99,954	(6)	160,000	-	-	1,101,432
Chief Financial	2024	-	-		-	-		-	-	-	-
Officer, Treasurer	2023	-	-		-	-		-	-	-	-
and Secretary

Scott Melbye	2025	351,749	67,605	(4)	671,516	-		300,000	-	-	1,390,871
Executive	2024	301,153	-		554,345	-		284,200	-	-	1,139,698
Vice President	2023	277,644	-		344,894	40,939	(5)	170,000	-	-	833,477

Brent Berg (8)	2025	320,000	-		227,901	-		170,000	-	-	717,901
Senior Vice	2024	115,282	60,000	(9)	110,319	-		-	-	-	285,601
President, U.S.	2023	-	-		-	-		-	-	-	-
Operations

Pat Obara (10)	2025	243,800	201,504	(4)	221,930	-		-	-	-	667,234
Former	2024	216,000	-		316,251	-		252,000	-	-	784,251
Secretary,	2023	152,023	-		280,229	33,262	(5)	186,462	-	-	651,976
Treasurer and
Chief Financial
Officer

Notes:

(1)

These amounts represent fees paid by us to our Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.

(2)

These amounts represent the aggregate grant date fair value of RSUs and PRSUs for the fiscal years noted. For Fiscal 2025, the grant date fair value of each RSU is $6.21 and $8.68 per share based on the most recent closing price of our common stock as of the grant dates of October 1, 2024 and July 31, 2025, respectively, and the grant date fair value of each PRSU granted on July 31, 2025 is $3.22 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2025: expected risk free interest rate: 3.56%; expected volatility: 60.70%; expected dividend yield: 0%; expected life in years: 3.0; and average correlation: 38.47%. For Fiscal 2024, the grant date fair value of each RSU is $5.49 per share based on the most recent closing price of our common stock as of the grant date of July 26, 2024, and the grant date fair value of each PRSU is $5.41 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 26, 2024: expected risk free interest rate: 4.20%; expected volatility: 73.50%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 83.80%. For Fiscal 2023, the grant date fair value of each RSU is $3.32 per share based on the most recent closing price of our common stock as of the grant date of July 31, 2023, and the grant date fair value of each PRSU is $3.35 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2023: expected risk free interest rate: 4.52%; expected volatility: 84.56%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 81.22%.

(3)	These amounts represent cash awards under our STIP. The payments for the fiscal years noted were made after our year-end results were evaluated in August 2025, 2024 and 2023, respectively.
(4)	These amounts represent discretionary bonuses paid in the fiscal year noted.
(5)

These amounts represent the aggregate grant date fair value of PSOs which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the PSOs granted on July 31, 2023: exercise price: $3.98; expected risk free interest rate: 4.14%; expected annual volatility: 79.46%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $2.09.

(6)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on October 1, 2024: exercise price: $6.21; expected risk free interest rate: 3.48%; expected annual volatility: 79.75%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $4.09.

(7)	Ms. Man was appointed as Chief Financial Officer, Treasurer and Secretary of our Company effective October 1, 2024.
(8)	Mr. Berg was appointed as Senior Vice President, U.S. Operations of our Company effective March 21, 2024.
(9)	This amount represents a one-time sign-on bonus paid to Mr. Berg.
(10)

On October 1, 2024, Mr. Obara stepped down as Secretary, Treasurer and Chief Financial Officer and was appointed as Senior Vice President, Administration of our Company effective October 1, 2024. He ceased to be an executive officer of the Company as of such date.

(11)	This compensation reflects all amounts paid, both directly and indirectly through Adnani Corp.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2025, as follows:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of	All Other Option Awards: Number of	Exercise Price of	Grant Date Fair Value of Stock and
Name	Award Type (1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum	Shares of Stock or Units	Securities Underlying Options	Option Awards ($)	Option Awards ($)
Amir Adnani	STIP	August 1, 2024	248,655	497,310	1,452,000	-	-	-	-	-	-	-
President and	RSU	July 31, 2025	-	-	-	-	-	-	330,682	-	-	2,870,320	(3)
Chief	PRSU	July 31, 2025	-	-	-	175,000	350,000	700,000	-	-	-	1,127,735	(4)
Executive Officer

Josephine Man (7)	STIP	October 1, 2024	38,625	77,250	200,000	-	-	-	-	-	-	-
Chief Financial	Option	October 1, 2024	-	-	-	-	-	-	-	24,415	6.21	99,954	(5)
Officer, Treasurer	RSU	October 1, 2024	-	-	-	-	-	-	16,103	-	-	100,000	(6)
and Secretary	RSU	July 31, 2025	-	-	-	-	-	-	48,295	-	-	419,201	(3)
	PRSU	July 31, 2025	-	-	-	24,148	48,295	96,590	-	-	-	155,611	(4)

Scott Melbye	STIP	August 1, 2024	90,576	181,151	469,000	-	-	-	-	-	-	-
Executive Vice	RSU	July 31, 2025	-	-	-	-	-	-	56,420	-	-	489,726	(3)
President	PRSU	July 31, 2025	-	-	-	28,210	56,420	112,840	-	-	-	181,791	(4)

Brent Berg	STIP	August 1, 2024	61,800	123,600	320,000	-	-	-	-	-	-	-
Senior Vice	RSU	July 31, 2025	-	-	-	-	-	-	19,148	-	-	166,205	(3)
President, U.S.	PRSU	July 31, 2025	-	-	-	9,574	19,148	38,296	-	-	-	61,697	(4)
Operations

Pat Obara (8)	STIP	-	-	-	-	-	-	-	-	-	-	-
Former Secretary,	RSU	July 31, 2025	-	-	-	-	-	-	25,568	-	-	221,930	(3)
Treasurer and	PRSU	-	-	-	-	-	-	-	-	-	-	-
Chief Financial
Officer

Notes:

(1)	STIP – refers to awards under our STIP.
RSU – refers to restricted stock units granted under our Stock Incentive Plan.
PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.
Option – refers to stock options granted under our Stock Incentive Plan.
(2)	These figures represent possible payouts pursuant to the STIP for Fiscal 2025.
(3)	The grant date fair value of each RSU is $8.68 per share based on the most recent closing price of our common stock as of the grant date of July 31, 2025.
(4)

The grant date fair value of each PRSU granted on July 31, 2025 is $3.22 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2025: expected risk free interest rate: 3.56%; expected volatility: 60.70%; expected dividend yield: 0%; expected life in years: 3.0; and average correlation: 38.47%.

(5)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on October 1, 2024: exercise price: $6.21; expected risk free interest rate: 3.48%; expected annual volatility: 79.75%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $4.09.

(6)	The grant date fair value of each RSU is $6.21 per share based on the most recent closing price of our common stock as of the grant date of October 1, 2024.
(7)	Ms. Man was appointed as Chief Financial Officer, Treasurer and Secretary of our Company effective October 1, 2024.
(8)

On October 1, 2024, Mr. Obara stepped down as Secretary, Treasurer and Chief Financial Officer and was appointed as Senior Vice President, Administration of our Company effective October 1, 2024. He ceased to be an executive officer of the Company as of such date.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2025, relating to equity Awards that have been granted to the Named Executive Officers:

	Option Awards						Stock Awards
Name	Award Type (1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($) (5)
Amir Adnani	PSO (6)	July 31, 2023	76,610	38,305	3.98	July 31, 2033	-	-	-	-
President	RSU (7)	July 31, 2023	-	-	-	-	132,564	1,149,330	-	-
and	RSU	July 26, 2024	-	-	-	-	264,481	2,293,050	-	-
Chief	RSU	July 31, 2025	-	-	-	-	330,682	2,867,013	-	-
Executive	PRSU (7)	July 31, 2023	-	-	-	-	-	-	210,897	705,926
Officer	PRSU	July 26, 2024	-	-	-	-	-	-	270,492	1,462,454
	PRSU	July 31, 2025	-	-	-	-	-	-	350,000	1,127,735

Josephine	Option (8)	July 16, 2020	40,000	-	0.91	July 16, 2030	-	-	-	-
Man (10)	Option (8)	July 21, 2021	11,440	-	2.15	July 21, 2031	-	-	-	-
Chief Financial	Option (8)	July 29, 2022	15,000	-	3.98	July 29, 2032	-	-	-	-
Officer, Treasurer	Option (8)	July 31, 2023	15,000	-	3.32	July 31, 2033	-	-	-	-
and Secretary	Option (8)	October 1, 2024	6,104	18,311	6.21	October 1, 2034	-	-	-	-
	RSU	October 1, 2024	-	-	-	-	16,103	139,613	-	-
	RSU	July 31, 2025	-	-	-	-	48,295	418,718	-	-
	PRSU	July 31, 2025	-	-	-	-	-	-	48,295	155,611

Scott Melbye	Option (8)	July 30, 2019	125,000	-	0.9421	July 30, 2029	-	-	-	-
Executive	Option (8)	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
Vice	PSO (9)	July 16, 2020	225,000	-	1.10	July 16, 2030	-	-	-	-
President	PSO (6)	July 31, 2023	13,040	6,520	3.98	July 31, 2033	-	-	-	-
	RSU	July 31, 2023	-	-	-	-	22,564	195,630	-	-
	RSU	July 26, 2024	-	-	-	-	40,274	349,176	-	-
	RSU	July 31, 2025	-	-	-	-	56,420	489,161	-	-
	PRSU	July 31, 2023	-	-	-	-	-	-	35,897	120,156
	PRSU	July 26, 2024	-	-	-	-	-	-	41,189	222,694
	PRSU	July 31, 2025	-	-	-	-	-	-	56,420	181,791

Brent Berg	Option (8)	March 21, 2024	17,919	17,918	6.72	March 21, 2034	-	-	-	-
Senior Vice	RSU	July 26, 2024	-	-	-	-	8,015	69,490	-	-
President,	RSU	July 31, 2025	-	-	-	-	19,148	166,013	-	-
U.S.	PRSU	July 26, 2024	-	-	-	-	-	-	8,197	44,318
Operations	PRSU	July 31, 2025	-	-	-	-	-	-	19,148	61,697

Pat Obara (11)	Option (8)	July 30, 2019	50,000	-	0.9421	July 30, 2029	-	-	-	-
Former	Option (8)	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
Secretary,	PSO (9)	July 16, 2020	250,000	-	1.10	July 16, 2030	-	-	-	-
Treasurer and	PSO (6)	July 31, 2023	10,594	5,298	3.98	July 31, 2033	-	-	-	-
Chief	RSU	July 31, 2023	-	-	-	-	18,334	158,956	-	-
Financial	RSU	July 26, 2024	-	-	-	-	38,404	332,963	-	-
Officer	RSU	July 31, 2025	-	-	-	-	25,568	221,675	-	-
	PRSU	July 31, 2023	-	-	-	-	-	-	29,167	97,629
	PRSU	July 26, 2024	-	-	-	-	-	-	39,276	212,351

Notes:

(1)	Option – refers to stock options granted under our Stock Incentive Plan.
PSO – refers to performance stock options granted under our Stock Incentive Plan.
RSU – refers to restricted stock units granted under our Stock Incentive Plan.
PRSU – refers to performance based restricted stock units granted under our Stock Incentive Plan.
(2)

RSUs granted on July 29, 2022 vest in substantially equal installments on each of July 29, 2023, 2024 and 2025. RSUs granted on July 31, 2023 vest in substantially equal installments on each of July 31, 2024, 2025 and 2026. RSUs granted on July 26, 2024 vest in substantially equal installments on each of July 29, 2025, 2026 and 2027.

(3)	The value shown is based on the closing price of our common stock of $8.67 per share on July 31, 2025.
(4)

Represents unearned shares under target PRSUs granted on July 31, 2023, July 26, 2024 and July 31, 2025. The PRSUs granted on July 31, 2023 cliff vest on July 31, 2026 depending on a three-year relative TSR performance. The PRSUs granted on July 26, 2024 cliff vest on July 26, 2027 depending on a three-year relative TSR performance. The PRSUs granted on July 31, 2025 accrue as to 15% on each of July 31, 2026, 2027 and 2028 depending on one-year relative TSR performance and 55% on July 31, 2028 depending on three-year relative TSR performance. The PRSUs accrue annually and settle after 36 months.

(5)

The grant date fair value of each PRSU granted on July 31, 2023 is $3.35 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2023: expected risk free interest rate: 4.52%; expected volatility: 84.56%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 81.22%. The grant date fair value of each PRSU granted on July 26, 2024 is $5.41 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 26, 2024: expected risk free interest rate: 4.20%; expected volatility: 73.50%; expected dividend yield: 0%; expected life in years: 3.0; and correlation: 83.80%. The grant date fair value of each PRSU granted on July 31, 2025 is $3.22 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of each PRSU was calculated using the Monte Carlo simulation model. The following assumptions were used to value the PRSUs granted on July 31, 2025: expected risk free interest rate: 3.56%; expected volatility: 60.70%; expected dividend yield: 0%; expected life in years: 3.0; and average correlation: 38.47%.

(6)	PSOs granted on July 31, 2023 vest in substantially equal installments on each of July 31, 2024, 2025 and 2026.
(7)	Indirectly held by the Named Executive Officer.
(8)

Stock options granted on July 30, 2019, July 16, 2020, July 21, 2021, July 29, 2022, July 31, 2023, March 21, 2024 and October 1, 2024 vest as to one-eighth on each day which is three and six months, respectively, from the date of grant and one-quarter on each day which is 12, 18 and 24 months, respectively, from the date of grant.

(9)	PSOs granted on July 16, 2020 vest in substantially equal installments on each of July 16, 2021, 2022 and 2023.
(10)	Ms. Man was appointed as Chief Financial Officer, Treasurer and Secretary of our Company effective October 1, 2024.
(11)

On October 1, 2024, Mr. Obara stepped down as Secretary, Treasurer and Chief Financial Officer and was appointed as Senior Vice President, Administration of our Company effective October 1, 2024. He ceased to be an executive officer of the Company as of such date.

Option Exercises and Stock Vested

The following table sets forth the value realized on stock options exercised and stock Awards vested for the Named Executive Officers for Fiscal 2025:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting (1) ($)
Amir Adnani, President and Chief Executive Officer	-	-	448,308	3,989,194
Josephine Man, Chief Financial Officer, Treasurer and Secretary	-	-	-	-
Scott Melbye, Executive Vice President	-	-	93,087	829,857
Brent Berg, Senior Vice President, U.S. Operations	-	-	4,007	36,023
Pat Obara, Former Secretary, Treasurer and Chief Financial Officer	-	-	75,924	675,337

Note:

(1)	These amounts represent the number of RSUs and PRSUs vested multiplied by the closing price of our common stock on each of the vesting dates.

No Pension Benefits

We do not maintain any plan that provides for payments or other benefits to our executive officers at, following or in connection with their retirement and including, without limitation, any tax-qualified defined benefit plans or supplemental executive retirement plans.

No Nonqualified Deferred Compensation

We do not maintain any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

Our non-executive directors receive an annual retainer consisting of cash and equity compensation for their annual service. The value and form of equity Awards granted to each director is based on the experience of the director, time spent on Company matters and the compensation paid to directors of other companies in the industry. In Fiscal 2025, RSUs and stock options were awarded to our non-executive directors. The RSUs vest over 36 months. The stock options vest over 24 months.

The following table sets forth information relating to compensation paid to our non-employee directors for Fiscal 2025:

Name (1)	Fees Earned Or Paid In Cash	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Spencer Abraham	$170,000	$146,597	$139,322	$-	$-	$-	$455,919
David Kong	73,000	59,180	56,244	-	-	-	188,424
Gloria Ballesta	65,500	59,180	56,244	-	-	-	180,924
Vincent Della Volpe	65,500	59,180	56,244	-	-	-	180,924
Trecia Canty	48,000	59,180	56,244	-	-	-	163,424

Notes:

(1)	Information for Mr. Adnani is disclosed above in the “Summary Compensation Table” and is not reported in the “Director Compensation” table of this Annual Report.
(2)

These amounts represent the grant date fair value of RSUs. The grant date fair value of each RSU is $8.68 per share based on the most recent closing price of our common stock as of the grant date of July 31, 2025. RSUs granted on July 31, 2025 vest in substantially equal installments on each of July 31, 2026, 2027 and 2028.

(3)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on July 31, 2025: exercise price: $8.68; expected risk free interest rate: 3.92%; expected annual volatility: 74.26%; expected life in years: 5.0; expected annual dividend yield: $Nil; and Black-Scholes value: $5.49.

As at July 31, 2025, our directors held stock options to acquire an aggregate of 1,123,454 shares of our common stock as follows: Spencer Abraham: 191,073 stock options; Amir Adnani: 114,915 stock options including PSOs; David Kong: 189,331 stock options; Vincent Della Volpe: 236,290 stock options; Gloria Ballesta: 243,290 stock options; and Trecia Canty: 148,555 stock options.

Amir Adnani serves as our Chief Executive Officer, President and director. Within his capacity as President and Chief Executive Officer, and through an executive services agreement with a private company, Adnani Corp., controlled by Mr. Adnani, he provides various consulting services. Mr. Adnani does not receive additional compensation in connection with his service as a director. Mr. Adnani’s direct and indirect compensation as an executive officer is disclosed above in the “Summary Compensation Table”.

In Fiscal 2025, Spencer Abraham, David Kong, Vincent Della Volpe, Gloria Ballesta and Trecia Canty served as independent directors. Mr. Abraham serves as our Chairman (non-executive). Mr. Kong serves as Chairperson of our Audit Committee. Mr. Della Volpe serves as Chairperson of our Compensation Committee. Ms. Ballesta serves as Chairperson of our Corporate Governance and Nominating Committee. Ms. Canty serves as Chairperson of our Sustainability Committee.

The following table sets forth the annual retainer fees paid to our non-executive directors in Fiscal 2025 and thereafter.

	Retainer
Board Position	Fiscal 2025	Fiscal 2026
Chairperson (non-executive)	$170,000	$170,000
Non-Executive Director	$38,000	$40,000
Audit Committee Chairperson	$12,500	$12,500
Compensation Committee Chairperson	$10,000	$10,000
Corporate Governance and Nominating Committee Chairperson	$5,000	$5,000
Sustainability Committee Chairperson	$5,000	$5,000
Audit Committee Members including the Chairperson	$7,500	$7,500
Committee Members other than Audit including the Chairperson (1)	$5,000	$5,000

Note:

(1)

Committee member retainers are applicable to the Compensation Committee, the Corporate Governance and Nominating Committee and the Sustainability Committee. Each Committee Chairperson also receives the base Committee member retainer.

In addition to such annual retainer fees, our non-executive directors may, from time to time, receive equity compensation, which is granted on a discretionary basis. The value and form of equity compensation granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to directors of other companies in the industry.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and Item 402(u) of SEC Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and Chief Executive Officer (“CEO”; and the “CEO Pay Ratio”). For Fiscal 2025, our last completed fiscal year:

●	the median of the annual total compensation of all employees of our Company (other than our CEO) was $68,387; and

●	the annual total compensation of our CEO, including incentive based compensation, as reported in the “Summary Compensation Table” above, was $6,356,248.

Based on this information, for Fiscal 2025 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 93 to 1.

We believe our CEO Pay Ratio for Fiscal 2025 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short and long-term corporate performance. The ratio of our CEO’s base compensation to the base compensation of our median employee was approximately 93 to 1 because our compensation philosophy aims to position the fixed portion of our CEO’s compensation near the 50th percentile of his position per the Peer Group review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, the Compensation Committee awards the CEO a mix of compensation with a higher variable component (i.e., annual bonus, RSUs and PRSUs) that is based upon individual performance. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase stockholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2025 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;

●

we determined that, as of July 31, 2025, our employee population consisted of approximately 170 individuals, excluding our CEO, working for us and our consolidated subsidiaries, with approximately 76% of these individuals located in the United States, 16% in Canada and 8% in Paraguay. This population consisted of our full-time employees. We do not have part-time, temporary and seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2025 for all full-time, part-time and temporary employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2025. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2025;

●	no adjustments were made for cost-of-living differences;

●	an average exchange rate for the U.S. dollar for Fiscal 2025 was applied to compensation reported in a foreign currency; and

●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $68,387. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our “Summary Compensation Table” included above.

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

Pursuant to the terms and provisions of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services to the Company which are in addition to his duties and responsibilities as our President and Chief Executive Officer; and (ii) we shall pay to Adnani Corp. a monthly fee of $34,000. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Adnani Corp. was reduced on a non-accrued basis from its original and stated amount to $16,830. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Adnani Corp. was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on May 31, 2021 and again effective on March 1, 2022, the monthly fee payable to Adnani Corp. was increased to $36,666 and $38,500, respectively. Effective on August 1, 2022 and again effective on August 1, 2023, the monthly fee payable to Adnani Corp. was increased to $39,833 and $47,916.67, respectively. Effective on August 1, 2024 and again effective on August 1, 2025, the monthly fee payable to Adnani Corp. was increased to $55,000 and $62,500, respectively.

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

If the Company elects to terminate the Adnani Agreement without just cause (as defined therein), or if Adnani Corp. terminates the Adnani Agreement for just cause, for good reason or for good reason as a result of a change of control (each as also defined therein), and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, the Company shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of 24 months of the then monthly fee, together with a cash payment equating to two times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable by the Company to Adnani Corp. within 14 calendar days of the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension; (iv) the Adnani Benefits Extension; and (v) the Adnani LTIP Vesting.

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

Pursuant to the terms and provisions of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee of $20,833. Effective on April 1, 2020, due to the COVID-19 pandemic, the monthly fee payable to Mr. Melbye was reduced on a non-accrued basis from its original and stated amount to $12,187.50. Effective on October 1, 2020 and again effective on May 31, 2021, the monthly fee payable to Mr. Melbye was reinstated to the levels in effect prior to April 1, 2020 and May 1, 2016, respectively. Effective on March 1, 2022 and again effective on August 1, 2023, the monthly fee payable to Mr. Melbye was increased to $21,875 and $24,166.67, respectively. Effective on August 1, 2024 and again effective on August 1, 2025, the monthly fee payable to Mr. Melbye was increased to $27,916.67 and $30,416.67, respectively.

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

Man Executive Employment Services Agreement

We appointed Josephine Man as our Chief Financial Officer, Treasurer and Secretary effective October 1, 2024. The terms of Ms. Man’s employment agreement are described below.

On October 1, 2024, our Board of Directors approved the entering into of an executive employment services agreement with Josephine Man, with an initial term commencing on October 1, 2024 and expiring on October 1, 2026 (the “Man Agreement”).

The Man Agreement is subject to automatic renewal on a 90-day to 90-day renewal basis unless either the Company or Ms. Man provides written notice not to renew the Man Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the Man Agreement: (i) Ms. Man provides various employment services to the Company which are inclusive of her duties and responsibilities commensurate with her position as our Company’s Chief Financial Officer, Treasurer and Secretary; and (ii) Ms. Man is entitled to: (a) a gross monthly salary of $16,666.67 (the “Man Monthly Fee”) representing $200,000 on a yearly basis (the “Man Annual Fee”); (b) a yearly cash bonus (each, a “Man Bonus”) of up to 50% of the then Man Annual Fee based upon certain performance goals to be determined from year to year; (c) a STIP payment (each, a “Man STIP Bonus”) from 0% to up to 50% of the then Man Annual Fee based upon certain factors to be determined by our Board and Compensation Committee from time to time; (d) an initial vesting incentive stock option to purchase up to an aggregate of $100,000 in shares of common stock of the Company and vesting over a period of 24 months from the date of grant (which has now been awarded); (e) an initial vesting restricted stock unit award (the “Man RSU”) to acquire up to an aggregate of $100,000 in gross value RSUs of the Company and vesting equally over a period of three years from the date of grant (which has now been awarded); (f) a LTIP payment (each, a “Man LTIP Bonus”) from 0% to up to 50% of the then Man Annual Fee based upon certain factors to be determined by our Board and the Compensation Committee from time to time; (g) participation in all Company employee benefit and health insurance plans (each, a “Man Benefit”) at the Company’s cost; and (h) four weeks of accrued vacation per calendar year (the “Man Vacation”). Effective on August 1, 2025, the Man Monthly Fee was increased to $23,750.

If the Company elects to not renew the Man Agreement, and provided that Ms. Man is in compliance with the relevant terms and conditions of the Man Agreement, the Company shall be obligated to provide a termination package to Ms. Man as follows: (i) a cash payment equating to any outstanding Man Monthly Fee, Man Vacation, Man Bonus, Man STIP Bonus and Man LTIP Bonus entitlements (if any and calculated pro rata up to the effective termination date) earned by Ms. Man to the effective termination date (collectively, the “Man Outstanding Amounts”); (ii) a cash payment equal to any Man Monthly Fee that would be due and owing to the end of, respectively, the then term or renewal period of the Man Agreement (the “Man Termination Amount”); (iii) confirmation that all of Ms. Man’s then Benefits coverage would be extended for a period ending three months from the effective termination date (the “Man Benefits Extension”); and (iv) subject to the applicable provisions of the Man Agreement and the Company’s then Stock Incentive Plan, Ms. Man shall be entitled to then exercise any unexercised and fully vested portion of any stock options for a period of three months from the effective date of termination (the “Man Initial Options Extension”).

If the Company elects to terminate the Man Agreement without just cause (as defined therein), or if Ms. Man terminates the Man Agreement for just cause or for good reason as a result of a change of control (each as also defined therein), and provided that Ms. Man is in compliance with the relevant terms and conditions of the same, the Company shall be obligated to provide a termination package to Ms. Man as follows: (i) a cash payment equal to all Man Outstanding Amounts to the effective termination date; (ii) a cash payment equal to the Man Termination Amount to the effective date of termination; (iii) confirmation of the Man Benefits Extension; and (iv) subject to the applicable provisions of the Man Agreement and the Company’s then Stock Incentive Plan, Ms. Man shall be entitled to then exercise any unexercised and fully vested portion of any stock options for a period of one year from the effective date of termination.

If Ms. Man elects to terminate the Man Agreement, except for just cause, and provided that Ms. Man is in compliance with the relevant terms and conditions of the Man Agreement, or if the Company elects to terminate the Man Agreement for just cause, then the Company shall only be obligated to provide Ms. Man a cash payment equal to all Man Outstanding Amounts to the effective termination date.

The Man Agreement will be deemed terminated on the 30th calendar day following the death or disability of Ms. Man, in which case the Company shall be obligated to provide a termination package to Ms. Man, or Ms. Man’s estate as the case may be, as follows, provided that Ms. Man is or was in compliance with the relevant terms and conditions of the Man Agreement: (i) a cash payment equal to all Man Outstanding Amounts to the effective termination date; (ii) if disabled only, confirmation of the Man Benefits Extension; and (iii) subject to the applicable provisions of the Man Agreement and the Company’s Stock Incentive Plan, Ms. Man, or Ms. Man’s estate as the case may be, shall be entitled to then exercise any unexercised and fully vested portion of any stock options for a period of one year from the effective termination date.

Obara Employment Arrangement

Mr. Obara stepped down as our Secretary, Treasurer and Chief Financial Officer on October 1, 2024, and currently serves as our Senior Vice President, Administration of our Company. The terms of Mr. Obara’s employment arrangement are described below.

In Fiscal 2016 we effected an employment arrangement with Mr. Obara (the “Obara Employment Arrangement”). The Obara Employment Arrangement is subject to automatic renewal on a three-month to three-month basis unless the Company provides written notice not to renew the Obara Employment Arrangement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms of the Obara Employment Arrangement: (i) Mr. Obara provides various employment services to the Company; (ii) Mr. Obara is entitled to receive a monthly employment salary; (iii) Mr. Obara is entitled to participate in the Company’s group benefits plan; and (iv) Mr. Obara is entitled to four weeks’ paid vacation per year of employment. Effective on August 1, 2023, and again effective on August 1, 2024, the monthly employment salary payable to Mr. Obara was increased to $16,666.67 and $19,166.67, respectively.

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

Pursuant to the terms and provisions of the Berg Agreement: (i) Mr. Berg provides various employment services to UEC Wyoming and the Company which are inclusive of his duties and responsibilities commensurate with his position as our Company’s Senior Vice-President, U.S. Operations; and (ii) Mr. Berg is entitled to (a) a gross monthly salary of $26,666.67 (the “Monthly Salary”); representing $320,000 on a yearly basis (the “Annual Salary”); (b) a yearly cash bonus (each, a “Bonus”) of up to 50% of his then Annual Salary based upon certain performance goals to be determined from year to year; (c) a short-term incentive payment (each, a “STIP Bonus”) from 0% to up to 50% of his then Annual Salary based upon certain factors to be determined by our Board and the Compensation Committee from time to time; (d) an initial incentive stock option to purchase up to an aggregate of $160,000 in shares of common stock of the Company (which has been awarded); (e) a long-term incentive payment (each, an “LTIP Bonus”) from 0% to up to 50% of his then Annual Salary based upon certain factors to be determined by our Board and the Compensation Committee from time to time; (f) participation in all Company employee benefit and health insurance plans (each, a “Benefit”) at the Company’s cost; and (g) five weeks of accrued vacation per calendar year (the “Vacation”). Effective on August 1, 2025, the Monthly Salary was increased to $28,500.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 23, 2025, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock;

●	each Named Executive Officer;

●	each director; and

●	all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 464,704,265 shares of common stock outstanding as of September 23, 2025.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following September 23, 2025, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Named Executive Officers:
Amir Adnani	5,458,824 (2)	1.2%
Spencer Abraham	855,866 (3)	*
David Kong	280,061 (4)	*
Vincent Della Volpe	427,011 (5)	*
Trecia Canty	145,643 (6)	*
Gloria Ballesta	329,671 (7)	*
Scott Melbye	1,529,576 (8)	*
Brent Berg	32,489 (9)	*
Josephine Man	137,843 (10)	*
Pat Obara	1,288,811 (11)	*
All directors and executive officers as a group (9 persons)	9,196,984 (12)	2.0%
5% Stockholders:
T. Rowe Price Associates, Inc. 1307 Point Street Baltimore, MD, U.S.A., 21231	56,674,925 (13)	12.2%
BlackRock, Inc. 50 Hudson Yards New York, NY, U.S.A., 10001	29,529,945 (14)	6.4%
Global X Management Company LLC 605 3rd Avenue, 43rd Floor New York, NY, U.S.A., 10158	23,742,499 (15)	5.1%
State Street Corporation 1 Congress Street, Suite 1 Boston, MA, U.S.A., 02114	23,461,520 (16)	5.0%

Notes:

*	Less than one percent.

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date hereof. As of September 23, 2025, there were 464,704,265 shares of our common stock issued and outstanding.

(2)

This figure represents (i) 5,379,214 shares of our common stock held directly or indirectly by Mr. Adnani, (ii) 3,000 shares of our common stock held of record by Mr. Adnani’s wife and (iii) stock options to purchase 76,610 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)

This figure represents (i) 705,859 shares of our common stock held directly by Mr. Abraham and (ii) stock options to purchase 150,007 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)

This figure represents (i) 182,237 shares of our common stock held directly by Mr. Kong and (ii) stock options to purchase 97,824 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)

This figure represents (i) 207,228 shares of our common stock held directly by Mr. Della Volpe and (ii) stock options to purchase 219,783 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)

This figure represents (i) 13,595 shares of our common stock held directly by Ms. Canty and (ii) stock options to purchase 132,048 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)

This figure represents (i) 102,888 shares of our common stock held directly by Ms. Ballesta and (ii) stock options to purchase 226,783 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)

This figure represents (i) 1,041,536 shares of our common stock held directly by Mr. Melbye and (ii) stock options to purchase 488,040 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)

This figure represents (i) 5,611 shares of our common stock held directly by Mr. Berg and (ii) stock options to purchase 26,878 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)

This figure represents (i) 38,827 shares of our common stock held directly by Ms. Man (ii) stock options to purchase 93,648 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) 5,368 shares of our common stock issuable pursuant to restricted stock units that will vest within 60 days of the date hereof.

(11)

On October 1, 2024, Mr. Obara stepped down as Secretary, Treasurer and Chief Financial Officer of our Company and was succeeded by Josephine Man as Chief Financial Officer, Treasurer and Secretary, and was appointed as Senior Vice President, Administration of our Company. He ceased to be an executive officer of our Company as of such date. This figure represents (i) 853,217 shares of our common stock held directly by Mr. Obara and (ii) stock options to purchase 435,594 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(12)

This figure represents (i) 7,679,995 shares of our common stock (ii) stock options to purchase 1,511,621 shares of our common stock, which have vested or will vest within 60 days of the date hereof and (iii) 5,368 shares of our common stock issuable pursuant to restricted stock units that will vest within 60 days of the date hereof.

(13)	This information is based on a Schedule 13G filed with the SEC by T. Rowe Price Associates, Inc. on September 8, 2025.
(14)	This information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 26, 2024.
(15)	This information is based on a Schedule 13G/A filed with the SEC by Global X Management Company LLC on August 14, 2025.
(16)	This information is based on a Schedule 13G filed with the SEC by State Street Corporation on August 12, 2025.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as described in this Annual Report, the Company was not involved in any transactions since the beginning of Fiscal 2025, and is not involved in any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 in which a related person had or will have a direct or indirect material interest.

During Fiscal 2025 and Fiscal 2024, the Company incurred $28,509 and $28,384, respectively, in G&A costs paid to Blender Media Inc. (“Blender”), a company controlled by Arash Adnani, a direct family member of our President and Chief Executive Officer, for various services, including information technology, corporate branding, media, website design, maintenance and hosting, provided to our Company. Our President and Chief Executive Officer does not sit on any of our Board of Directors’ key committees: Audit Committee; Compensation Committee; Corporate Governance and Nominating Committee; or Sustainability Committee. Blender is an award-winning design agency and a leader of investor marketing in North America. Blender works with over 500 private and publicly traded companies on all major stock exchanges, including the NYSE, NASDAQ and TSX.

As of July 31, 2025, the amount owing to Blender totaled $108 (July 31, 2024: $1,456).

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our Board of Directors, or approving any contracts or other transactions with any of our current or former executive officers.  The Charter of the Audit Committee sets forth our written policy for the review of related party transactions.

Director Independence

Our Board of Directors has determined that Spencer Abraham, David Kong, Vincent Della Volpe, Gloria Ballesta and Trecia Canty each qualify as independent directors under the listing standards of the NYSE American.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2025 and 2024.  Aggregate fees for professional services rendered to us by our auditor for our last two years are set forth below:

	Year Ended July 31, 2025	Year Ended July 31, 2024
Audit Fees	$445,000	$410,000
Audit-Related Fees	-	-
Tax Fees	226,000	180,000
Total	$671,000	$590,000

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

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company’s independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by the Company’s independent auditor. The Audit Committee has approved all audit and permitted non-audit services performed by its independent auditor, PricewaterhouseCoopers LLP, for Fiscal 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended (1)
3.1.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Bylaws, as amended (4)
4.1†	Description of Registrant’s Securities
10.1+	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013 (3)
10.2+	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014 (5)
10.3+	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015 (6)
10.4+	Executive Employment Services Agreement between Uranium Energy Corp., UEC Wyoming Corp. and Brent Berg, dated effective March 21, 2024 (8)
10.5+	2024 Stock Incentive Plan (9)
10.6+	Supplement Letter to Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated September 26, 2024(11)
10.7+*‡	Executive Employment Services Agreement between Uranium Energy Corp. and Josephine Man, dated October 1, 2024
10.8*	Amendment No. 1 to At The Market Offering Agreement by and between Uranium Energy Corp. and Goldman Sachs & Co. and the co-managers set forth therein, dated August 11, 2025
14.1*	Code of Ethics
19.1*	Insider Trading, Reporting and Blackout Policy
21.1*	Subsidiaries of Uranium Energy Corp.
23.1*	Consent of Independent Auditors, PricewaterhouseCoopers LLP
23.2*	Consent of Western Water Consultants, Inc.
23.3*	Consent of Tetra Tech Canada Inc.
23.4*	Consent of Understood Mineral Resources Ltd.
23.5*	Consent of Terracon Geotechnique Ltd.
23.6*	Consent of Snowden Optiro
23.7*	Consent of Clifton Engineering Group Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
96.1	Amended S-K 1300 Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, dated March 9, 2023 (7)
96.2	S-K 1300 Technical Report entitled “S-K 1300 Initial Assessment Texas Hub and Spoke ISR Project, USA”, dated June 10, 2024 (10)
96.3	S-K 1300 Technical Report Summary entitled “S-K 1300 Initial Assessment Report – Roughrider Uranium Project, Saskatchewan, Canada”, dated November 5, 2024(12)
97.1*	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation

101.1NS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

*	Filed herewith.
**	Furnished herewith.
†	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on September 29, 2022.
+	Indicates a management contract or compensatory plan.
‡	Portions of this exhibit have been omitted.
(1)	Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(2)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(3)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(4)	Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed with the SEC on October 14, 2014
(5)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(6)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(7)	Incorporated by reference to Exhibit 96.6 to our Amendment to our Annual Report on Form 10-K/A filed with the SEC on April 3, 2023.
(8)	Incorporated by reference to Exhibit 10.95 to our Annual Report on Form 10-K filed with the SEC on September 27, 2024.
(9)	Incorporated by reference to Exhibit 10.96 to our Annual Report on Form 10-K filed with the SEC on September 27, 2024.
(10)	Incorporated by reference to Exhibit 96.1 to our Current Report on Form 8-K filed with the SEC on June 12, 2024.
(11)	Incorporated by reference to Exhibit 10.97 to our Annual Report on Form 10-K filed with the SEC on September 27, 2024.
(12)	Incorporated by reference to Exhibit 96.1 to our Current Report on Form 8-K filed with the SEC on November 7, 2024.

Item 16. Form 10-K Summary

None.

URANIUM ENERGY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Uranium Energy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. and its subsidiaries (the Company) as of July 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

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

Assessment of impairment indicators of long-lived assets

As described in Note 2 to the consolidated financial statements, the carrying value of long-lived assets (consisting of mineral rights and properties and property, plant and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable (impairment indicators). The carrying amounts of the Company’s mineral rights and properties and property, plant and equipment were $709.6 million and $67.5 million, respectively, as of July 31, 2025. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable giving rise to the requirement to conduct an impairment test.  Circumstances that could trigger an impairment test include:(i) significant decreases in the market price of the asset, (ii) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices and material adverse changes relating to the Company’s legal rights to its mineral rights and properties, and (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of long-lived assets is a critical audit matter are that there was significant judgment by management when assessing whether there were indicators of impairment related to the Company’s long-lived assets, specifically related to assessing whether there were: (i) significant decreases in the market price of the assets, (ii) significant adverse changes in the business climate including significant decreases in uranium prices, or significant adverse changes in legal factors including material adverse changes related to the Company’s legal rights to its mineral rights and properties, (iii) significant increases in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, and (iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.   This in turn led to a high degree of auditor judgment and subjectivity performing procedures to evaluate audit evidence relating to the significant judgment made by management in their assessment of any events or changes in circumstances that could give rise to the requirement to conduct an impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of impairment indicators of long-lived assets. These procedures also included, among others, (i) assessing whether there were significant decreases in the market price of the assets by comparing the Company’s market capitalization to the carrying value of its net assets, (ii) evaluating whether there were significant adverse changes in the business climate including significant decreases in uranium prices by considering external market and industry data, and whether there were material adverse changes relating to the Company’s legal rights to its mineral rights and properties by obtaining evidence to support the mineral rights including inquiring with the Company’s legal counsel, and obtaining on a sample basis evidence to support the rights to the mineral properties, (iii) evaluating whether there were significant increases in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, and (iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, or other factors that may indicate that the carrying amounts of the long-lived asset may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

September 23, 2025

We have served as the Company’s auditor since 2020.

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars)

	Notes	July 31, 2025	July 31, 2024

CURRENT ASSETS
Cash and cash equivalents	9	$148,930	$87,533
Inventories	6	79,279	75,833
Prepaid expenses, deposits and other receivables		5,807	3,147
Investment in equity securities	11	-	68,731
TOTAL CURRENT ASSETS		234,016	235,244

MINERAL RIGHTS AND PROPERTIES	7	709,651	557,583
PROPERTY, PLANT AND EQUIPMENT	8	67,513	20,465
RESTRICTED CASH	9	9,207	7,251
EQUITY-ACCOUNTED INVESTMENT	10	55,825	58,809
INVESTMENT IN EQUITY SECURITIES	11	28,470	6,533
OTHER NON-CURRENT ASSETS		2,971	3,943
TOTAL ASSETS		$1,107,653	$889,828

CURRENT LIABILITIES
Accounts payable and accrued liabilities	12	$20,560	$22,938
Asset retirement obligations - current	13	5,160	2,953
Derivative liabilities	14	-	3,030
Other current liabilities		713	301
TOTAL CURRENT LIABILITIES		26,433	29,222

ASSET RETIREMENT OBLIGATIONS	13	33,904	16,672
OTHER NON-CURRENT LIABILITIES		1,293	1,474
DEFERRED TAX LIABILITIES	21	62,123	64,347
TOTAL LIABILITIES		123,753	111,715

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 454,015,855 shares issued and outstanding (July 31, 2024 - 410,355,768)	15	454	410
Additional paid-in capital		1,404,420	1,110,433
Accumulated deficit		(406,557)	(318,901)
Accumulated other comprehensive loss		(14,417)	(13,829)
TOTAL EQUITY		983,900	778,113
TOTAL LIABILITIES AND EQUITY		$1,107,653	$889,828

COMMITMENTS	6, 13
SUBSEQUENT EVENT	15

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of U.S. dollars, except per share data)

		Year Ended July 31,
	Notes	2025	2024	2023
SALES AND SERVICE REVENUE	17	$66,837	$224	$164,389
COST OF SALES AND SERVICES	17	(42,360)	(187)	(114,719)
GROSS PROFIT		24,477	37	49,670

OPERATING COSTS
Mineral property expenditures	7	66,064	32,383	18,620
General and administrative	19	27,260	21,873	20,064
Depreciation, amortization and accretion	7, 8, 13	4,474	2,183	2,007
Impairment loss on mineral properties	7	-	-	112
TOTAL OPERATING COSTS		97,798	56,439	40,803
INCOME (LOSS) FROM OPERATIONS		(73,321)	(56,402)	8,867

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(1,446)	(827)	(805)
Income (loss) from equity-accounted investment	10	(3,352)	1,017	(994)
Gain on settlement of liabilities		-	-	428
Gain (loss) on disposition of assets		(98)	(27)	20
Fair value gain (loss) on equity securities	18	(18,051)	27,505	(13,083)
Gain (loss) on revaluation of derivative liabilities	14	1,706	(8,226)	3,293
Interest income		4,022	2,629	350
Other income (expenses)		105	76	(513)
OTHER INCOME (EXPENSES)		(17,114)	22,147	(11,304)
LOSS BEFORE INCOME TAXES		(90,435)	(34,255)	(2,437)
DEFERRED TAX RECOVERY (EXPENSE)	21	2,779	5,034	(870)
NET LOSS FOR THE YEAR		(87,656)	(29,221)	(3,307)

OTHER COMPREHENSIVE LOSS
Translation loss		(588)	(10,221)	(3,422)
TOTAL OTHER COMPREHENSIVE LOSS		(588)	(10,221)	(3,422)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(88,244)	$(39,442)	$(6,729)

NET LOSS PER SHARE	20
Basic		$(0.20)	$(0.07)	$(0.01)
Diluted		$(0.20)	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		427,680,193	397,309,780	364,789,621
Diluted		427,680,193	397,309,780	364,789,621

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

		Year Ended July 31
	Notes	2025	2024	2023
NET CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the year		$(87,656)	$(29,221)	$(3,307)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation		6,015	5,172	5,523
Depreciation, amortization and accretion	7, 8, 13	4,486	2,183	2,007
(Income) loss from equity-accounted investment	10	3,352	(1,017)	994
(Gain) loss on disposition of assets		98	27	(20)
Impairment loss on mineral properties	7	-	-	112
Fair value (gain) loss on equity securities	18	18,051	(27,505)	13,083
(Gain) loss on revaluation of derivative liabilities	14	(1,706)	8,226	(3,293)
Gain on settlement of liabilities		-	-	(428)
Deferred tax expense (recovery)	21	(2,779)	(5,034)	870
Changes in operating assets and liabilities
Inventories		(2,305)	(69,626)	60,363
Prepaid expenses, deposits and other receivables		232	(74)	966
Other non-current assets		519	-	-
Accounts payable and accrued liabilities		(2,993)	10,360	(4,355)
Other liabilities		228	22	58
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(64,458)	(106,487)	72,573

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	15, 16	287,513	176,708	66,527
Repayments of other loans		-	-	(66)
Payments for withholding of employee taxes related to options, Restricted Stock Units ("RSUs") and Performance Based Restricted Stock Units ("PRSUs")		(2,674)	(3,632)	(1,044)
NET CASH PROVIDED BY FINANCING ACTIVITIES		284,839	173,076	65,417

INVESTING ACTIVITIES
Acquisition of Sweetwater Assets	5	(179,598)	-	-
Acquisition of UEX, net of cash acquired	3	-	-	1,984
Acquisition of Roughrider Project	4	-	-	(82,117)
Investment in mineral rights and properties		(215)	(1,440)	(101)
Purchase of property, plant and equipment		(5,480)	(1,988)	(555)
Capital contribution to equity-accounted investment	10	(538)	(2,876)	(1,415)
Purchase of additional interest in equity-accounted investment	10	-	(9,238)	-
Investment in equity securities	11	(25,695)	(12,115)	(47,192)
Proceeds from sale of equity securities	11	54,438	3,008	4,590
Proceeds from disposition of assets		59	8	26
NET CASH USED IN INVESTING ACTIVITIES		(157,029)	(24,641)	(124,780)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		63,352	41,948	13,210
FOREIGN EXCHANGE DIFFERENCE ON CASH		1	(29)	(132)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR		94,784	52,865	39,787
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	9	$158,137	$94,784	$52,865

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113
Common stock
Issued under ATM offering, net of issuance costs	41,764,036	43	285,706	-	-	285,749
Issued upon vesting of RSUs and PRSUs	393,655	-	-	-	-	-
Issued upon exercise of stock options	428,700	-	727	-	-	727
Issued upon exercise of warrants	1,054,997	1	4,618	-	-	4,619
Stock-based compensation
Common stock issued for consulting services	18,699	-	107	-	-	107
Amortization of stock-based compensation	-	-	5,911	-	-	5,911
Withholding of employee taxes related to stock options and RSUs	-	-	(3,082)	-	-	(3,082)
Net loss for the year	-	-	-	(87,656)	-	(87,656)
Other comprehensive loss	-	-	-	-	(588)	(588)
Balance, July 31, 2025	454,015,855	$454	$1,404,420	$(406,557)	$(14,417)	$983,900

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2022	289,638,307	$289	$613,179	$(286,373)	$(186)	$326,909
Common stock
Issued under ATM offering, net of issuance costs	15,171,253	15	58,405	-	-	58,420
Issued upon vesting of RSUs and PRSUs	261,232	-	37	-	-	37
Issued upon exercise of stock options	2,351,544	3	562	-	-	565
Issued upon exercise of warrants	4,359,086	5	8,846	-	-	8,851
Issued for acquisition of UEX and Roughrider	66,359,126	66	239,447	-	-	239,513
Stock-based compensation
Common stock issued for consulting services	53,407	-	218	-	-	218
Common stock issued under Stock Incentive Plan	258,909	-	945	-	-	945
Amortization of stock-based compensation	-	-	4,190	-	-	4,190
Withholding of employee taxes related to stock options and RSUs	-	-	(1,092)	-	-	(1,092)
Net loss for the year	-	-	-	(3,307)	-	(3,307)
Other comprehensive loss	-	-	-	-	(3,422)	(3,422)
Balance, July 31, 2023	378,452,864	$378	$924,737	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offering, net of issuance costs	26,375,699	26	167,848	-	-	167,874
Issued upon vesting of RSUs and PRSUs	489,746	-	-	-	-	-
Issued upon exercise of stock options	2,445,748	3	679	-	-	682
Issued upon exercise of warrants	2,591,711	3	17,659	-	-	17,662
Stock-based compensation
Amortization of stock-based compensation	-	-	5,172	-	-	5,172
Withholding of employee taxes related to stock options and RSUs	-	-	(5,662)	-	-	(5,662)
Net loss for the year	-	-	-	(29,221)	-	(29,221)
Other comprehensive loss	-	-	-	-	(10,221)	(10,221)
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	778,113

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

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

As at July 31, 2025, the Company had working capital (current assets less current liabilities) of $207.58 million including cash and cash equivalents of $148.93 million and purchased uranium inventories of $72.90 million. We believe our existing cash resources and cash flow from sale of uranium concentrates, and, if necessary, cash generated from the sale of the Company’s liquid assets, will provide sufficient funds to carry out our planned operations including uranium mining and our inventory purchase commitments for 12 months from the date that these audited consolidated financial statements are issued.

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

Mineral Rights and Properties

We have established the existence of mineral resources for certain uranium projects, including our Palangana Mine and Christensen Ranch Mine (collectively, the “ISR Mines”), and our Red Desert, Green Mountain, Roughrider and Christie Lake Projects. We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines. As a result, and despite the fact that we commenced extraction of mineralized materials at some of our ISR Mines, we remain an Exploration Stage Issuer, as defined by the SEC, and will continue to remain as an Exploration Stage Issuer until such time proven or probable reserves have been established.

Since we commenced extraction of mineralized materials at some of our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

Companies that are Production Stage Issuers, as defined by the SEC, having established proven and probable reserves and exited the exploration stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the exploration stage which has resulted in our Company reporting larger losses than if it would have been in the production stage due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities.  Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs had been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we would have been in the production stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the production stage.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.  Areas requiring significant judgements, estimates and assumptions include the valuation of acquired mineral rights, properties, properties, plant and equipment and equity-accounted investments, existence of impairment indicators for the Company’s long-lived assets, valuation and measurement of impairment losses on mineral rights and properties, valuation of recoverability of a credit loss, valuation of asset retirement obligations, and valuation of stock options, share purchase warrants and stock-based compensation.  Other areas requiring estimates include allocations of expenditures to inventories, depletion and amortization of mineral rights and properties and depreciation of property, plant and equipment.  Actual results could differ significantly from those estimates and assumptions.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

Foreign Currency Translation

The functional currency of our Company, including its subsidiaries, is the United States dollar, except for UEX Corporation ("UEX"), whose functional currency is the Canadian dollar. In accordance with ASC 830: Foreign Currency Matters, the financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses.  Non-monetary assets are translated at their historical exchange rates.  Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than our Company’s functional currency are included in the determination of net loss in the period.

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

Inventories

Inventories are comprised of supplies, work-in-progress and uranium concentrates (“U3O8”) from production and purchased uranium concentrates from the market. Expenditures related to the extraction and processing of uranium concentrates and depreciation and depletion charges of extraction and processing plant and equipment are capitalized as work-in-progress and uranium concentrates from production. Uranium extraction and processing cost includes direct materials, labor, and overheads incurred under normal operating conditions. Abnormal costs arising from underutilization are excluded from inventory and expensed as incurred. Costs of purchased uranium concentrates include the purchase price and other direct costs incurred during the purchase process.

Inventories are carried at the lower of cost or net realizable value and are charged to cost of sales using the average costing method.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

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

The Company's equity ownership in Anfield Energy Inc. ("Anfield") exceeds 20% but is less than 50%.  As permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in the common shares of Anfield (Note 11). Accordingly, subsequent changes in the fair value of Anfield's common shares are recognized in the Consolidated Statements of Operations.

Additionally, we hold certain equity investments in entities that we do not have the ability to exercise significant influence.  These equity investments represent our ownership interests in certain entities, and therefore meet the definition of an equity security under ASC 321 Investments – Equity Securities and are measured at fair value at each period end, with unrealized holding gains or losses recorded in the Consolidated Statements of Operations.

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

July 31, 2025

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

Leases

We determine if a contractual arrangement represents or contains a lease at inception.  Operating leases with lease terms greater than 12 months are included in Other Non-Current Assets, Other Current Liabilities and Other Non-Current Liabilities in our Consolidated Balance Sheets.  Assets under finance leases are included in Property, Plant and Equipment and the related lease liabilities in Other Current Liabilities and Other Non-Current Liabilities in our Consolidated Balance Sheets.

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

July 31, 2025

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

Revenue Recognition

Our revenues are primarily derived from the sale of U3O8 that we purchased under our Physical Uranium Program.  The sales contracts specify the quantity to be delivered, the price, payment terms and the period of delivery. The Company is required to notify the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

Stock-Based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards over the requisite service period of employees or consultants.  The fair value of stock options is determined using the Black-Scholes Valuation Model.  The fair value of restricted stock units is determined using the share price of the Company at the date of grant.  The fair value of performance based restricted stock units is determined using the Monte Carlo Simulation Model.  Stock-based compensation expense related to stock option awards is recognized over the requisite service period on a graded vesting basis.  Forfeitures are accounted for as they occur.

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

Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 and subsequent interim periods. The guidance is applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU did not materially impact the Company’s segment reporting as presented in Note 22.

Accounting Pronouncements Not Yet Adopted

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

July 31, 2025

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

NOTE 3:	ACQUISITION OF UEX

During Fiscal 2022, on June 13, 2022, we entered into a definitive agreement with UEX (the “UEX Agreement”) pursuant to which we would acquire all of the issued and outstanding common shares of UEX in an all-share transaction (the “UEX Acquisition”). On August 19, 2022, we acquired all of the issued and outstanding common shares of UEX.

In connection with the UEX Acquisition, we also issued 2,301,750 stock options (the “Replacement Options”) and 4,660,580 warrants (the “Replacement Warrants”) to replace the outstanding stock options and warrants of UEX that were outstanding immediately prior to the completion of the UEX Acquisition.

The estimated fair value of the Replacement Warrants in the amount of $8.90 million as of August 19, 2022 was classified as derivative liabilities in accordance with ASC 815 Derivatives and Hedging, as the exercise prices of the Replacement Warrants are denominated in Canadian dollars, which differs from the Company’s functional currency.  The change in fair value on the derivative liabilities is recorded as a change in fair value of derivative liability in our consolidated statements of operations.  The fair value of the Replacement Warrants on August 19, 2022 was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

Exercise Price in U.S. dollars	1.1111 to3.424242
Exercise Price in Canadian dollars	CA$1.44 to CA$4.44
Expected Risk Free Interest Rate	3.18% to 3.23%
Expected Volatility	90.98% to 101.52%
Expected Life in Years	0.75 to 2.05
Expected Dividend Yield	0.00%

The UEX Acquisition is accounted for as an acquisition of assets rather than a business as UEX did not meet the definition of a business in accordance with ASC 805 Business Combinations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

NOTE 5:	ACQUISITION OF THE SWEETWATER ASSETS

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

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the Sweetwater Acquisition:

Consideration paid
Cash	$175,399
Acquisition related costs	4,199
Total consideration	$179,598

Assets acquired and liabilities assumed
Prepaid expenses	$399
Property, plant and equipment	44,493
Mineral rights and properties	145,749
Total assets	190,641

Asset retirement obligations (Note 13)	10,392
Deferred tax liabilities	651
Total liabilities	11,043
Total net assets	$179,598

The Company recognized the assets and liabilities acquired in this acquisition by allocating the cost of the acquisition to the assets and liabilities based on their relative fair values. The fair value of the mineral rights and properties was based on a value per pound of uranium which was determined using an in situ multiples analysis. Management used data from comparable public companies and precedent transactions in the in situ multiples analysis to estimate a value per pound of uranium and apply that to the property resource estimates, taking into account project-specific characteristics. The fair value of property, plant and equipment was estimated using the cost approach by an independent valuation specialist, based on replacement cost new,  adjusted for physical depreciation, functional obsolescence and economic obsolescence.

The fair value of asset retirement obligations was measured based on the expected costs and timing for final well closure, plant and equipment decommissioning and removal, and environmental remediation, which are discounted to present value using credit adjusted risk-free rates. Surety bonds providing $22.56 million of coverage towards reclamation obligations were collateralized by the restricted cash as of July 31, 2025 (Note 9).

Cash flow on acquisition:

Cash paid	$175,399
Acquisition related costs	4,199
Acquisition of Sweetwater Assets	$179,598

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

NOTE 6:	INVENTORIES

As at July 31, 2025, we held 1,356,000 ( July 31, 2024: 1,466,000) pounds of purchased uranium concentrate inventory. Costs of inventory consisted of the following:

	July 31, 2025	July 31, 2024
Material and supplies	$1,470	$215
In-process inventory	3,770	-
Uranium concentrates from extraction	1,140	178
Purchased uranium inventories	72,899	75,440
	$79,279	$75,833

As at July 31, 2025, our uranium inventory purchase commitments over the next five fiscal years are as follows:

	Purchase Commitments in Pounds	Total Purchase Price
Fiscal 2026	300,000	$11,114
Total	300,000	$11,114

NOTE 7:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at July 31, 2025, we owned mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.

As at July 31, 2025, the carrying value of these mineral rights and properties was as follows:

Costs	United States	Canada	Paraguay	Total
Balance at July 31, 2023	$172,440	$384,607	$15,014	$572,061
Additions	100	1,340	-	1,440
Impact of foreign currency translation	-	(9,424)	-	(9,424)
Balance at July 31, 2024	172,540	376,523	15,014	564,077
Sweetwater Acquisition	145,749	-	-	145,749
Additions	215	1	-	216
Assets retirement obligations (Note 13)	7,688	-	-	7,688
Impact of foreign currency translation	-	(497)	-	(497)
Balance at July 31, 2025	$326,192	$376,027	$15,014	$717,233

Accumulated Depletion, Amortization and Impairment	United States	Canada	Paraguay	Total
Balance at July 31, 2023	$(6,389)	$(112)	$-	$(6,501)
Additions	-	-	-	-
Impact of foreign currency translation	-	7	-	7
Balance at July 31, 2024	(6,389)	(105)	-	(6,494)
Additions	-	-	-	-
Impairment	-	-	-	-
Additions	(1,088)	-	-	(1,088)
Balance at July 31, 2025	$(7,477)	$(105)	$-	$(7,582)

Carrying Value
Balance at July 31, 2024	$166,151	$376,418	$15,014	$557,583
Balance at July 31, 2025	$318,715	$375,922	$15,014	$709,651

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

During Fiscal 2025, the Company recognized an addition of $7.69 million to asset retirement obligations, with a corresponding increase in mineral rights and properties. This is a non-cash transaction and therefore has been excluded from the consolidated statements of cash flows.

We have not established proven or probable reserves, as defined by the SEC under the S-K 1300, for any of our mineral projects.  We have established the existence of mineral resources for certain uranium projects, including our ISR Mines.  Since we commenced uranium extraction at some of our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The details of mineral property expenditures are as follows:

	Year Ended July 31,
	2025	2024	2023
Permitting and compliance	$1,167	$1,895	$396
Property maintenance	4,974	3,986	3,608
Exploration	11,140	14,669	9,308
Development	33,891	6,650	1,749
Production readiness	14,892	5,183	3,559
Total	$66,064	$32,383	$18,620

NOTE 8:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2025			July 31, 2024
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Plant and Processing Facilities	$61,624	$(4,398)	$57,226	$19,346	$(2,708)	$16,638
Mining Equipment	6,980	(2,961)	4,019	3,740	(2,523)	1,217
Logging Equipment and Vehicles	5,518	(2,716)	2,802	3,452	(2,222)	1,230
Computer Equipment	264	(258)	6	300	(287)	13
Furniture and Fixtures	243	(204)	39	243	(190)	53
Buildings	2,086	(179)	1,907	337	(103)	234
Land	1,514	-	1,514	1,080	-	1,080
	$78,229	$(10,716)	$67,513	$28,498	$(8,033)	$20,465

The depreciation expenses for the year ended  July 31, 2025 was $2.88 million, ( July 31, 2024: $1.20 million, July 31, 2023: $1.06 million).

NOTE 9:	RESTRICTED CASH

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

Cash, cash equivalents and restricted cash are included in the following accounts:

	July 31, 2025	July 31, 2024	July 31, 2023
Cash and cash equivalents	$148,930	$87,533	$45,614
Restricted cash	9,207	7,251	7,251
Total cash, cash equivalents and restricted cash	$158,137	$94,784	$52,865

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2025

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of July 31, 2025, approximately $133.97 million of our cash and cash equivalents is held in a single financial institution at one of the largest banks in Canada and subject to concentration risk. The Company does not consider any of its financial assets to be impaired as of July 31, 2025.

NOTE 10:	EQUITY-ACCOUNTED INVESTMENT

As at July 31, 2025, we owned 17,978,364 shares of Uranium Royalty Corp. (“URC”), representing a 13.5% ( July 31, 2024: 14.8%) interest in URC.  In addition, two of our officers are members of URC’s board of directors, and two of our officers are also executive officers of URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during Fiscal 2025.  Should URC’s outstanding options and warrants be fully exercised, UEC’s ownership interest would decrease from 13.5% to 13.3%. URC is a public company listed on the Toronto Stock Exchange with the trading symbol "URC" and on NASDAQ with the trading symbol "UROY".  As at July 31, 2025, the fair value of our investment in URC was approximately $46.56 million ( July 31, 2024: $43.33 million).

As at July 31, 2025, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”) acquired through the UEX Acquisition completed on August 19, 2022.  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the changes in carrying value of our equity-accounted investment are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2022	$24,177	$-	$24,177
Addition from UEX Acquisition	-	24,502	24,502
Capital contribution	-	1,415	1,415
Share of income (loss)	414	(2,062)	(1,648)
Gain on dilution of ownership interest	654	-	654
Foreign exchange difference	(634)	(356)	(990)
Balance, July 31, 2023	24,611	23,499	48,110
Addition	9,238	-	9,238
Capital contribution	-	2,876	2,876
Share of income (loss)	2,032	(1,439)	593
Gain on dilution of ownership interest	424	-	424
Foreign exchange difference	(1,327)	(1,105)	(2,432)
Balance, July 31, 2024	34,978	23,831	58,809
Capital contribution	-	538	538
Share of loss	(265)	(3,115)	(3,380)
Gain on dilution of ownership interest	28	-	28
Foreign exchange difference	(84)	(86)	(170)
Balance, July 31, 2025	$34,657	$21,168	$55,825

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

NOTE 11:	INVESTMENTS IN EQUITY SECURITIES

The changes in our investments in equity securities are summarized as follows:

	July 31, 2025	July 31, 2024
Balance, beginning of year	$75,264	$38,656
Investment in public listed companies	25,695	12,115
Sale of investment in public listed companies	(54,438)	(3,008)
Fair value gain (loss) on equity securities (Note 18)	(18,051)	27,505
Foreign exchange difference	-	(4)
Balance, end of year	28,470	75,264
Current investment in equity securities	-	(68,731)
Non-current investment in equity securities	$28,470	$6,533

On January 15, 2025, the Company completed the acquisition of 1,428,572 post-consolidated common shares of Anfield (1) for total consideration of $10.46 million pursuant to a subscription agreement between the Company and Anfield. On February 20, 2025, the Company entered into an indemnification support agreement with Anfield. Under this agreement the Company provides an indemnity of $3.00 million in favour of Anfield for its surety bond and, in return, obtains the right to nominate members to Anfield board of directors in proportion to the Company’s ownership in Anfield. The indemnity may be canceled by the Company upon delivery of 30 days’ written notice. On June 20, 2025, the Company acquired an additional 2,266,666 post-consolidated common shares of Anfield by a private agreement for total consideration of $14.24 million.

Pursuant to ASC 323 Investments – Equity Method and Joint Ventures, there is a rebuttable presumption that equity method of accounting shall be applied for investments of 20% or more of the investee’s outstanding voting common stock. As at July 31, 2025, the Company owned 4,978,877 post-consolidated common shares(1) of Anfield ( July 31, 2024: 1,283,639 on a post-consolidated basis(1)), representing approximately 31.8% ( July 31, 2024: 9.5%) of the outstanding common shares of Anfield on a non-diluted basis and approximately 37.0% ( July 31, 2024: 13.1%) on a partially diluted basis after assuming the exercise of 1,283,639 post - consolidated share purchase warrants of Anfield (the "Anfield Warrants") held by the Company. As a result, the Company’s investment in Anfield’s common shares is subject to equity method of accounting. However, as permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in Anfield’s common shares. All subsequent changes in fair value of the common shares of Anfield are recognized in the consolidated statements of operations.

As at July 31, 2025, the fair value of the Company’s investment in Anfield’s common shares was $26.14 million ( July 31, 2024: $4.72 million) and the fair value of Anfield Warrants was $1.39 million ( July 31, 2024: $1.74 million). The fair value gain on the Company's investment in Anfield's common shares from the date of the fair value option was elected to July 31, 2025 was $1.22 million. See also Note 18.

The cumulative revaluation adjustment since acquisition of the equity securities held as at  July 31, 2025 is a loss of $8.18 million.

(1) Effective August 1, 2025, Anfield completed a share consolidation on the basis of one (1) post-consolidation common share for every seventy-five (75) pre-consolidation common shares. All references to Anfield’s common shares in this note are presented on a post-consolidated basis.

NOTE 12:	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at July 31, 2025, accounts payable and accrued liabilities consisted of the following:

	July 31, 2025	July 31, 2024
Trade payables	$10,585	$15,863
Accrued purchases	3,048	2,977
Accrued payroll liabilities	6,927	4,098
	$20,560	$22,938

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2025

NOTE 13:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities at our Palangana Mine, Hobson Processing Facility, Reno Creek Project, Alto Paraná Titanium Project, Christensen Ranch Mine and Irigaray Processing Facility, as well as the AROs related to Roughrider Acquisition, UEX Acquisition and Sweetwater Acquisition.

	July 31, 2025	July 31, 2024
Balance, beginning of year	$19,625	$18,670
Accretion	1,654	988
Assumed from Sweetwater Acquisition (Note 5)	10,392	-
Addition	7,688	-
Liabilities settled in cash	(295)	(33)
Balance, end of year	$39,064	$19,625
Current asset retirement obligations	(5,160)	(2,953)
Non-current assets retirement obligations	$33,904	$16,672

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2025	July 31, 2024
Undiscounted amount of estimated cash flows	$88,669	$29,030

Payable in years	1 to 37	1 to 23
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

NOTE 14:	DERIVATIVE LIABILITIES

On August 19, 2022, the Company issued Replacement Warrants (Note 3) in connection with the closing of the UEX Acquisition.  The Replacement Warrants were accounted for as derivative liabilities as the exercise prices of the Replacement Warrants were denominated in Canadian dollars which differs from our functional currency.

As at July 31, 2025, there were no Replacement Warrants outstanding. As at July 31, 2024, the fair value of the Replacement Warrants was estimated using the Black-Scholes model with the following assumptions, which is level 2 of the fair value measurement hierarchy:

July 31, 2024
Exercise Price in U.S. dollars	2.333 to3.2222
Exercise Price in Canadian dollars	CAD$3.22 to CAD$4.44
Expected Risk Free Interest Rate	5.42%
Expected Volatility	55.00%
Expected Life in Years	0.1
Expected Dividend Yield	0.00%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2025

The movement in derivative liabilities is as follows:

Balance, July 31, 2023	$4,313
Exercise of Replacement Warrants	(9,509)
Change in fair value	8,226
Balance, July 31, 2024	3,030
Exercise of Replacement Warrants	(1,324)
Change in fair value	(1,706)
Balance, July 31, 2025	$—

NOTE 15:	CAPITAL STOCK

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

On November 26, 2021, we filed a prospectus supplement to our 2021 Shelf with respect to the continuation of the May 2021 ATM Offering Agreement with the ATM Managers under which we may, if eligible, from time to time, sell shares of our common stock having an aggregate offering price of up to an additional $100 million for a total of $200 million through the ATM Managers selected by us (the “November 2021 ATM Offering”; and, together with the May 2021 ATM Offering, the “2021 ATM Offering”).

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for and units which include common stock, debt securities, warrants or any combination thereof (the “2022 Shelf”), which included an at-the-market offering agreement prospectus (the “2022 ATM Offering”; and, together with the 2021 ATM Offering, the “ATM Offerings”) covering the offering, issuance and sale of up to a maximum offering of $300 million under the 2022 Shelf.

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

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

During Fiscal 2023, we issued 15,171,253 shares of the Company’s common stock under our ATM Offerings for gross cash proceeds of $59.82 million. The total issuance costs were $1.40 million, which includes compensation of $1.35 million paid to the ATM Managers.

During Fiscal 2024, we issued 26,375,699 shares of the Company’s common stock under our 2022 ATM Offering for gross cash proceeds of $171.74 million. The total issuance costs were $3.86 million, all of which was related to compensation paid to the ATM Managers.

During Fiscal 2025, we issued 41,764,036 shares of the Company’s common stock under the 2022 ATM Offering and 2024 ATM Offering for gross cash proceeds of $292.35 million. The total issuance costs were $6.60 million, which includes compensation of $6.58 million paid to the ATM Managers and 2024 ATM Managers.

Subsequent to July 31, 2025, we issued 10,077,186 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $101.97 million. The total issuance costs were $2.29 million, all of which was related to compensation paid to the 2024 ATM Managers.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at July 31, 2025, and the changes during the periods, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2022	3,615,454	$1.92
Issuance of Replacement Warrants (Note 3)	4,660,580	2.95
Exercised	(4,359,086)	1.73
Expired	(59,918)	1.80
Balance, July 31, 2023	3,857,030	3.31
Exercised	(2,591,711)	3.13
Balance, July 31, 2024	1,265,319	3.29
Exercised	(1,065,899)	3.21
Expired	(40,329)	2.35
Balance, July 31, 2025	159,091	$4.13

URANIUM ENERGY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

A summary of share purchase warrants outstanding and exercisable as at July 31, 2025 is as follows:

Weighted Average Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiry Date
$4.13	159,091	0.68	April 5, 2026

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we received cash proceeds totaling $3.30 million, $8.12 million and $7.55 million, respectively, from the exercise of share purchase warrants.

NOTE 16:	STOCK-BASED COMPENSATION

Stock Options

During Fiscal 2025, Fiscal 2024, and Fiscal 2023, we granted stock options under our stock incentive plans to certain directors, officers, employees and consultants to purchase an aggregate of 102,036, 483,461 and 3,507,004 shares of the Company, respectively, which are subject to a 24-month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.  In addition, during Fiscal 2023, we granted performance stock options (“PSO”s) under our current stock incentive plan to certain of our directors and officers to purchase an aggregate up to 150,367 shares of the Company.  No PSOs were granted in Fiscal 2024 and Fiscal 2025.  The PSOs granted in Fiscal 2023 are subject to a three-year vesting provision whereby one-third of the total PSOs become exercisable at the end of each of the first, second and third year after the date of grant.

During Fiscal 2025, we granted stock options under our current stock incentive plan to one of our officers to purchase an aggregate of 24,415 shares of the Company, and the fair value of the stock option granted was $4.09 per share. We also granted stock options under our current stock incentive plan to our directors to purchase an aggregate of 66,332 shares of the Company, and the fair value of the stock options granted was $5.49 per share.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Valuation Model, with the following weighted average assumptions, which is level 2 of the fair value measurement hierarchy:

	Year Ended July 31,
	2025	2024	2023(1)
Expected Risk Free Interest Rate	3.81%	4.05%	4.14%
Expected Volatility	75.66%	78.83%	79.43%
Expected Life in Years	5.00	5.00	4.90
Expected Dividend Yield	0%	0%	0%
Weighted-Average Grant Date Fair Value	$4.88	$3.71	$2.18

(1) The assumptions used for the fair value measurement of the Replacement Options are excluded in the table above as they have been separately disclosed in Note 3.

A continuity schedule of outstanding stock options as at July 31, 2025, and the changes during the fiscal year periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2022	8,880,527	$1.58
Granted	3,507,004	2.46
Exercised	(3,995,897)	1.63
Forfeited	(24,651)	3.18
Expired	(40,000)	1.53
Balance, July 31, 2023	8,326,983	1.92
Granted	483,461	5.62
Exercised	(3,451,746)	1.33
Forfeited	(203,359)	1.70
Expired	(52,000)	2.62
Balance, July 31, 2024	5,103,339	2.66
Granted	102,036	7.65
Exercised	(552,052)	3.01
Forfeited	(59,116)	4.60
Balance, July 31, 2025	4,594,207	$2.71

The table below sets forth the number of shares issued and cash received upon exercise of stock options:

	Year Ended July 31,
	2025	2024	2023
Number of Options Exercised on Cash Basis	264,663	492,112	365,537
Number of Options Exercised on Non-Cash Basis	287,389	2,959,634	3,630,360
Total Number of Options Exercised	552,052	3,451,746	3,995,897

Number of Shares Issued on Cash Exercise	264,663	492,112	365,537
Number of Shares Issued on Non-Cash Basis	164,037	1,953,636	1,986,007
Total Number of Shares Issued Upon Exercise of Options	428,700	2,445,748	2,351,544

Cash Received from Exercise of Stock Options	$727	$681	$553
Total Intrinsic Value of Options Exercised	$2,741	$19,137	$8,867

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2025

A continuity schedule of outstanding unvested stock options at July 31, 2025, and the changes during the fiscal year periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2022	2,186,154	$1.79
Issuance of Replacement Options (Note 3)	2,301,750	1.75
Granted	1,205,254	2.18
Forfeited	(24,651)	2.00
Vested	(3,865,242)	1.66
Balance, July 31, 2023	1,803,265	2.28
Granted	483,461	3.71
Forfeited	(24,400)	2.31
Vested	(1,175,338)	2.35
Balance, July 31, 2024	1,086,988	2.83
Granted	102,036	4.88
Forfeited	(55,428)	3.04
Vested	(773,977)	2.64
Balance, July 31, 2025	359,619	$3.80

As at July 31, 2025, the aggregate intrinsic value of all outstanding stock options granted was estimated at $27.39 million (vested: $26.41 million and unvested: $0.98 million).  As at July 31, 2025, the unrecognized compensation cost related to unvested stock options was $0.75 million, which is expected to be recognized over 1.01 years.

A summary of stock options outstanding and exercisable as at July 31, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise	Outstanding at	Weighted Average	Weighted Average Remaining Contractual Term	Exercisable at	Weighted Average	Weighted Average Remaining Contractual Term
Prices	July 31, 2025	Exercise Price	(Years)	July 31, 2025	Exercise Price	(Years)
$0.91 to $0.99	1,347,750	$0.92	4.76	1,347,750	$0.92	4.76
$1.00 to $1.99	475,000	1.10	4.96	475,000	1.10	4.96
$2.00 to $2.99	464,649	2.27	5.92	464,649	2.27	5.92
$3.00 to $3.99	1,767,379	3.61	7.15	1,717,256	3.60	7.12
$4.00 to $4.99	15,000	4.39	9.16	5,000	4.60	8.50
$5.00 to $5.99	383,217	5.48	8.96	190,935	5.47	8.95
$6.00 to $6.99	64,558	6.51	8.84	26,176	6.58	8.76
$7.00 to $7.99	10,000	7.63	8.48	7,500	7.63	8.48
$8.00 to $8.68	66,654	8.68	10.00	322	8.28	9.30
	4,594,207	$2.71	6.32	4,234,588	$2.43	6.09

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

Restricted Stock Units

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the Company granted RSUs to certain directors and officers of the Company under our then stock incentive plans.  RSUs granted during Fiscal 2025, Fiscal 2024 and Fiscal 2023 have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant.  The fair value of these RSUs was determined using the share prices at the respective grant dates.

A continuity schedule of outstanding RSUs as at July 31, 2025, and the changes during the fiscal year end periods, is as follows:

	Number of Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Balance, July 31, 2022	836,034	$2.61
Granted	620,386	3.32
Vested	(464,985)	2.02
Forfeited	(11,935)	3.98
Balance, July 31, 2023	979,500	3.32
Granted	642,464	5.57
Vested	(454,284)	3.14
Balance, July 31, 2024	1,167,680	4.63
Granted	578,381	8.54
Cancelled/Forfeited	(993)	6.84
Vested	(541,871)	4.42
Balance, July 31, 2025	1,203,197	$6.60

A summary of outstanding unvested RSUs as at July 31, 2025, is as follows:

	Number of Restricted	Grant Date	Remaining Life	Aggregate Intrinsic
Grant Date	Stock Units	Fair Value	(Years)	Value
July 31, 2023	206,800	$3.32	1.08	$1,793
April 1, 2024	13,334	7.07	1.75	116
July 26, 2024	406,732	5.49	2.07	3,526
September 1, 2024	355	5.23	0.17	3
October 1, 2024	16,103	6.21	2.25	140
November 5, 2024	1,673	7.12	1.35	15
November 5, 2024	14,344	7.12	2.35	124
January 6, 2025	5,874	7.06	2.52	51
January 27, 2025	2,122	7.07	2.58	18
June 9, 2025	222	6.61	1.94	2
July 31, 2025	535,638	8.68	3.09	4,644
	1,203,197	$6.60	2.36	$10,432

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the number of RSUs vested, the net RSU shares issued and the net RSU shares forfeited as payments of tax withholding amounts were as follows:

	Year Ended July 31,
	2025	2024	2023
Number of RSUs vested	541,871	454,284	464,985
Number of net RSU shares issued	296,238	250,994	261,232
Number of RSU shares forfeited as payments of withholding amounts	245,633	203,290	203,753

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, stock-based compensation relating to the RSUs were $3.00 million, $1.82 million and $1.10 million, respectively. As at July 31, 2025, unrecognized compensation costs related to unvested RSUs totaled $6.35 million, which is expected to be recognized over a period of approximately 1.86 years.

Performance Based Restricted Stock Units

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, the Company granted 947,726, 718,308 and 551,923 maximum PRSUs (the “Awarded PRSUs”) and allocated up to the same amount of respective PRSUs, respectively, to the Company’s executive officers under our then stock incentive plans.

The Awarded PRSUs granted are accounted for as equity awards at fair value, and will vest at the end of a three-year service period subject to continued employment and certain performance conditions being met. The number of Awarded PRSUs that vest are adjusted using a multiplier that is based on total shareholder return by the Company’s shares over the three-year period relative to a peer group as defined by the Company’s Board of Directors. Each vested PRSU granted in Fiscal 2023 and Fiscal 2024 entitles the recipient to a payment of one common stock. Each vested PRSU granted in Fiscal 2025 entitles the recipient to a payment of one common stock or cash at the discretion of the Company’s Board of Directors.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

The fair values of the Awarded PRSUs granted were valued using the Monte Carlo Simulation Model at the date of grant with the following principal assumptions.

	Year Ended July 31,
	2025	2024	2023
Expected Risk Free Interest Rate	3.56%	4.20%	4.52%
Expected Volatility	60.70%	73.50%	84.56%
Expected Dividend Yield	0%	0%	0%
Expected Life in Years	3.00	3.00	3.00
Correlation	38.47%	83.80%	81.22%
Grant Price	$8.68	$5.49	$3.32
Grant Date Fair Value	$3.22	$5.41	$3.35

A continuity schedule of unvested PRSUs as at July 31, 2025, and the changes during the fiscal years, is as follows:

	Number of Unvested	Weighted Average Grant Date
	PRSUs	Fair Value
Balance, July 31, 2022	734,582	$3.24
Granted	551,923	3.35
Balance, July 31, 2023	1,286,505	3.29
Granted	718,308	5.41
Vested	(492,950)	2.48
Balance, July 31, 2024	1,511,863	4.56
Granted	947,726	3.22
Forfeited	(40,634)	4.80
Vested	(200,998)	4.80
Balance, July 31, 2025	2,217,957	$3.96

During Fiscal 2025, Fiscal 2024 and Fiscal 2023, stock-based compensation related to amortization of PRSUs totaled $1.15 million, $0.71million and $0.40 million, respectively.  As at July 31, 2025, unrecognized compensation costs relating to unvested PRSUs totaled $3.12 million, which is expected to be recognized over a weighted average period of approximately 2.47 years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2025, Fiscal 2024 and Fiscal 2023, is as follows:

	Year Ended July 31,
	2025	2024	2023
Stock-Based Compensation for Consultants
Common stock issued to consultants	$107	$-	$445
Amortization of stock option expenses	146	347	561
Amortization of RSU expenses	32	41	-
	285	388	1,006
Stock-Based Compensation for Management
Amortization of stock option expenses	600	611	400
Amortization of RSU and PRSU expenses	3,864	2,399	1,370
	4,464	3,010	1,770
Stock-Based Compensation for Employees
Common stock issued to employees	-	-	888
Amortization of stock option expenses	1,019	1,682	1,727
Amortization of RSU expenses	250	92	132
	1,269	1,774	2,747
Total Stock-Based Compensation	6,018	5,172	5,523
Stock-Based Compensation in General and Administrative Expenses	(6,015)	(5,172)	(5,415)
Stock-Based Compensation Capitalized	$3	$-	$108

NOTE 17:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of sales and service revenue and cost of sales and service revenue:

	Year Ended July 31,
	2025	2024	2023
Sales of purchased uranium inventory	$66,837	$-	$163,950
Revenue from toll processing services	-	224	439
Total sales and service revenue	$66,837	$224	$164,389

Cost of purchased uranium inventory	$(42,360)	$-	$(114,353)
Cost of toll processing services	-	(187)	(366)
Total cost of sales and services	$(42,360)	$(187)	$(114,719)

The table below provides a breakdown of major customers:

	Year Ended July 31,
	2025	2024
Customer A	50%	0%
Customer B	24%	0%
Customer C	14%	0%
Customer D	12%	0%
Customer E	0%	100%
	100%	100%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

NOTE 18:	FAIR VALUE GAIN (LOSS) ON EQUITY SECURITIES

Fair value gain (loss) on equity securities consisted of the following:

	Year Ended July 31,
	2025	2024	2023
Unrealized and realized gain (loss) from common shares and warrants of public listed companies	$(14,778)	$26,350	$(9,785)
Unrealized gain (loss) from fair value changes of Anfield common shares	(3,273)	1,155	(2,214)
Realized loss from investment in UEX shares transferred as consideration for UEX Acquisition	-	-	(1,084)
Total	$(18,051)	$27,505	$(13,083)

Our investments in equity securities are Level 1 financial instruments, which were re-valued using quoted share prices.

NOTE 19:	GENERAL AND ADMINISTRATIVE EXPENSES

The table below provides a breakdown of general and administrative expenses:

	Year Ended July 31,
	2025	2024	2023
Salaries and management fees	$9,960	$7,705	$5,168
Office, investor relations, communication, insurance and travel	6,995	5,807	6,801
Foreign exchange (gain) loss	(100)	(151)	71
Professional fees	4,390	3,340	2,609
Sub-total	21,245	16,701	14,649
Stock-based compensation	6,015	5,172	5,415
Total general and administrative expenses	$27,260	$21,873	$20,064

NOTE 20:	NET LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

	Year Ended July 31,
Numerator	2025	2024	2023
Net loss for the Year	$(87,656)	$(29,221)	$(3,307)

Denominator
Basic weighted average number of shares	427,680,193	397,309,780	364,789,621
Dilutive effect of stock awards and warrants	-	-	-
Diluted weighted average number of shares	427,680,193	397,309,780	364,789,621

Net loss per share - Basic	$(0.20)	$(0.07)	$(0.01)
Net loss per share - Diluted	$(0.20)	$(0.07)	$(0.01)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2025

NOTE 21:	INCOME TAXES

A reconciliation of income tax computed at the federal and state statutory tax rates including the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2025	2024	2023
Federal income tax provision rate	21.00%	21.00%	21.00%
State income tax provision rate, net of federal income tax effect	2.89%	2.89%	2.89%
Total income tax provision rate	23.89%	23.89%	23.89%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to our loss before income taxes.

The components of these differences are as follows:

	Year Ended July 31,
	2025	2024	2023
Loss before income taxes	$(90,435)	$(34,255)	$(2,437)
Corporate tax rate	23.89%	23.89%	23.89%
Expected tax expense (recovery)	(21,605)	(8,184)	(582)
Increase (decrease) resulting from
Foreign tax rate differences	(186)	(151)	(83)
Permanent differences	(317)	4,155	1,486
Prior year true-up	164	(81)	(464)
Change in state tax rate	982	77	(182)
Foreign exchange rate differences	330	(1,231)	1,687
Other	-	-	1,138
Change in valuation allowance	17,853	381	(2,130)
Deferred tax expense (recovery)	$(2,779)	$(5,034)	$870

We have incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

As at July 31, 2025, we re-evaluated the realizability of our tax loss carry-forwards and our conclusion that the realization of these tax loss carry-forwards is not likely to occur remains unchanged.  As a result, we will continue to record a full valuation allowance for the deferred tax assets relating to the remaining tax loss carry-forwards.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2025	2024	2023
United States	$(80,506)	$(13,928)	$5,192
Canada	(9,206)	(19,468)	(6,720)
Paraguay	(723)	(859)	(909)
	$(90,435)	$(34,255)	$(2,437)

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2025	July 31, 2024
Deferred tax assets (liabilities)
Mineral properties	$60	$2,107
Exploration costs	9,098	6,176
Stock option expense	2,985	2,448
Depreciable property	1,085	1,098
Inventories	296	334
Asset retirement obligations	6,280	4,267
Investment in equity securities	(3,745)	(3,351)
Equity accounted for investment	1,953	(4,190)
Other	(3,423)	(3,643)
Section 163(j) interest expense carry forwards	3,307	3,307
Loss carry forwards	83,499	72,214
	101,395	80,767
Valuation allowance	(96,976)	(78,741)
Deferred tax assets	4,419	2,026

Deferred tax liabilities
Mineral properties	(66,542)	(66,373)
Net deferred tax liabilities	$(62,123)	$(64,347)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2026	$4,703
July 31, 2027	3,171
July 31, 2028	2,798
July 31, 2029	10,332
July 31, 2030	9,183
Between July 31, 2031 and 2037	146,045
No expiry	167,234
$343,466

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

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$132
July 31, 2028	455
July 31, 2029	556
July 31, 2030	552
July 31, 2031	706
Remaining balance	5,849
$8,250

NOTE 22:	SEGMENT INFORMATION

The Company’s operating segments consist of uranium exploration and mining activities in Wyoming, Texas, Saskatchewan and Others, as well as a corporate segment engaged in investments and the trading of purchased uranium inventory.

Our Chief Executive Officer who is the CODM evaluates performance and allocates resources for all of the Company’s reportable segments based on income (loss) before income taxes. The CODM uses segment income (loss) before income taxes to allocate resources, including decisions related to capital investment in mining operations and potential expansion opportunities. The significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in the Company’s consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

The Company adopted ASU 2023-07, Segment Reporting (Topic 280), on August 1, 2024. The new segment reporting requirement is applied retrospectively to all prior periods presented in these consolidated financial statements. The tables below present financial information for each of the Company’s reportable segments. All intercompany transactions have been eliminated.

	Year ended July 31, 2025
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales and service revenue	$-	$-	$-	$-	$66,837	$66,837
Cost of sales and services	-	-	-	-	(42,360)	(42,360)
Depreciation, amortization and accretion	(3,485)	(822)	(151)	(7)	(9)	(4,474)
Other operating expenses(1)	(42,895)	(20,707)	(8,491)	(1,190)	(20,041)	(93,324)
Other income (expenses):
Interest expense and finance costs	(1,046)	-	-	(19)	(381)	(1,446)
Loss from equity-accounted investment	-	-	-	-	(3,352)	(3,352)
Fair value loss on equity securities	-	-	-	-	(18,051)	(18,051)
Gain on revaluation of derivative liabilities	-	-	-	-	1,706	1,706
Interest income	-	-	2	-	4,020	4,022
Other items	(109)	(290)	21	4	381	7
Loss before income taxes	$(47,535)	$(21,819)	$(8,619)	$(1,212)	$(11,250)	$(90,435)

Total assets	$366,177	$34,849	$378,517	$20,883	$307,227	$1,107,653
Equity-accounted investments	$-	$-	$-	$-	$55,825	$55,825
Capital additions	$191,826	$3,736	$273	$102	$-	$195,937

	Year ended July 31, 2024
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales and service revenue	$224	$-	$-	$-	$-	$224
Cost of sales and services	(187)	-	-	-	-	(187)
Depreciation, amortization and accretion	(1,584)	(500)	(84)	(4)	(11)	(2,183)
Other operating expenses(1)	(12,609)	(12,208)	(11,706)	(903)	(16,830)	(54,256)
Other income (expenses):
Interest expense and finance costs	(555)	-	-	(19)	(253)	(827)
Income (loss) from equity-accounted investment	-	-	(1,440)	-	2,457	1,017
Fair value gain (loss) on equity securities	-	-	(37)	-	27,542	27,505
Loss on revaluation of derivative liabilities	-	-	-	-	(8,226)	(8,226)
Interest income	-	-	1	-	2,628	2,629
Other items	(30)	(204)	19	10	254	49
Income (loss) before income taxes	$(14,741)	$(12,912)	$(13,247)	$(916)	$7,561	$(34,255)

Total assets	$169,740	$23,776	$378,368	$20,789	$297,155	$889,828
Equity-accounted investments	$-	$-	$-	$-	$58,809	$58,809
Capital additions	$646	$408	$2,281	$119	$3	$3,457

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)

July 31, 2025

	Year ended July 31, 2023
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales and service revenue	$439	$-	$-	$-	$163,950	$164,389
Cost of sales and services	(367)	-	-	-	(114,352)	(114,719)
Depreciation, amortization and accretion	(1,526)	(460)	(3)	(6)	(12)	(2,007)
Other operating expenses(1)	(7,143)	(7,786)	(5,134)	(1,596)	(17,025)	(38,684)
Impairment loss on mineral properties	-	-	(112)	-	-	(112)
Other income (expenses):
Interest expense and finance costs	-	-	(563)	(19)	(223)	(805)
Income (loss) from equity-accounted investment	-	-	(2,062)	-	1,068	(994)
Fair value loss on equity securities	-	-	(19)	-	(13,064)	(13,083)
Gain on revaluation of derivative liabilities	-	-	-	-	3,293	3,293
Interest income	-	-	36	-	314	350
Other items	(545)	(183)	1,015	2	(354)	(65)
Income (loss) before income taxes	$(9,142)	$(8,429)	$(6,842)	$(1,619)	$23,595	$(2,437)

Total assets	$169,706	$23,500	$386,356	$20,658	$137,369	$737,589
Equity-accounted investments	$-	$-	$-	$-	$48,110	$48,110
Capital additions	$62	$355	$386,684	$100	$15	$387,216

(1) Other operating expenses include mineral property expenditures and general and administrative expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: September 23, 2025.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal
Executive Officer) and Director
Date: September 23, 2025.

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)
Date: September 23, 2025.

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman and Director
Date: September 23, 2025.

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: September 23, 2025.

By:	/s/ David Kong
David Kong
Director
Date: September 23, 2025.

By:	/s/ Trecia Canty
Trecia Canty
Director
Date: September 23, 2025.

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: September 23, 2025.

129