Form 10-Q
period 2025-10-31
URANIUM ENERGY CORP
filed 2025-12-10
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 483,377,402 shares of common stock outstanding as of December 9, 2025.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended October 31, 2025

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	October 31, 2025	July 31, 2025

CURRENT ASSETS
Cash and cash equivalents		$454,718	$148,930
Inventories	3	81,662	79,279
Prepaid expenses and other receivables		6,632	5,807
TOTAL CURRENT ASSETS		543,012	234,016

MINERAL RIGHTS AND PROPERTIES	4	707,113	709,651
PROPERTY, PLANT AND EQUIPMENT	5	67,758	67,513
RESTRICTED CASH	6	7,657	9,207
EQUITY-ACCOUNTED INVESTMENTS	7	55,916	55,825
INVESTMENT IN EQUITY SECURITIES	8	44,491	28,470
OTHER NON-CURRENT ASSETS		2,561	2,971
TOTAL ASSETS		$1,428,508	$1,107,653

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$13,887	$20,560
Asset retirement obligations - current	9	5,017	5,160
Other current liabilities		688	713
TOTAL CURRENT LIABILITIES		19,592	26,433

ASSET RETIREMENT OBLIGATIONS	9	34,434	33,904
OTHER NON-CURRENT LIABILITIES		1,239	1,293
DEFERRED TAX LIABILITIES		60,760	62,123
TOTAL LIABILITIES		116,025	123,753

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 483,209,225 shares issued and outstanding (July 31, 2025 - 454,015,855)	10	483	454
Additional paid-in capital		1,745,847	1,404,420
Accumulated deficit		(416,898)	(406,557)
Accumulated other comprehensive loss		(16,949)	(14,417)
TOTAL EQUITY		1,312,483	983,900
TOTAL LIABILITIES AND EQUITY		$1,428,508	$1,107,653

COMMITMENTS	3
SUBSEQUENT EVENTS	3, 10

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended
		October 31,
	Notes	2025	2024
SALES	12	$-	$17,087
COST OF SALES	12	-	(10,836)
GROSS PROFIT		-	6,251

OPERATING COSTS
Mineral property expenditures	4	20,920	13,514
General and administrative		7,423	5,342
Depreciation, amortization and accretion	4,5,9	1,479	598
TOTAL OPERATING COSTS		29,822	19,454
LOSS FROM OPERATIONS		(29,822)	(13,203)

OTHER INCOME (EXPENSES)
Interest expense and finance costs		(723)	(341)
Income (loss) from equity-accounted investments	7	740	(476)
Fair value gain (loss) on equity securities	8	16,021	(10,349)
Gain on revaluation of derivative liabilities		-	1,706
Interest income		2,763	1,124
Others		12	44
OTHER INCOME (EXPENSES)		18,813	(8,292)

LOSS BEFORE INCOME TAXES		(11,009)	(21,495)
DEFERRED TAX RECOVERY		668	1,337
NET LOSS FOR THE PERIOD		(10,341)	(20,158)

OTHER COMPREHENSIVE LOSS
Translation loss		(2,532)	(1,728)
TOTAL OTHER COMPREHENSIVE LOSS		(2,532)	(1,728)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(12,873)	$(21,886)

NET LOSS PER SHARE	13
Basic		$(0.02)	$(0.05)
Diluted		$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		467,942,060	412,138,998
Diluted		467,942,060	412,138,998

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Three Months Ended October 31,
	Notes	2025	2024

OPERATING ACTIVITIES
Net loss for the period		$(10,341)	$(20,158)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	11	1,678	1,821
Depreciation, amortization and accretion	4,5,9	1,479	598
(Income) loss from equity-accounted investments	7	(740)	476
Gain on disposition of assets		-	(8)
(Gain) loss on revaluation of equity securities	8	(16,021)	10,349
Gain on revaluation of derivative liabilities		-	(1,706)
Deferred tax recovery		(668)	(1,337)
Changes in operating assets and liabilities
Inventories		(2,077)	9,992
Prepaid expenses and other receivables		(3,004)	(591)
Accounts payable and accrued liabilities		(4,473)	(10,899)
Other liabilities		(142)	11
NET CASH USED IN OPERATING ACTIVITIES		(34,309)	(11,452)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	10	342,760	64,647
Taxes and withholdings paid upon settlement of equity awards on a forfeiture basis		(3,083)	(2,637)
NET CASH PROVIDED BY FINANCING ACTIVITIES		339,677	62,010

INVESTING ACTIVITIES
Investment in mineral rights and properties		-	(114)
Capital contribution to equity-accounted investment		-	(538)
Proceeds from sale of equity securities		-	54,372
Purchase of property, plant and equipment		(1,128)	(1,219)
Proceeds from disposition of assets		-	8
NET CASH USED IN INVESTING ACTIVITIES		(1,128)	52,509

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		304,240	103,067
FOREIGN EXCHANGE DIFFERENCE ON CASH		(2)	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		158,137	94,784
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$462,375	$197,847

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2025	454,015,855	$454	$1,404,420	$(406,557)	$(14,417)	$983,900
Common stock
Issued under ATM offerings, net of issuance costs	10,077,186	10	99,665	-	-	99,675
Issued under private placement, net of issuance costs	575,000	-	7,880	-	-	7,880
Issued under public offering, net of issuance costs	17,825,000	18	231,587	-	-	231,605
Issued upon vesting of RSUs	2,879	-	-	-	-	-
Issued upon exercise of stock options	713,305	1	652	-	-	653
Stock-based compensation
Amortization of stock-based compensation	-	-	1,680	-	-	1,680
Common stock forfeited for tax paid upon vesting of equity awards		-	(37)	-	-	(37)
Net loss for the period	-	-	-	(10,341)	-	(10,341)
Other comprehensive loss	-	-	-	-	(2,532)	(2,532)
Balance, October 31, 2025	483,209,225	$483	$1,745,847	$(416,898)	$(16,949)	$1,312,483

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
October 31, 2025
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2025 (“Fiscal 2025”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the three months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2026 (“Fiscal 2026”). All amounts in the tables are expressed in thousands of U.S. dollars unless otherwise stated.

Mineral Rights and Properties

We have established the existence of mineralized materials for certain uranium projects, including our Palangana Mine and Christensen Ranch Mine (collectively, the “ISR Mines”), and our Red Desert, Green Mountain, Roughrider and Christie Lake Projects.  We have not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) under subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines.  Furthermore, we have no present plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines. As a result, and despite the fact that we commenced extraction of mineralized materials at some of our ISR Mines, we remain an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

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
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. We are in the Exploration Stage which has resulted in our Company reporting larger losses than if we would have been in the Production Stage due to the expensing, instead of the capitalization of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding depletion allocated to future reporting periods of our Company since those costs had been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if we would have been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.  The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU will be effective for fiscal years beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted.  The Company adopted this standard as of August 1, 2025 and will reflect the new disclosure requirements in its annual report.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.  This ASU requires public entities to disclose specified information about certain costs and expenses at each interim and annual reporting period, which includes amounts for inventory purchases, employee compensation, depreciation, intangible asset amortization and expenses related to oil and gas activities.  This ASU will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 3:	INVENTORIES

As at October 31, 2025, we held 1,356,000 ( July 31, 2025: 1,356,000) pounds of purchased uranium concentrate inventory. Costs of inventories consist of the following:

	October 31, 2025	July 31, 2025
Material and supplies	$1,496	$1,470
In-process inventory	5,599	3,770
Uranium concentrates from extraction	1,668	1,140
Purchased uranium inventories	72,899	72,899
	$81,662	$79,279

As of October 31, 2025, our uranium inventory purchase commitments for the next five fiscal years are as follows:

	Purchase Commitments
	in Pounds	Purchase Price
Fiscal 2026	300,000	$11,114
Total	300,000	$11,114

Subsequent to October 31, 2025, we received 200,000 pounds of uranium inventory pursuant to these commitments at a purchase price of $7.49 million.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at October 31, 2025, we owned mineral rights in the United States, Canada and the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.

As at October 31, 2025, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2025	$326,192	$376,027	$15,014	$717,233
Impact of foreign currency translation	-	(2,263)	-	(2,263)
Balance, October 31, 2025	326,192	373,764	15,014	714,970

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2025	(7,477)	(105)	-	(7,582)
Additions	(275)	-	-	(275)
Balance, October 31, 2025	(7,752)	(105)	-	(7,857)

Carrying Value
Balance, July 31, 2025	$318,715	$375,922	$15,014	$709,651
Balance, October 31, 2025	$318,440	$373,659	$15,014	$707,113

We have not established proven or probable reserves, as defined by the SEC under S-K 1300, for any of our mineral projects.  We have established the existence of mineral resources for certain uranium projects, including our ISR Mines.  Since we commenced uranium extraction at some of our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

Mineral property expenditures recorded during the period are as follows:

	Three Months Ended October 31,
	2025	2024
Permitting and land payments	$1,356	$1,478
Extraction readiness and mine site maintenance	2,403	2,437
Exploration	3,717	4,917
Development	13,444	4,682
Total	$20,920	$13,514

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 31, 2025			July 31, 2025
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$61,624	$(4,964)	$56,660	$61,624	$(4,398)	$57,226
Mining Equipment	7,276	(3,154)	4,122	6,980	(2,961)	4,019
Logging Equipment and Vehicles	6,441	(2,924)	3,517	5,518	(2,716)	2,802
Computer Equipment	267	(260)	7	264	(258)	6
Furniture and Fixtures	243	(207)	36	243	(204)	39
Buildings	2,086	(184)	1,902	2,086	(179)	1,907
Land	1,514	-	1,514	1,514	-	1,514
	$79,451	$(11,693)	$67,758	$78,229	$(10,716)	$67,513

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

Cash, cash equivalents and restricted cash are included in the following accounts:

	October 31, 2025	July 31, 2025
Cash and cash equivalents	$454,718	$148,930
Restricted cash	7,657	9,207
Total cash, cash equivalents and restricted cash	$462,375	$158,137

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less the amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of  October 31, 2025, approximately $318.87 million of our cash and cash equivalents is held in a single financial institution, which is among the largest banks in the U.S. and subject to concentration risk. The Company does not consider any of its financial assets to be impaired as of  October 31, 2025.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

As at October 31, 2025, we owned 17,978,364 shares of Uranium Royalty Corp. (“URC”), representing a 13.0% ( July 31, 2025: 13.5%) interest in URC.  In addition, two of our executive officers are members of URC’s board of directors. Furthermore, one of these executive officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three months ended October 31, 2025.  Should URC’s outstanding options be fully exercised, the Company’s ownership interest would decrease from 13.0% to 12.8%. URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”. As at October 31, 2025, the fair value of our investment in URC was approximately $87.37 million ( July 31, 2025: $46.56 million).

As at October 31, 2025, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”). JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During the three months ended October 31, 2025, the changes in carrying value of our equity-accounted investments are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2025	$34,657	$21,168	$55,825
Share of income (loss)	381	(1,158)	(777)
Gain on dilution of ownership interest	1,517	-	1,517
Foreign exchange difference	(416)	(233)	(649)
Balance, October 31, 2025	$36,139	$19,777	$55,916

For the three months ended October 31, 2025 and 2024, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended October 31,
	2025	2024
Share of income (loss)	$(777)	$(481)
Gain on dilution of ownership interest	1,517	5
Total	$740	$(476)

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	INVESTMENTS IN EQUITY SECURITIES

During the three months ended October 31, 2025, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2025	$28,470
Fair value gain on equity securities	16,021
Balance, October 31, 2025	$44,491

Pursuant to Accounting Standards Codification (“ASC”) 323 Investments – Equity Method and Joint Ventures, there is a rebuttable presumption that equity method of accounting shall be applied for investments of 20% or more of the investee’s outstanding voting common stock. As at October 31, 2025, the Company owned 4,978,877 common shares of Anfield Energy Inc. (“Anfield”) ( July 31, 2025: 4,978,877 on a post-consolidated basis(1)), representing approximately 31.4% ( July 31, 2025: 31.8%) of the outstanding common shares of Anfield on a non-diluted basis and approximately 36.5% ( July 31, 2025: 37.0%) on a partially diluted basis after assuming the exercise of 1,283,639 post-consolidated share purchase warrants of Anfield (the “Anfield Warrants”) held by the Company. As a result, the Company’s investment in Anfield’s common shares is subject to equity method of accounting. However, as permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in Anfield’s common shares. All subsequent changes in fair value of the common shares of Anfield are recognized in the consolidated statements of operations.

As at October 31, 2025, the fair value of the Company’s investment in Anfield’s common shares was $41.27 million ( July 31, 2025: $26.14 million) and the fair value of our Anfield Warrants was $2.06 million ( July 31, 2025: $1.39 million).

The cumulative revaluation adjustment since acquisition of the equity securities held as at October 31, 2025 is a gain of $7.85 million.

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

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2025	$39,064
Accretion	529
Liabilities settled in cash	(142)
Balance, October 31, 2025	39,451
Asset retirement obligations, current	(5,017)
Asset retirement obligations, non-current	$34,434

The estimated cash flows and assumptions used for our ARO estimates are as follows:

	October 31, 2025	July 31, 2025
Undiscounted amount of estimated cash flows	88,527	88,669

Payable in years	1 to 37	1 to 37
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 10:	CAPITAL STOCK

At-the-Market Offerings

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the United States Securities Act of 1933, as amended (the “Securities Act”), which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (the “2022 Shelf”), which included an at-the-market offering agreement prospectus (the “2022 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $300 million in shares of our common stock under the 2022 Shelf.

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

On November 14, 2025, we filed Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (the “2025 Shelf”), which included an at-the-market offering agreement prospectus (the “2025 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $600 million in shares of our common stock under the 2025 Shelf.

On November 14, 2025, we also entered into an at-the-market offering agreement (the “2025 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain co-managers (collectively, the “2025 ATM Managers”). Under the 2025 ATM Offering Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $600 million through the 2025 ATM Managers selected by us.

During the three months ended October 31, 2024, we issued 7,595,626 of the Company’s common stock under the 2022 ATM Offering for gross cash proceeds of $62.64 million. The total issuance costs were $1.41 million, all of which were related to compensation paid to the 2022 ATM Managers.

During the three months ended October 31, 2025, we issued 10,077,186 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $101.97 million. The total issuance costs were $2.29 million, all of which were related to compensation paid to the 2024 ATM Managers.

Public Offering

On  October 6, 2025, we completed a public offering of 15,500,000 shares of our common stock at a price of $13.15 per share, resulting in gross proceeds of $203.83 million. On October 9, 2025, the underwriter exercised its over-allotment option to purchase an additional 2,325,000 shares of common stock at the same offering price, providing additional gross proceeds to the Company of $30.57 million. The total issuance costs were $2.79 million pursuant to the public offering and the over-allotment purchase.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Private Placement

On October 2, 2025, we completed a private placement offering of 575,000 shares of our common stock issued as “flow-through shares” (the “FT Shares”), as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million. The proceeds will be applied toward certain qualifying Canadian exploration expenditures (“CEE”), as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada.

The difference between the Company’s trading price at the time of issuance and the price of the FT Shares is recorded as a flow-through share premium (the “FT Premium Liability”).  The FT Premium Liability of $0.75 million is recorded within accrued liabilities on our Consolidated Balance Sheet.  The FT Premium Liability will be derecognized in subsequent periods when the Company incurs qualifying CEE and submits the required documentation to renounce the related tax benefits to the FT Share subscriber.

Share Purchase Warrants

As at October 31, 2025, our number of outstanding share purchase warrants was 159,091 ( July 31, 2025: 159,091).

A summary of our share purchase warrants outstanding and exercisable as of October 31, 2025, is as follows:

	Number of	Weighted Average Remaining
Weighted Average	Warrants	Contractual
Exercise Price	Outstanding	Life (Years)	Expiry Date
4.13	159,091	0.43	April 5, 2026

NOTE 11:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the three months ended October 31, 2025, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2025	4,594,207	$2.71
Exercised	(857,220)	2.58
Forfeited	(1,200)	5.49
Balance, October 31, 2025	3,735,787	$2.74

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

The table below sets forth the number of shares issued and cash received upon the exercise of our stock options:

	Three Months Ended October 31,
	2025	2024
Number of Options Exercised on a Cash Basis	189,417	46,275
Number of Options Exercised on a Non-Cash Basis	667,803	127,100
Total Number of Options Exercised	857,220	173,375

Number of Shares Issued on a Cash Basis	189,417	46,275
Number of Shares Issued on a Non-Cash Basis	523,888	74,762
Total Number of Shares Issued Upon Exercise of Options	713,305	121,037

Cash Received from Exercise of Stock Options	$641	$120
Total Intrinsic Value of Options Exercised	$7,548	$809

A continuity schedule of our outstanding unvested stock options as of October 31, 2025, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2025	359,619	$3.80
Vested	(30,060)	4.43
Balance, October 31, 2025	329,559	$3.75

As at October 31, 2025, the aggregate intrinsic value of all of our outstanding stock options was estimated at $46.30 million (vested: $43.25 million and unvested: $3.05 million).  As at October 31, 2025, our unrecognized compensation cost related to unvested stock options was $0.49 million ( July 31, 2025: $0.75 million), which is expected to be recognized over 0.90 years.

A summary of our stock options outstanding and exercisable as of October 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	October 31, 2025	Exercise Price	Term (Years)	October 31, 2025	Exercise Price	Term (Years)
$0.91 to $0.99	1,007,750	$0.92	4.44	1,007,750	$0.92	4.44
$1.00 to $1.99	475,000	1.10	4.71	475,000	1.10	4.71
$2.00 to $2.99	434,649	2.28	5.66	434,649	2.28	5.66
$3.00 to $3.99	1,327,655	3.62	6.90	1,277,532	3.61	6.87
$4.00 to $4.99	14,000	4.36	8.98	6,500	4.53	8.46
$5.00 to $5.99	335,843	5.49	8.73	146,686	5.48	8.72
$6.00 to $6.99	64,558	6.51	8.59	42,316	6.56	8.54
$7.00 to $7.99	10,000	7.63	8.23	7,500	7.63	8.23
$8.00 to $8.68	66,332	8.68	9.75	8,295	8.68	9.75
	3,735,787	$2.74	6.07	3,406,228	$2.43	5.81

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (each, an “RSU”) as of October 31, 2025, is as follows:

	Number of
	Restricted Stock	Grant Date	Remaining Life	Aggregate
Grant Date	Units	Fair Value	(Years)	Intrinsic Value
July 31, 2023	206,800	$3.32	0.83	$3,129
April 1, 2024	13,334	7.07	1.50	202
July 26, 2024	406,732	5.49	1.82	6,154
October 1, 2024	10,735	6.21	2.00	162
November 5, 2024	1,673	7.12	1.10	25
November 5, 2024	14,344	7.12	2.10	217
January 6, 2025	5,874	7.06	2.27	89
January 27, 2025	2,122	7.07	2.33	32
June 9, 2025	194	6.61	1.69	3
July 31, 2025	535,638	8.68	2.84	8,104
October 22, 2025	106	13.51	2.06	2
	1,197,552	$6.60	2.11	$18,119

During the three months ended October 31, 2025, our stock-based compensation related to RSUs was $1.06 million (three months ended October 31, 2024: $0.75 million). As at October 31, 2025, our unrecognized compensation costs related to unvested RSUs totaled $5.29 million ( July 31, 2025: $6.35 million), which is expected to be recognized over a period of approximately 1.67 years.

Performance Based Restricted Stock Units

During the three months ended October 31, 2025, our stock-based compensation related to the amortization of performance based restricted stock units (each, a “PRSU”) totaled $0.37 million (three months ended October 31, 2024: $0.29 million). As at October 31, 2025, our unrecognized compensation costs related to unvested PRSUs totaled $2.75 million ( July 31, 2025: $3.12 million), which is expected to be recognized over a period of approximately 2.26 years.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Stock-Based Compensation

A summary of our stock-based compensation expense for the three months ended October 31, 2025, is as follows:

	Three Months Ended
	October 31,
	2025	2024
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$88
Amortization of stock option expenses	11	55
Amortization of RSU expenses	-	17
	11	160
Stock-Based Compensation for Management
Amortization of stock option expenses	173	207
Amortization of RSU and PRSU expenses	1,364	968
	1,537	1,175
Stock-Based Compensation for Employees
Amortization of stock option expenses	72	434
Amortization of RSU expenses	61	52
	133	486
	$1,681	$1,821

NOTE 12:	SALES AND COST OF SALES

The table below provides a breakdown of our sales revenue and the cost of sales revenue:

	Three Months Ended October 31,
	2025	2024
Sales of purchased uranium inventory	$-	$17,087
Cost of purchased uranium inventory	$-	$(10,836)
Gross profit	$-	$6,251

The table below provides a breakdown of major customers:

	Three Months Ended October 31,
	2025	2024
Customer A	-	53%
Customer B	-	47%
	-	100%

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended October 31,
Numerator	2025	2024
Net Loss for the Period	$(10,341)	$(20,158)
Denominator
Basic Weighted Average Number of Shares	467,942,060	412,138,998
Dilutive Effect of Stock Awards and Warrants	-	-
Diluted Weighted Average Number of Shares	467,942,060	412,138,998
Net Loss Per Share – Basic	$(0.02)	$(0.05)
Net Loss Per Share – Diluted	$(0.02)	$(0.05)

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 14:	SEGMENTED INFORMATION

The Company’s operating segments consist of uranium exploration and mining activities in Wyoming, Texas, Saskatchewan and Others, as well as a corporate segment engaged in investments and the trading of purchased uranium inventory.

Our Chief Executive Officer who is the Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources for all of the Company’s reportable segments based on income (loss) before income taxes.  The CODM uses segment income (loss) before income taxes to allocate resources, including decisions related to capital investment in mining operations and potential expansion opportunities.  The significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in the Company’s consolidated statements of operations.

The Company adopted ASU 2023-07, Segment Reporting (Topic 280), on August 1, 2024. The new segment reporting requirement is applied retrospectively to all prior periods presented in these consolidated financial statements. The tables below present financial information for each of the Company’s reportable segments. All intercompany transactions have been eliminated.

	Three months ended October 31, 2025
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Depreciation, amortization and accretion	(1,110)	(321)	(44)	(2)	(2)	(1,479)
Other operating expenses (1)	(12,962)	(7,493)	(1,928)	(246)	(5,714)	(28,343)
Other income (expenses)
Income from equity-accounted investment	-	-	-	-	740	740
Fair value gain on equity securities	-	-	-	-	16,021	16,021
Interest expense and finance costs	(341)	(377)	-	(5)	-	(723)
Interest income	-	-	-	-	2,763	2,763
Other items	-	7	4	1	-	12
Income (loss) before income taxes	$(14,413)	$(8,184)	$(1,968)	$(252)	$13,808	$(11,009)

Total assets	$368,068	$35,524	$375,720	$20,961	$628,235	$1,428,508
Equity-accounted investments	$-	$-	$-	$-	$55,916	$55,916
Capital additions	$314	$798	$57	$56	$-	$1,225

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2025
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

	Three months ended October 31, 2024
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$17,087	$17,087
Cost of sales	-	-	-	-	(10,836)	(10,836)
Depreciation, amortization and accretion	(424)	(133)	(36)	(3)	(2)	(598)
Other operating expenses (1)	(5,723)	(4,332)	(4,029)	(464)	(4,308)	(18,856)
Other income (expenses)
Loss from equity-accounted investment	-	-	-	-	(476)	(476)
Fair value loss on equity securities	-	-	-	-	(10,349)	(10,349)
Gain on revaluation of derivative liabilities	-	-	-	-	1,706	1,706
Interest expense and finance costs	(142)	-	-	(5)	(194)	(341)
Interest income	-	-	-	-	1,124	1,124
Other items	-	(156)	5	1	194	44
Loss before income taxes	$(6,289)	$(4,621)	$(4,060)	$(471)	$(6,054)	$(21,495)

Total assets	$171,700	$24,064	$378,066	$20,830	$323,138	$917,798
Equity-accounted investments	$-	$-	$-	$-	$58,438	$58,438
Capital additions	$688	$372	$273	$-	$-	$1,333

(1) Other operating expenses include mineral property expenditures and general and administrative expenses.

Geographic Information

Long-lived assets (2)	October 31, 2025	July 31, 2025
United States	384,685	384,779
Canada	374,750	377,004
Others	15,436	15,381
	774,871	777,164

(2) Long-lived assets include mineral rights and properties and property, plant and equipment.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2025, and our Form 10-K Annual Report for Fiscal 2025, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2025, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2025, our most recently completed year end, to October 31, 2025, and our results of operations for the three months ended October 31, 2025, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2025.

Business

We have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Our principal Projects are located in Wyoming and Texas in the United States and in Saskatchewan, Canada, as more fully described in our Form 10-K Annual Report for Fiscal 2025.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. During Fiscal 2025, our initial production as part of ramp up yielded 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed U3O8 (uranium concentrate), respectively. For the three months ended October 31, 2025, 68,612 pounds of precipitated uranium and dried and drummed U3O8 was produced. We expect the ramp-up phase will continue while new production areas are being constructed in 2026. Mine development at Christensen Ranch advanced with active well installation (piloting, casing, underreaming) in wellfields 11 and 12 and delineation drilling in wellfields 8 and 10 extensions. Additionally, construction continued on six new header houses in wellfields 11, 12, and 10-extension. In parallel, process upgrades at the Irigaray central processing plant (“CPP”) continued in the first quarter of Fiscal 2026, including a full rebuilt of one of the two yellowcake thickeners along with the repair or replacement of multiple calciner components. After quarter end, drying and packaging operations resumed on November 13, 2025, producing approximately 49,000 pounds of dried and drummed U3O8 subsequent to that date during the month of November.

At the same time, we continued to advance our Roughrider and Burke Hollow Projects with resource expansions and development programs, respectively. At Burke Hollow, major construction milestones, including the ion-exchange plant and wellfield, are substantially complete. All large diameter tanks have been installed at the ion-exchange facility and testing of the disposal well was completed with the state regulatory agency in attendance. The utility provider completed the installation of three-phase power into the project site, and all facilities have been energized. Well completion and mechanical integrity testing reports are underway following completion of construction. In Saskatchewan, Canada, we commenced a conversion core drilling program at the Roughrider Project in October 2025.

On August 1, 2025, our Sweetwater Project was designated as a FAST-41 transparency project by the U.S. Federal Permitting Improvement “Steering Council”. Significant progress was made during this quarter on our Sweetwater Plan of Operations which was submitted to the Bureau of Land Management on November 14, 2025. Plans for the installation of cased monitor wells for environmental baseline data collection were completed as well as the plans for a 200-hole delineation drilling program for the first wellfield at Sweetwater. Core will be collected for advanced mineralogical testing.

UEC’s Ludeman project, located 10 miles northeast of Glenrock, Wyoming, is fully licensed and permitted. Plans for a 200-hole delineation drilling program in the first production area at Ludeman were finalized with drilling expected to begin in November. Forty-one monitor wells are already installed for the first production area and baseline water quality sampling is planned for these wells in the fourth quarter of fiscal 2026. Engineering for the satellite plant is in progress using internal technical expertise, with external engineering planned to commence in January 2026. Design and procurement of the ion exchange vessels for the plant is underway.

Uranium recovered from the Christensen Ranch Mine ISR operation will be processed at our Irigaray CPP, which has a licensed production capacity of four million pounds of U3O8 per year.  The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine and our Reno Creek, Moore Ranch and Ludeman Projects.

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

In September 2025, we announced the incorporation of United States Uranium Refining & Conversion Corp. (“UR&C”), which is intended to pursue the feasibility of developing a new uranium refining and conversion facility in the U.S.  The project will move forward contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals and favorable market conditions.  The Company has begun initial discussions with the U.S. government, state-level energy authorities, utilities, and financial entities. During the first quarter of Fiscal 2026, we completed a $234 million public offering to advance the new U.S. refining and conversion facility, initiated the Fluor feasibility study, expanding the size of the project technical team, and progressed federal engagement and multi-state siting activities.

On October 2, 2025, we completed a private placement offering of 575,000 shares of our common stock issued as “flow-through shares”, as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million. The proceeds will be applied toward certain qualifying Canadian exploration expenditures, as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada

On October 6, 2025, we completed a public offering of 15,500,000 shares of our common stock at a price of $13.15 per share, resulting in gross proceeds of $203.83 million.  On October 9, 2025, the underwriter exercised its over-allotment option to purchase an additional 2,325,000 shares of common stock at the same offering price, providing additional gross proceeds to the Company of $30.57 million.  The total issuance costs were $2.79 million pursuant to the public offering and the over-allotment purchase.  We intend to use the proceeds from this offering to support the development of a new uranium refining and conversion facility through UR&C, as well as for general corporate and working capital purposes

As at October 31, 2025, we hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, and in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

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

Physical Uranium Program

We are investing in building the next generation of low-cost uranium projects that will be competitive on a global basis and which will use the ISR mining process which is expected to reduce the impact on the environment as compared to conventional mining. Despite our focus on low cost ISR mining with its low capital requirements, we saw a unique opportunity to purchase drummed uranium at prevailing spot prices which are below most global industry mining costs. Hence, we established a physical uranium portfolio (the “Physical Uranium Program”).

As of October 31, 2025, we had 1,356,000 pounds of purchased uranium, excluding 157,318 pounds and 41,260 pounds of precipitated uranium and dried and drummed concentrate, respectively, of initial production at Christensen Ranch ISR Project at the end of such period. We had entered into agreements to purchase 300,000 pounds of warehoused uranium in Fiscal 2026 at conversion facilities located in North America, at a volume weighted average price of approximately $37.05 per pound. Subsequent to October 31, 2025, we received 200,000 pounds of uranium inventory at a purchase price of $7.49 million.

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

Uranium Market Developments

The uranium market is being driven by a macro demand for more electricity generation, an unprecedented global push for clean energy, geopolitical situations and under investment among other factors.  A June 2025 study from ICF International Inc. projected that electricity demand in the United States will see a 25% increase by 2030 and near 80% increase by 2050.   Demand to power data centers and artificial intelligence systems is continuing to increase with projections showing an increase of 300% expected over the next 10 years (Source: NEMA’s Grid Reliability Study, April 7, 2025).  The International Energy Agency’s World Energy Outlook 2025 (the “WEO 2025”) reported nuclear generation reached an all-time high in 2024.  The WEO 2025 report noted that, after decades of stagnation, global nuclear power capacity is set to increase by at least one-third by 2035.  The WEO 2025 also stated that more than 40 countries now include nuclear energy in their strategies and are taking steps to develop new projects.”

There is a growing realization that the highly reliable, safe, economical baseload power nuclear energy provides should be a part of any clean energy platform. An increasing number of governments have announced that they are pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

In the United States, several pieces of bipartisan legislation have passed in recent years supporting nuclear energy development and expansion, including the Nuclear Fuel Security Act, the Advance Act, the Inflation Reduction Act and the Big Beautiful Bill.  In combination, these bills and other legislative efforts seek to encourage the restoration and rebuilding of a robust domestic fuel cycle in the United States.

On May 23, 2025, the President of the United States signed Executive Orders (each, an “Executive Order”) that include a policy objective to quadruple United States nuclear energy by 2050.  These Executive Orders mark a historic level of policy support to rejuvenate the United States nuclear industry and its infrastructure, underscoring its importance as a matter of national security.  The Executive Orders invoke the Defense Production Act and are intended to have significant positive policy and economic impacts on the domestic fuel cycle, reactor new builds, research and new technology advancements.  Underscoring the Executive Orders directives, on October 28, 2025 announcements were made that the U.S. Government had entered a strategic partnership encompassing at least $80 billion for the construction of new nuclear reactors using Westinghouse technology.

Additionally, large technology companies like Nvidia, Microsoft, Meta, Google, Oracle and Amazon have announced significant nuclear energy commitments including that required for their data center energy demand with large investments in the clean, affordable and reliable power that nuclear energy provides.

Global uranium market fundamentals have shown major improvement in recent years as the market began a transition from being inventory driven to production driven. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown significant appreciation, reaching a high in 2024 of $107.00 per pound U3O8. Since that time the spot uranium market retraced some of the advance, reaching a low of $63.45 per pound U3O8 on March 17, 2025. That low proved to be short lived, and the uranium market has since rebounded, reaching $84.00 per pound U3O8 in September of 2025. Since that time, the market has experienced a shorter-term pullback, trading on light volume with prices ranging from $83.00 per pound on October 1, 2025 to $76.00 per pound on December 8, 2025. (Source: UxC LLC Historical Ux Daily Prices).

During the three months ended October 31, 2025, uranium prices averaged $76.78 per pound U3O8 representing a 5.4% decrease compared to the average price of $81.13 per pound U3O8 in the corresponding period ended October 31, 2024.  As at October 31, 2025, the U3O8 price was $82.20 per pound, representing a 15.6% increase from $71.10 per pound at July 31, 2025. (Source: UxC LLC Historical Ux Daily Prices).

Relative underinvestment in uranium mining operations over the past decade has been a major factor contributing to a structural deficit between global production and uranium requirements. Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels. In 2025 and 2026 the mid-case gap between production and requirements is projected to be 51 million pounds U3O8, and by 2035 accumulates to a total above 355 million pounds U3O8 (Source: UxC 2025 Q3 Uranium Market Outlook). For context, utilities in the United States purchased 55.9 million pounds U3O8 in 2024 (Source: United States Energy Information Administration, September 30, 2025 - Uranium Marketing Annual Report). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also expected to be further reduced with western enrichers, reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet future demand. The timeline for many new mining projects can be 10 to 20 years and will require prices high enough to stimulate new mining investments.

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

The United States Presidential Executive Order “Establishing The National Energy Dominance Council” noted one of its objectives is to “reduce dependency on foreign imports” for the United States’ “national security” and recognized uranium as an “amazing national asset” (Source: The White House News & Update, February 14, 2025).  The U.S. Geological Survey’s 2025 List of Critical Minerals includes uranium and is receiving additional scrutiny as mandated by the Trump Administration’s Executive Order initiating a new investigation under Section 232 of the Trade Expansion Act of 1962 to ensure imports are not in such quantities or circumstances as to threaten or impair national security and or economic resilience.  This action being performed by the Department of Commerce could potentially lead to resumption of strategic uranium reserve purchases, or other remedies the President deems helpful in increasing our energy security.

On the demand side, the global nuclear energy industry continues robust growth, with 68 new reactors connected to the grid in 2015 through October of 2025, with another 70 reactors under construction – one of the highest levels in 30 years (Source: WEO 2025).  In 2024, construction started for eight new reactors, six new reactors were connected to the grid and four reactors were permanently shut down (Source: International Atomic Energy Association Power Reactor Information System – November 3, 2025).  Total nuclear generating capacity for the world’s 438 operable reactors as of November 12, 2025, stands at 397 gigawatts (Source: World Nuclear Association).  In November 2024, at the United Nations Climate Change Conference (COP29), six more countries joined the pledge to triple their nuclear capacity by 2050, bringing the total to 31 countries, further supporting additional growth for the nuclear industry and uranium demand.  In addition, over 140 nuclear industry companies, 14 of the world’s largest banks, like Citibank, Morgan Stanley and Goldman Sachs, and at least 15 large energy users, such as Microsoft, Amazon and Google, have all pledged to support this goal in their investments and commercial activities.

Additionally, there is positive momentum from the utility industry as they return to a longer-term contracting cycle to replace expiring contracts. It is estimated that cumulative uncommitted demand through 2035 is more than 900 million pounds U3O8 (Source: UxC Uranium Market Overview Q3 2025). This utility demand, together with potential demand from financial entities, government programs and the overall increase in interest in nuclear energy as a source for growing electricity demand from artificial intelligence and data center applications, are continuing to add positive tailwinds to the strong fundamentals in the uranium market.

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

Results of Operations

During the three months ended October 31, 2025, we did not recognize any revenue. For the three months ended October 31, 2024, we recorded revenue of $17.09 million and gross profit of $6.25 million, which were all related to sales of purchased uranium inventory.

For the three months ended October 31, 2025, we recorded a net loss of $10.34 million ($0.02 per share), and loss from operations of $29.82 million. During the three months ended October 31, 2024, we recorded a net loss of $20.16 million ($0.05 per share) and loss from operations of $13.20 million.

During the three months ended October 31, 2025, we continued ramping up mining activities at our Christensen Ranch Mine, where 68,612 pounds of precipitated uranium and dried and drummed U3O8 was produced. We expect the ramp-up phase will continue while new production areas are being constructed in Fiscal 2026. At the same time, we continued to advance our Roughrider and Burke Hollow Projects with resource expansions and development programs, respectively. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

Sales Revenue and Costs

The table below provides a breakdown of our sales  revenue and cost of sales:

	Three Months Ended October 31,
	2025	2024
Sales of purchased uranium inventory	$-	$17,087
Cost of purchased uranium inventory	$-	$(10,836)
Gross profit	$-	$6,251

The Company did not engage in any sales activities during the three months ended October 31, 2025. Variations in sales of purchased uranium inventory are dependent on our cash position, prevailing market prices and the liquidity of the uranium market.

Operating Costs

Mineral Property Expenditures

Mineral property expenditures primarily consisted of costs relating to permitting and land payments, mine site services and maintenance, exploration and development, pre-extraction activities and other non-extraction related activities on our mineral projects.

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended October 31,
	2025	2024
Permitting and land payments	$1,356	$1,478
Extraction readiness and mine site maintenance	2,403	2,437
Exploration	3,717	4,917
Development	13,444	4,682
Total	$20,920	$13,514

During the three months ended October 31, 2025, exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $1.18 million (October 31, 2024: $1.30 million); and

●	Roughrider Project: $1.01 million (October 31, 2024: $2.89 million).

During the three months ended October 31, 2025, development expenditures were primarily spent on the following projects:

●	Burke Hollow Project: $4.83 million (October 31, 2024: $1.84 million); and

●	Christensen Ranch Mine: $8.42 million (October 31, 2024: $1.81 million).

During the three months ended October 31, 2025, mine site services and maintenance expenditures were primarily spent on process upgrades at the Irigaray CPP, including a full rebuild of one of two yellowcake thickeners, replacing the rake, gearbox and motor along with repair or replacement of multiple calciner improvements.

During the three months ended October 31, 2024, extraction readiness expenditures were primarily spent on activities at the Christensen Ranch Mine to support the restart of ISR operations.

General and Administrative

General and administrative expenses were comprised of the following:

	Three Months Ended October 31,
	2025	2024
Salaries and management fees	$2,597	$1,782
Office, investor communications and travel	1,476	1,082
Rent and property tax	455	112
Insurance	342	268
Foreign exchange gain	(249)	(395)
Professional fees	1,123	672
Sub-total	5,744	3,521
Stock-based compensation	1,679	1,821
Total general and administrative expenses	$7,423	$5,342

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

For the three months ended October 31, 2025, salaries and management fees increased compared to the three months ended October 31, 2024, which was primarily the result of hiring additional mid-level management and office personnel to support the Company’s expansion and corporate-wide salary increases to adjust for inflation; and

●

For the three months ended October 31, 2025, office, investor communications and travel and professional fees increased compared to the three months ended October 31, 2024, which was primarily the result of increases in business activities and the expansion of our operations.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended October 31,
	2025	2024
Share of income (loss)	$(777)	$(481)
Gain on dilution of ownership interest	1,517	5
Total	$740	$(476)

During the three months ended October 31, 2025 and 2024, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options. As at October 31, 2025, we had a 13.0% equity interest in URC compared to a 13.5% equity interest as at July 31, 2025.

During the three months ended October 31, 2025, we recorded a share of URC’s income of $0.38 million (three months ended October 31, 2024: loss of $0.06 million) and a share of JCU’s loss of $1.16 million (three months ended October 31, 2024: $0.42 million).

Fair Value Gain (Loss) on Equity Securities

As at October 31, 2025, our investments in certain equity securities were revalued using the market values at period end, which resulted in a fair value gain of $16.02 million on revaluation of equity securities for the three months ended October 31, 2025 (three months ended October 31, 2024: loss of  $10.35 million).

Interest income

During the three months ended October 31, 2025, interest income totaled $2.76 million, compared to $1.12 million for the three months ended October 31, 2024. The interest earned resulted from the investment in short-term deposits of cash proceeds received from our at-the-market offerings and our public offering during that period.

Liquidity and Capital Resources

	October 31, 2025	July 31, 2025
Cash and cash equivalents	$454,718	$148,930
Current assets	543,012	234,016
Current liabilities	19,592	26,433
Working capital (Current assets less Current liabilities)	523,420	207,583

As at October 31, 2025, the total estimated reclamation costs for all of our projects was $88.53 million. We have secured $60.82 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations, of which $7.66 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $53.16 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We have a history of operating losses resulting in an accumulated deficit balance since inception. We had an accumulated deficit balance of $416.90 million as at October 31, 2025. We may not achieve and maintain profitability or develop positive cash flow from our operations in the near term. During the three months ended October 31, 2025, we received net proceeds of $342.76 million (three months ended October 31, 2024: $64.65 million) from our at-the-market offerings, public offering and flow-through share private placement and from exercises of stock options. As at October 31, 2025, we had a working capital of $523.42 million.

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

Equity Financings

At-the-Market Offerings

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (again, the “2022 Shelf”), which included an at-the-market offering agreement prospectus (again, the “2022 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $300 million in shares of our common stock under the 2022 Shelf.

On November 16, 2022, we also entered into an at-the-market offering agreement (again the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, again, the “2022 ATM Managers”) as set forth in the 2022 ATM Offering Agreement under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

On December 20, 2024, we filed a prospectus supplement to our 2022 Shelf (again, the “2024 ATM Offering”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering agreement (again, the “2024 ATM Offering Agreement”) we have with Goldman Sachs & Co. LLC and certain co-managers (collectively, again, the “2024 ATM Managers”).

On November 14, 2025, we filed Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (again, the “2025 Shelf”), which included an at-the-market offering agreement prospectus (again, the “2025 ATM Offering”) covering the offering, issuance and sale of up to a maximum offering of $600 million in shares of our common stock under the 2025 Shelf.

On November 14, 2025, we also entered into an at-the-market offering agreement (again, the “2025 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain co-managers (collectively, again, the “2025 ATM Managers”). Under the 2025 ATM Offering Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $600 million through the 2025 ATM Managers selected by us.

During the three months ended October 31, 2024, we issued 7,595,626 of the Company’s common stock under the 2022 ATM Offering for gross cash proceeds of $62.64 million. The total issuance costs were $1.41 million, all of which were related to compensation paid to the 2022 ATM Managers.

During the three months ended October 31, 2025, we issued 10,077,186 of the Company’s common stock under the 2024 ATM Offering for gross cash proceeds of $101.97 million. The total issuance costs were $2.29 million, all of which were related to compensation paid to the 2024 ATM Managers.

Public Offering

On October 6, 2025, we completed a public offering of 15,500,000 shares of our common stock at a price of $13.15 per share, resulting in gross proceeds of $203.83 million. On October 9, 2025, the underwriter exercised its over-allotment option to purchase an additional 2,325,000 shares of common stock at the same offering price, providing additional gross proceeds to the Company of $30.57 million.  The total issuance costs were $2.79 million pursuant to the public offering and the over-allotment purchase.

Private Placement

On October 2, 2025, we completed a private placement offering of 575,000 shares of our common stock issued as “flow-through shares” (again, the “FT Shares”), as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million.  The proceeds will be applied toward certain qualifying Canadian exploration expenditures, as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada.

Operating Activities

During the three months ended October 31, 2025, net cash used in operating activities totaled $34.31 million, which was primarily related to mineral property expenditures of $20.92 million, general and administrative expenses excluding stock-based compensation of $5.74 million and changes in operating assets and liabilities. During the three months ended October 31, 2024, net cash used in operating activities was $11.45 million, which was primarily attributable to mineral property expenditures of $13.51 million and general and administrative expenses excluding stock-based compensation of $3.52 million, as well as changes in operating assets and liabilities, partially offset by a gross profit of $6.25 million from sale of purchased uranium inventory.

Financing Activities

During the three months ended October 31, 2025, net cash provided by financing activities totaled $339.68 million, comprised primarily of net proceeds of $342.76 million from our 2024 ATM Offerings, public offering and private placement of FT Shares, as well as from the exercises of stock options, partially offset by payments of $3.08 million for tax and withholdings upon settlement of equity awards on a forfeiture basis. During the three months ended October 31, 2024, net cash provided by financing activities totaled $62.01 million, comprised primarily of net proceeds of $64.65 million from our 2022 ATM Offering and the exercises of stock options and share purchase warrants, partially offset by payments of $2.64 million for tax and withholdings upon settlement of equity awards on a forfeiture basis.

Investing Activities

During the three months ended October 31, 2025, net cash used in investing activities totaled $1.13 million, related to purchases of property, plant and equipment.  During the three months ended October 31, 2024, net cash provided by investing activities totaled $52.51 million, comprised of proceeds from the sale of equity securities of $54.37 million, cash used for the capital contribution of $0.54 million and investment in mineral properties and the purchase of equipment for a total of $1.33 million.

Stock Options and Warrants

As of October 31, 2025, we had in-the-money stock options outstanding representing 3,735,787 shares at a weighted-average exercise price of $2.74 per share, and in-the-money share purchase warrants outstanding representing 159,091 shares at a weighted-average exercise price of $4.13 per share. As of October 31, 2025, outstanding in-the-money stock options and warrants represented a total of 3,894,878 shares issuable for gross proceeds of approximately $10.88 million should these stock options and warrants be exercised in full on a cash basis. The exercise of these stock options and warrants is at the discretion of their respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Related Parties

Related party transactions are based on the amounts agreed to by the parties. During the three months ended October 31, 2025 and 2024, the Company did not enter into any material contracts or undertake any significant commitment or obligation with any related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the consolidated financial statements as presented under Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for Fiscal 2025.

For a discussion of the recently issued accounting pronouncements, refer to Note 2 of the interim condensed consolidated financial statements contained in this Quarterly Report.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for Fiscal 2025.

Subsequent Events

Subsequent to October 31, 2025, we received 200,000 pounds of uranium inventory at a purchase price of $7.49 million.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for Fiscal 2025.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, with the participation of our Principal Executive Officer and the Principal Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (2) is accumulated and communicated to Company management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

As of the date of this Quarterly Report, other than routine litigation incidental to our business, including that which is described in the Form 10-K Annual Report for Fiscal 2025, we are not currently a party to any material pending legal proceedings or claims that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.  Regardless of outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.  In addition, there are no material pending legal proceedings to which any director, officer, affiliate or the Company, beneficial owner of more than 5% of our common stock, or any associate or any such director, officer, affiliate or security holder, is: (i) a party adverse to us or any of our subsidiaries in any legal proceeding; or (ii) has an adverse interest to us or any of our subsidiaries.

Item 1A.         Risk Factors

Item 1A -- Risk Factors of the Form 10-K Annual Report for Fiscal 2025 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. The risk factors set forth in our Form 10-K Annual Report for Fiscal 2025 remain current and there have been no material changes to those risk factors that needed to be supplemented or updated on this Form 10-Q for the quarter ended October 31, 2025. Additional risks and uncertainties that the Company does not presently know about or that it currently deems immaterial also may impair our business operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 2, 2025, we completed a private placement offering of 575,000 shares of our common stock issued as “flow-through shares”, as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million.  The proceeds will be applied toward certain qualifying Canadian exploration expenditures, as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada.  We relied upon the exemption from the registration requirements under the Securities Act provided by Rule 903 of Regulation S with respect to the issuance of these flow-through shares.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2025, we held both ISR and conventional mines. Under U.S. regulation, our ISR Mines were not subject to regulation by the Mine Safety Act but rather fall under oversight by the U.S. Occupational Safety and Health Administration.

Item 5.    Other Information

During our fiscal quarter ended October 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: December 9, 2025

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial Officer)
Date: December 9, 2025