Form 10-Q
period 2026-01-31
URANIUM ENERGY CORP
filed 2026-03-10
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 490,220,783 shares of common stock outstanding as of March 9, 2026.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and six months ended January 31, 2026

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	January 31, 2026	July 31, 2025

CURRENT ASSETS
Cash and cash equivalents		$486,347	$148,930
Accounts receivable	12	20,200	-
Prepaid expenses and other receivables		6,412	5,807
Inventories	3	84,693	79,279
TOTAL CURRENT ASSETS		597,652	234,016

MINERAL RIGHTS AND PROPERTIES	4	712,986	709,651
PROPERTY, PLANT AND EQUIPMENT	5	68,256	67,513
RESTRICTED CASH	6	7,657	9,207
EQUITY-ACCOUNTED INVESTMENTS	7	59,684	55,825
INVESTMENT IN EQUITY SECURITIES	8	83,963	28,470
OTHER NON-CURRENT ASSETS		2,450	2,971
TOTAL ASSETS		$1,532,648	$1,107,653

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$15,293	$20,560
Asset retirement obligations - current	9	4,847	5,160
Other current liabilities		666	713
TOTAL CURRENT LIABILITIES		20,806	26,433

ASSET RETIREMENT OBLIGATIONS	9	35,690	33,904
OTHER NON-CURRENT LIABILITIES		1,191	1,293
DEFERRED TAX LIABILITIES		62,000	62,123
TOTAL LIABILITIES		119,687	123,753

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 489,270,002 shares issued and outstanding (July 31, 2025 - 454,015,855)	10	489	454
Additional paid-in capital		1,854,064	1,404,420
Accumulated deficit		(430,835)	(406,557)
Accumulated other comprehensive loss		(10,757)	(14,417)
TOTAL EQUITY		1,412,961	983,900
TOTAL LIABILITIES AND EQUITY		$1,532,648	$1,107,653

SUBSEQUENT EVENTS	8, 10, 12

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended		Six Months Ended
		January 31,		January 31,
	Notes	2026	2025	2026	2025
SALES	12	$20,200	$49,750	$20,200	$66,837
COST OF SALES	12	(10,172)	(31,524)	(10,172)	(42,360)
GROSS PROFIT		10,028	18,226	10,028	24,477

OPERATING COSTS
Mineral property expenditures	4	23,680	14,243	44,600	27,757
General and administrative		8,206	6,572	15,629	11,915
Depreciation, amortization and accretion	4,5,9	1,705	1,045	3,184	1,643
TOTAL OPERATING COSTS		33,591	21,860	63,413	41,315
LOSS FROM OPERATIONS		(23,563)	(3,634)	(53,385)	(16,838)

OTHER INCOME (EXPENSES)
Interest expense and finance costs		(500)	(289)	(1,223)	(630)
Income (loss) from equity-accounted investments	7	2,153	(991)	2,893	(1,467)
Fair value gain (loss) on equity securities	8	4,064	(7,967)	20,085	(18,317)
Gain on revaluation of derivative liabilities		-	-	-	1,706
Interest income		3,903	1,201	6,666	2,326
Others		12	18	24	62
OTHER INCOME (EXPENSES)		9,632	(8,028)	28,445	(16,320)

LOSS BEFORE INCOME TAXES		(13,931)	(11,662)	(24,940)	(33,158)
DEFERRED TAX (EXPENSES) RECOVERY		(6)	1,428	662	2,766
NET LOSS FOR THE PERIOD		(13,937)	(10,234)	(24,278)	(30,392)

OTHER COMPREHENSIVE LOSS
Translation gain (loss)		6,192	(8,769)	3,660	(10,497)
TOTAL OTHER COMPREHENSIVE LOSS		6,192	(8,769)	3,660	(10,497)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(7,745)	$(19,003)	$(20,618)	$(40,889)

NET LOSS PER SHARE	13
Basic		$(0.03)	$(0.02)	$(0.05)	$(0.07)
Diluted		$(0.03)	$(0.02)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		484,086,707	423,199,789	476,173,043	417,669,394
Diluted		484,086,707	423,199,789	476,173,043	417,669,394

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Six Months Ended January 31,
	Notes	2026	2025

OPERATING ACTIVITIES
Net loss for the period		$(24,278)	$(30,392)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	11	3,820	3,377
Depreciation, amortization and accretion	4,5,9	3,184	1,648
(Income) loss from equity-accounted investments	7	(2,893)	1,467
Gain on disposition of assets		-	(13)
(Gain) loss on revaluation of equity securities	8	(20,085)	18,317
Gain on revaluation of derivative liabilities		-	(1,706)
Deferred tax recovery		(662)	(2,766)
Changes in operating assets and liabilities
Inventories		(4,903)	694
Accounts receivable		(20,200)	-
Prepaid expenses and other receivables		(2,446)	300
Accounts payable and accrued liabilities		(3,658)	(11,176)
Other liabilities		(309)	(10)
NET CASH USED IN OPERATING ACTIVITIES		(72,430)	(20,260)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	10	448,853	135,289
Taxes and withholdings paid upon settlement of equity awards on a forfeiture basis		(3,083)	(2,637)
NET CASH PROVIDED BY FINANCING ACTIVITIES		445,770	132,652

INVESTING ACTIVITIES
Acquisition of Sweetwater Assets		-	(177,293)
Investment in mineral rights and properties		-	(114)
Capital contribution to equity-accounted investment		-	(538)
Investment in equity securities	8	(36,576)	(10,455)
Proceeds from sale of equity securities	8	1,168	54,372
Purchase of property, plant and equipment		(2,069)	(2,429)
Proceeds from disposition of assets		-	13
NET CASH USED IN INVESTING ACTIVITIES		(37,477)	(136,444)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		335,863	(24,052)
FOREIGN EXCHANGE DIFFERENCE ON CASH		4	(12)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		158,137	94,784
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$494,004	$70,720

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2025	454,015,855	$454	$1,404,420	$(406,557)	$(14,417)	$983,900
Common stock
Issued under ATM offerings, net of issuance costs	10,077,186	10	99,665	-	-	99,675
Issued under private placement, net of issuance costs	575,000	-	7,880	-	-	7,880
Issued under public offering, net of issuance costs	17,825,000	18	231,587	-	-	231,605
Issued upon vesting of RSUs	2,879	-	-	-	-	-
Issued upon exercise of stock options	713,305	1	652	-	-	653
Stock-based compensation
Amortization of stock-based compensation	-	-	1,680	-	-	1,680
Common stock forfeited for tax paid upon vesting of equity awards		-	(37)	-	-	(37)
Net loss for the period	-	-	-	(10,341)	-	(10,341)
Other comprehensive loss	-	-	-	-	(2,532)	(2,532)
Balance, October 31, 2025	483,209,225	$483	$1,745,847	$(416,898)	$(16,949)	$1,312,483
Common stock
Issued under ATM offering, net of issuance costs	5,758,936	6	105,816	-	-	105,822
Issued upon exercise of stock options	178,468	-	258	-	-	258
Issued upon vesting of RSUs	5,777	-	-	-	-	-
Issued upon exercise of warrants	117,596	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	2,143	-	-	2,143
Net loss for the period	-	-	-	(13,937)	-	(13,937)
Other comprehensive loss	-	-	-	-	6,192	6,192
Balance, January 31, 2026	489,270,002	$489	$1,854,064	$(430,835)	$(10,757)	$1,412,961

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113
Common stock
Issued under ATM offerings, net of issuance costs	7,595,626	8	61,223	-	-	61,231
Issued upon exercise of stock options	121,037	-	120	-	-	120
Issued upon exercise of warrants	1,054,997	1	4,618	-	-	4,619
Stock-based compensation
Common stock issued for consulting services	15,000	-	88	-	-	88
Amortization of stock-based compensation	-	-	1,733	-	-	1,733
Net loss for the period	-	-	-	(20,158)	-	(20,158)
Other comprehensive loss	-	-	-	-	(1,728)	(1,728)
Balance, October 31, 2024	419,142,428	$419	$1,178,215	$(339,059)	$(15,557)	$824,018
Common stock
Issued under ATM offering, net of issuance costs	9,231,030	9	70,624	-	-	70,633
Issued upon exercise of stock options	38,065	-	9	-	-	9
Issued upon vesting of RSUs	742	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	1,556	-	-	1,556
Net income for the period	-	-	-	(10,234)	-	(10,234)
Other comprehensive income	-	-	-	-	(8,769)	(8,769)
Balance, January 31, 2025	428,412,265	$428	$1,250,404	$(349,293)	$(24,326)	$877,213

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2025 (“Fiscal 2025”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2026 (“Fiscal 2026”). All amounts in the tables are expressed in thousands of U.S. dollars unless otherwise stated.

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
January 31, 2026
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

As at January 31, 2026, we held 1,456,000 ( July 31, 2025: 1,356,000) pounds of purchased uranium concentrate inventory. Costs of inventories consist of the following:

	January 31, 2026	July 31, 2025
Material and supplies	$1,482	$1,470
In-process inventory	2,059	3,770
Uranium concentrates from extraction	7,227	1,140
Purchased uranium inventories	73,925	72,899
	$84,693	$79,279

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at January 31, 2026, we owned mineral rights in the United States, Canada and the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.

As at January 31, 2026, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2025	$326,192	$376,027	$15,014	$717,233
Additions	715	-	-	715
Impact of foreign currency translation	-	3,214	-	3,214
Balance, January 31, 2026	326,907	379,241	15,014	721,162

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2025	(7,477)	(105)	-	(7,582)
Additions	(592)	-	-	(592)
Impact of foreign currency translation	-	(2)	-	(2)
Balance, January 31, 2026	(8,069)	(107)	-	(8,176)

Carrying Value
Balance, July 31, 2025	$318,715	$375,922	$15,014	$709,651
Balance, January 31, 2026	$318,838	$379,134	$15,014	$712,986

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

Mineral property expenditures recorded during the period are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Permitting and land payments	$2,709	$1,556	$4,065	$3,095
Extraction readiness and mine site maintenance	2,359	4,180	4,762	6,556
Exploration	4,323	923	8,040	5,840
Development	14,289	7,584	27,733	12,266
Total	$23,680	$14,243	$44,600	$27,757

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 31, 2026			July 31, 2025
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$62,414	$(5,532)	$56,882	$61,624	$(4,398)	$57,226
Mining Equipment	7,532	(3,376)	4,156	6,980	(2,961)	4,019
Logging Equipment and Vehicles	6,939	(3,177)	3,762	5,518	(2,716)	2,802
Computer Equipment	272	(261)	11	264	(258)	6
Furniture and Fixtures	244	(211)	33	243	(204)	39
Buildings	2,086	(188)	1,898	2,086	(179)	1,907
Land	1,514	-	1,514	1,514	-	1,514
	$81,001	$(12,745)	$68,256	$78,229	$(10,716)	$67,513

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

Cash, cash equivalents and restricted cash are included in the following accounts:

	January 31, 2026	July 31, 2025
Cash and cash equivalents	$486,347	$148,930
Restricted cash	7,657	9,207
Total cash, cash equivalents and restricted cash	$494,004	$158,137

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less the amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of  January 31, 2026, approximately $472.29 million of our cash and cash equivalents is held in two financial institutions, which are among the largest banks in the U.S. and Canada and subject to concentration risk. The Company does not consider any of its financial assets to be impaired as of  January 31, 2026.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

As at January 31, 2026, we owned 17,978,364 shares of Uranium Royalty Corp. (“URC”), representing a 12.3% ( July 31, 2025: 13.5%) interest in URC.  In addition, two of our executive officers are members of URC’s board of directors. Furthermore, one of these executive officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and six months ended January 31, 2026.  Should URC’s outstanding options be fully exercised, the Company’s ownership interest would decrease from 12.3% to 12.1%. URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”. As at January 31, 2026, the fair value of our investment in URC was approximately $83.06 million ( July 31, 2025: $46.56 million).

As at January 31, 2026, we owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”). JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During the six months ended January 31, 2026, the changes in carrying value of our equity-accounted investments are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2025	$34,657	$21,168	$55,825
Share of income (loss)	968	(1,535)	(567)
Gain on dilution of ownership interest	3,460	-	3,460
Foreign exchange difference	649	317	966
Balance, January 31, 2026	$39,734	$19,950	$59,684

For the three and six months ended January 31, 2026 and 2025, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Share of income (loss)	$210	$(1,013)	$(567)	$(1,494)
Gain on dilution of ownership interest	1,943	22	3,460	27
Total	$2,153	$(991)	$2,893	$(1,467)

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	INVESTMENTS IN EQUITY SECURITIES

During the six months ended January 31, 2026, the changes in our investments in equity securities are summarized as follows:

Balance, July 31, 2025	$28,470
Investment in public listed companies	36,576
Sale of investment in publicly listed companies	(1,168)
Fair value gain on equity securities	20,085
Balance, January 31, 2026	$83,963

Pursuant to Accounting Standards Codification (“ASC”) 323 Investments – Equity Method and Joint Ventures, there is a rebuttable presumption that equity method of accounting shall be applied for investments of 20% or more of the investee’s outstanding voting common stock. As at January 31, 2026, the Company owned 4,978,876 common shares of Anfield Energy Inc. (“Anfield”) ( July 31, 2025: 4,978,876 on a post-consolidated basis(1)), representing approximately 28.80% ( July 31, 2025: 31.8%) of the outstanding common shares of Anfield on a non-diluted basis and approximately 33.70% ( July 31, 2025: 37.0%) on a partially diluted basis after assuming the exercise of 1,283,639 post-consolidated share purchase warrants of Anfield (the “Anfield Warrants”) held by the Company. As a result, the Company’s investment in Anfield’s common shares is subject to the equity method of accounting. However, as permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in Anfield’s common shares. All subsequent changes in fair value of the common shares of Anfield are recognized in our consolidated statements of operations.

On January 12, 2026, the Company entered into a subscription agreement to purchase 896,861 subscription receipts (the “Subscription Receipts”) of Anfield for $4.00 million. Each Subscription Receipt entitled the Company to receive, upon satisfaction of the Escrow Release Conditions (as defined below) on or prior to March 31, 2026, or such other later date as may be specified by the Company in writing, one common share of Anfield, without payment of additional consideration and without further action on the part of the Company. Anfield required the approval of the TSX-Venture Exchange (the “TSX-V”) and the disinterested shareholders of Anfield at a special shareholder meeting on February 27, 2026 (the “Escrow Release Conditions”) to remove the Escrow Release Conditions associated with the subscription. Anfield received the approval by the TSX-V and its disinterested shareholders, and consequently issued 896,861 Anfield’s common shares to the Company on February 27, 2026. On January 31, 2026, the Company remeasured the fair value of the Subscription Receipts using the closing price of Anfield’s common shares on that date, and recognized the resulting change as fair value gain on equity securities in the consolidated statements of operations.

As at January 31, 2026, the fair value of the Company’s investment in Anfield’s common shares and Subscription Receipts was $48.71 million ( July 31, 2025: $26.14 million) and the fair value of our Anfield Warrants was $2.47 million ( July 31, 2025: $1.39 million).

The cumulative revaluation adjustment since acquisition of the equity securities and Subscription Receipts of Anfield held as at January 31, 2026 is a gain of $11.74 million.

(1) Effective August 1, 2025, Anfield completed a share consolidation on the basis of one (1) post-consolidation common share for every seventy-five (75) pre-consolidation common shares. All references to Anfield’s common shares in this note are presented on a post-consolidated basis.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2025	$39,064
Accretion	1,070
Addition	715
Liabilities settled in cash	(312)
Balance, January 31, 2026	40,537
Asset retirement obligations, current	(4,847)
Asset retirement obligations, non-current	$35,690

The estimated cash flows and assumptions used for our ARO estimates are as follows:

	January 31, 2026	July 31, 2025
Undiscounted amount of estimated cash flows	89,097	88,669

Payable in years	1 to 37	1 to 37
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

NOTE 10:	CAPITAL STOCK

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

On November 16, 2022, we also entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the “2022 ATM Managers”) as set forth in the 2022 ATM Offering Agreement under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

On December 20, 2024, we filed a prospectus supplement to our 2022 Shelf (the “2024 ATM Offering”) under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering agreement (the “2024 ATM Offering Agreement”) we have with Goldman Sachs & Co. LLC and certain co-managers (collectively, the “2024 ATM Managers”). Under the 2024 ATM Offering Agreement, we could, from time to time, sell shares of our common stock through the 2024 ATM Managers selected by us.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

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

During the six months ended January 31, 2026, we issued 10,077,186 and 5,758,936 of the Company’s common stock under the 2024 ATM Offering and the 2025 ATM Offering for gross cash proceeds of $101.97 million and $107.98 million, respectively. The total issuance costs were $2.29 million and $2.16 million, all of which were related to compensation paid to the 2024 ATM Managers and the 2025 ATM Managers, respectively.

Subsequent to  January 31, 2026, we issued 869,556 of the Company’s common stock under the 2025 ATM Offering for gross cash proceeds of $14.77 million. The total issuance costs were $0.30 million, all of which were related to compensation paid to the 2025 ATM Managers.

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

Share Purchase Warrants

As at January 31, 2026, our number of outstanding share purchase warrants was nil ( July 31, 2025: 159,091).

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 11:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the six months ended January 31, 2026, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2025	4,594,207	$2.71
Exercised	(1,041,720)	2.45
Forfeited	(1,400)	5.49
Balance, January 31, 2026	3,551,087	$2.78

The table below sets forth the number of shares issued and cash received upon the exercise of our stock options:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Number of Options Exercised on a Cash Basis	162,400	2,438	351,817	48,713
Number of Options Exercised on a Non-Cash Basis	22,100	61,414	689,903	188,514
Total Number of Options Exercised	184,500	63,852	1,041,720	237,227

Number of Shares Issued on a Cash Basis	162,400	2,438	351,817	48,713
Number of Shares Issued on a Non-Cash Basis	16,068	35,627	539,956	110,389
Total Number of Shares Issued Upon Exercise of Options	178,468	38,065	891,773	159,102

Cash Received from Exercise of Stock Options	$270	$9	$911	$129
Total Intrinsic Value of Options Exercised	$1,744	$301	$9,292	$1,110

A continuity schedule of our outstanding unvested stock options as of January 31, 2026, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2025	359,619	$3.80
Vested	(135,328)	3.94
Forfeited	(200)	3.62
Balance, January 31, 2026	224,091	$3.72

As at January 31, 2026, the aggregate intrinsic value of all of our outstanding stock options was estimated at $51.34 million (vested: $48.80 million and unvested: $2.54 million).  As at January 31, 2026, our unrecognized compensation cost related to unvested stock options was $0.29 million ( July 31, 2025: $0.75 million), which is expected to be recognized over a weighted average period of 0.83 years.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our stock options outstanding and exercisable as of January 31, 2026, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	January 31, 2026	Exercise Price	Term (Years)	January 31, 2026	Exercise Price	Term (Years)
$0.91 to $0.99	882,750	0.92	4.29	882,750	0.92	4.29
$1.00 to $1.99	475,000	1.10	4.45	475,000	1.10	4.45
$2.00 to $2.99	434,649	2.28	5.41	434,649	2.28	5.41
$3.00 to $3.99	1,272,555	3.62	6.64	1,222,432	3.61	6.60
$4.00 to $4.99	14,000	4.36	8.73	6,500	4.53	8.21
$5.00 to $5.99	331,243	5.49	8.48	236,763	5.49	8.47
$6.00 to $6.99	64,558	6.51	8.33	42,316	6.56	8.29
$7.00 to $7.99	10,000	7.63	7.98	10,000	7.63	7.98
$8.00 to $8.68	66,332	8.68	9.49	16,586	8.68	9.49
	3,551,087	$2.78	5.88	3,326,996	$2.57	5.70

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (each, an “RSU”) as of January 31, 2026, is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance, July 31, 2025	1,203,197	$6.60
Granted	189,149	12.49
Forfeited	(846)	11.98
Vested	(11,528)	6.64
Balance, January 31, 2026	1,379,972	$7.40

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

During the three and six months ended January 31, 2026, our stock-based compensation related to RSUs was $1.58 million and $2.64 million (three and six months ended January 31, 2025: $0.78 million and $1.53 million), respectively. As at January 31, 2026, our unrecognized compensation costs related to unvested RSUs totaled $6.06 million ( July 31, 2025: $6.35 million), which is expected to be recognized over a weighted average period of approximately 1.79 years.

Performance Based Restricted Stock Units

During the three and six months ended January 31, 2026, our stock-based compensation related to the amortization of performance based restricted stock units (each, a “PRSU”) totaled $0.36 million and $0.73 million (three and six months ended January 31, 2025: $0.29 million and $0.57 million), respectively. As at January 31, 2026, our unrecognized compensation costs related to unvested PRSUs totaled $2.39 million ( July 31, 2025: $3.12 million), which is expected to be recognized over a period of approximately 2.06 years.

Stock-Based Compensation

A summary of our stock-based compensation expense for the three and six months ended January 31, 2026, is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$-	$-	$88
Amortization of stock option expenses	10	42	20	97
Amortization of RSU expenses	80	15	80	33
	90	57	100	218
Stock-Based Compensation for Management
Amortization of stock option expenses	118	172	291	379
Amortization of RSU and PRSU expenses	1,358	977	2,722	1,946
	1,476	1,149	3,013	2,325
Stock-Based Compensation for Employees
Amortization of stock option expenses	67	273	139	707
Amortization of RSU expenses	510	75	571	127
	577	348	710	834
	$2,143	$1,554	$3,823	$3,377

NOTE 12:	SALES AND COST OF SALES

The table below provides a breakdown of our sales revenue and the cost of sales revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Sales of purchased uranium inventory	$20,200	$49,750	$20,200	$66,837
Cost of purchased uranium inventory	(10,172)	(31,524)	(10,172)	(42,360)
Gross profit	$10,028	$18,226	$10,028	$24,477

The sale of purchased uranium inventory was completed on January 30, 2026. The receivable arising from the sale was subsequently collected on February 13, 2026.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

The table below provides a breakdown of major customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Customer A	-	67%	-	50%
Customer B	100%	33%	100%	24%
Customer C	-	-	-	14%
Customer D	-	-	-	12%
	100%	100%	100%	100%

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended January 31,		Six Months Ended January 31,
Numerator	2026	2025	2026	2025
Net Loss for the Period	$(13,937)	$(10,234)	$(24,278)	$(30,392)
Denominator
Basic Weighted Average Number of Shares	484,086,707	423,199,789	476,173,043	417,669,394
Dilutive Effect of Stock Awards and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	484,086,707	423,199,789	476,173,043	417,669,394
Net Loss Per Share – Basic	$(0.03)	$(0.02)	$(0.05)	$(0.07)
Net Loss Per Share – Diluted	$(0.03)	$(0.02)	$(0.05)	$(0.07)

NOTE 14:	SEGMENTED INFORMATION

The Company’s operating segments consist of uranium exploration and mining activities in Wyoming, Texas, Saskatchewan and Others, as well as a corporate segment engaged in investments and the trading of purchased uranium inventory.

Our Chief Executive Officer who is our Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources for all of the Company’s reportable segments based on income (loss) before income taxes.  The CODM uses segment income (loss) before income taxes to allocate resources, including decisions related to capital investment in mining operations and potential expansion opportunities.  The significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in the Company’s consolidated statements of operations.

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

The Company adopted ASU 2023-07, Segment Reporting (Topic 280), on August 1, 2024. The new segment reporting requirement is applied retrospectively to all prior periods presented in these consolidated financial statements. The tables below present financial information for each of the Company’s reportable segments. All intercompany transactions have been eliminated.

	Three months ended January 31, 2026
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$20,200	$20,200
Cost of sales	-	-	-	-	(10,172)	(10,172)
Depreciation, amortization and accretion	(1,279)	(374)	(46)	(5)	(1)	(1,705)
Other operating expenses (1)	(14,715)	(6,017)	(4,742)	(336)	(6,076)	(31,886)
Other income (expenses)
Income from equity-accounted investment	-	-	-	-	2,153	2,153
Fair value gain on equity securities	-	-	-	-	4,064	4,064
Interest expense and finance costs	(425)	(70)	-	(5)	-	(500)
Interest income	-	-	-	-	3,903	3,903
Other items	-	6	5	1	-	12
Income (loss) before income taxes	$(16,419)	$(6,455)	$(4,783)	$(345)	$14,071	$(13,931)

Total assets	$370,760	$35,624	$381,387	$21,014	$723,863	$1,532,648
Equity-accounted investments	$-	$-	$-	$-	$59,684	$59,684
Capital additions	$984	$533	$-	$25	$-	$1,542

	Three months ended January 31, 2025
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$49,750	$49,750
Cost of sales	-	-	-	-	(31,524)	(31,524)
Depreciation, amortization and accretion	(864)	(139)	(39)	(1)	(2)	(1,045)
Other operating expenses (1)	(10,225)	(4,120)	(694)	(375)	(5,401)	(20,815)
Other income (expenses)
Loss from equity-accounted investment	-	-	-	-	(991)	(991)
Fair value loss on equity securities	-	-	-	-	(7,967)	(7,967)
Interest expense and finance costs	(259)	-	-	(5)	(25)	(289)
Interest income	-	-	-	-	1,201	1,201
Other items	-	(11)	4	2	23	18
Income (loss) before income taxes	$(11,348)	$(4,270)	$(729)	$(379)	$5,064	$(11,662)

Total assets	$364,988	$24,812	$369,361	$20,816	$201,980	$981,957
Equity-accounted investments	$-	$-	$-	$-	$55,181	$55,181
Capital additions	$190,645	$807	$-	$52	$-	$191,504

URANIUM ENERGY CORP.
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

	Six months ended January 31, 2026
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$20,200	$20,200
Cost of sales	-	-	-	-	(10,172)	(10,172)
Depreciation, amortization and accretion	(2,389)	(695)	(90)	(7)	(3)	(3,184)
Other operating expenses (1)	(27,677)	(13,510)	(6,670)	(582)	(11,790)	(60,229)
Other income (expenses)
Income from equity-accounted investment	-	-	-	-	2,893	2,893
Fair value gain on equity securities	-	-	-	-	20,085	20,085
Interest expense and finance costs	(766)	(447)	-	(10)	-	(1,223)
Interest income	-	-	-	-	6,666	6,666
Other items	-	13	9	2	-	24
Income (loss) before income taxes	$(30,832)	$(14,639)	$(6,751)	$(597)	$27,879	$(24,940)

Capital additions	$1,298	$1,331	$57	$81	$-	$2,767

	Six months ended January 31, 2025
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$66,837	$66,837
Cost of sales	-	-	-	-	(42,360)	(42,360)
Depreciation, amortization and accretion	(1,288)	(272)	(75)	(4)	(4)	(1,643)
Other operating expenses (1)	(15,948)	(8,452)	(4,723)	(839)	(9,710)	(39,672)
Other income (expenses)
Loss from equity-accounted investment	-	-	-	-	(1,467)	(1,467)
Fair value loss on equity securities	-	-	-	-	(18,317)	(18,317)
Gain on revaluation of derivative liabilities	-	-	-	-	1,706	1,706
Interest expense and finance costs	(402)	-	-	(10)	(218)	(630)
Interest income	-	-	-	-	2,326	2,326
Other items	-	(167)	9	3	217	62
Loss before income taxes	$(17,638)	$(8,891)	$(4,789)	$(850)	$(990)	$(33,158)

Capital additions	$191,333	$1,178	$273	$52	$-	$192,836

(1) Other operating expenses include mineral property expenditures and general and administrative expenses.

Geographic Information

Long-lived assets (2)	January 31, 2026	July 31, 2025
United States	385,601	384,779
Canada	380,184	377,004
Others	15,457	15,381
	781,242	777,164

(2) Long-lived assets include mineral rights and properties and property, plant and equipment.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Expressed in thousands of U.S. dollars, except per share and per pound amounts)

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended January 31, 2026, and our Form 10-K Annual Report for Fiscal 2025, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this Quarterly Report. Refer to “Cautionary Note Regarding Forward-looking Statements” as disclosed in our Form 10-K Annual Report for Fiscal 2025, and Item 1A, Risk Factors, under Part II - Other Information, of this Quarterly Report.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2025, our most recently completed year end, to January 31, 2026, and our results of operations for the three and six months ended January 31, 2026, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as contained in our Form 10-K Annual Report for Fiscal 2025.

Business

We have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Our principal projects are located in Wyoming and Texas in the United States and in Saskatchewan, Canada, as more fully described in our Form 10-K Annual Report for Fiscal 2025.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. During Fiscal 2025, our initial production as part of ramp up yielded 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed U3O8 (uranium concentrate), respectively. For the six months ended January 31, 2026, 114,355 pounds of precipitated uranium and dried and drummed U3O8 were produced. We expect the ramp-up phase will continue while new production areas are being constructed in 2026. Delineation drilling expanded in wellfield 12 and 8 and 10-extensions. Mine development advanced further with well installation in wellfield 10-extension and 12, as well as installation of the monitor well ring in wellfield 10-extension. Additionally, construction was completed on four new header houses in wellfield 11, with three additional header houses being installed in wellfield 12 and 10-extension. Production from the new header houses is expected to commence on receipt of state regulatory approval. In parallel with activities at the Christensen Ranch mine, process upgrades at the Irigaray central processing plant (“CPP”) continued in the second quarter of Fiscal 2026, including refurbishment of the calciner to increase throughput of dried yellowcake. Updates included components as recommended by the manufacturer to increase operational efficiency. As a result, drying and packaging is now running with 24/7, two shift operations.

At Ludeman, our third new ISR project located 10 miles northeast of Glenrock, Wyoming, delineation drilling was approximately 80% completed at the end of the second quarter of Fiscal 2026. This work will assist wellfield pattern design currently underway.

Uranium recovered from the Christensen Ranch Mine ISR operation is processed at our Irigaray CPP, which has a licensed production capacity of four million pounds of U3O8 per year. The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine and our Reno Creek, Moore Ranch and Ludeman Projects.

On August 1, 2025, our Sweetwater Project was designated as a FAST-41 transparency project by the U.S. Federal Permitting Improvement “Steering Council” as part of the implementation of President Trump’s Executive Order on Immediate Measures to “Increase American Mineral Production”. Our first milestone in the FAST-41 process was completed in the second fiscal quarter with the submission of the Sweetwater Plan of Operations for ISR operations to the Bureau of Land Management (“BLM”) on November 14, 2025. BLM finalized their completeness review of the submission on March 3, 2026, the second milestone in the FAST-41 process. The next steps are meetings with BLM to determine the level of National Environmental Policy Act review that will be necessary for final approval of the project on federal lands. The installation of 23 cased monitor wells and the coring program for advanced metallurgical testing was completed during the quarter. We commenced a 200-hole delineation drilling program in the first wellfield at Sweetwater on March 2, 2026.

In Texas, our fully-licensed and 100% owned Hobson CPP forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins of up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (the “hub”) for our Palangana Mine, and future satellite uranium mining activities, such as our Burke Hollow and Goliad Projects, located within the South Texas Uranium Belt (the “spokes”).

A major milestone was achieved with the construction completion of Burke Hollow during the second quarter of Fiscal 2026. Drilling, casing, and underreaming of wells in the initial production area within the first wellfield is complete. The wellfield is comprised of 129 injection and recovery wells that have been tested for mechanical integrity and will provide initial feed to the ion-exchange (“IX”) plant. The buildout of the satellite IX plant, including IX columns, IX resin and water treatment systems with an overall capacity of 2,500 gallons per minute was completed. Ion-exchange is a filtration system which removes liquid uranium from groundwater before it is dried and processed into U3O8 at the Hobson CPP. Additionally, all bulk chemicals, including oxygen, carbon dioxide and others, have been delivered in preparation for startup of our hub and spoke operations in South Texas. In December 2025, the Drilling and Completion Report for the waste disposal well was submitted to the Texas Commission on Environmental Quality (“TCEQ”) for their review. The waste disposal well will facilitate production operations, as well as restoration at the completion of mining activities. As the TCEQ completes its review, which is standard procedure for commencing a new ISR operation, we have carried out pre-operational inspections of the wellfield, IX plant and disposal well. With the increased level of industry activity, there is regulatory backlog, which has led to slower than normal review times for submissions.

In Canada, we started a 34,000-meter core drilling program in October 2025. Of the planned drilling more than 30% has been completed. Concurrently, we are working with SaskPower towards a Definition Phase Agreement for a high-voltage power connection to the Roughrider Project.

On August 18, 2025, we incorporated UEC US Uranium LLC for the purpose of holding and administering our physical uranium assets and related contractual arrangements in the U.S. On January 2, 2026, UEC Energy Corp. was formed as a holding company to hold certain investments and other assets.

In September 2025, we announced the incorporation of United States Uranium Refining & Conversion Corp. (“UR&C”), which is intended to pursue the feasibility of developing a new uranium refining and conversion facility in the U.S. The project will move forward contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals and favorable market conditions. During the second quarter of Fiscal 2026, UR&C progressed a feasibility study with its contractor, Fluor Corporation (“Fluor”). In support of the feasibility study, a detailed siting study was initiated for the planned facility, and the review of various sites across the U.S. is underway. All sites are undergoing a rigorous evaluation with respect to site and civil characteristics, environment and permitting requirements, logistics, utility infrastructure, and the available workforce. Several key technical personnel were added to the UR&C’s team, as well as Fluor’s engineering team. Additionally, Fluor began preparing for licensing of the facility with the placement of key licensing and permitting personnel.

On October 2, 2025, we completed a private placement offering of 575,000 shares of our common stock issued as “flow-through shares”, as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million. The proceeds will be applied toward certain qualifying CEE, as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada.

On October 6, 2025, we completed a public offering of 15,500,000 shares of our common stock at a price of $13.15 per share, resulting in gross proceeds of $203.83 million.  On October 9, 2025, the underwriter exercised its over-allotment option to purchase an additional 2,325,000 shares of common stock at the same offering price, providing additional gross proceeds to the Company of $30.57 million.  The total issuance costs were $2.79 million pursuant to the public offering and the over-allotment purchase.  We intend to use the proceeds from this offering to support the development of a new uranium refining and conversion facility through UR&C, as well as for general corporate and working capital purposes.

As at January 31, 2026, we hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, and in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

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

As of January 31, 2026, we held 1,456,000 pounds of purchased uranium, and all previously disclosed purchase commitments for uranium had been fulfilled as of such date with no outstanding purchase agreements remaining.

Our Physical Uranium Program supports three objectives for our Company: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could compliment production and accelerate cash flows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S. origin specific opportunities which may command premium pricing due to the scarcity of domestic uranium. One such U.S. origin specific opportunity is the Company’s plan to participate in supplying the Uranium Reserve, as outlined in the Nuclear Fuel Working Group report published by the U.S. Department of Energy.

Uranium Market Developments

The uranium market is being driven by a macro demand for more electricity generation, an unprecedented global push for clean energy, data center and AI development, geopolitical situations and under investment among other factors. In its latest Electricity 2026 Outlook, the International Energy Agency reported nuclear energy at a record high and projected global electricity demand growth of roughly 3.6% per year through 2030. The report also noted that nuclear energy together with renewable energy sources will generate about half of all global electricity by 2030. Demand for data centers and artificial intelligence systems is continuing to increase with Goldman Sachs projecting a 160% to 175% increase in global data center power demand by 2030 compared to 2023 levels. ICF International Inc. in its September 2025 study, projected that electricity demand in the United States will see a 25% increase by 2030 and a near 80% increase by 2050.

Countries around the globe are realizing the highly reliable, clean, safe, economical power nuclear energy provides should be a part of most any country’s baseload energy platform. An increasing number of governments have announced that they are pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

In the United States, several pieces of bipartisan legislation have passed in recent years supporting nuclear energy development and expansion, including the Nuclear Fuel Security Act, the Advance Act, the Inflation Reduction Act and the Big Beautiful Bill (collectively, the “Acts”).  In combination, these bills and other legislative efforts seek to encourage the restoration and rebuilding of a robust domestic fuel cycle in the United States. Consistent with the Acts, recent legislation labeled as the Accelerating Reliable Capacity (ARC) Act of 2026 has been introduced in the Senate by bipartisan parties to provide federal backing for over-budget nuclear reactors.

On May 23, 2025, the President of the United States signed Executive Orders (each, an “Executive Order”) that include a policy objective to quadruple United States’ nuclear energy by 2050.  These Executive Orders mark a historic level of policy support to rejuvenate the United States nuclear industry and its infrastructure, underscoring its importance as a matter of national security. The Executive Orders invoke the Defense Production Act and are intended to have significant positive policy and economic impacts on the domestic fuel cycle, reactor new builds, research and new technology advancements. Underscoring the Executive Orders directives, on October 28, 2025 announcements were made that the U.S. Government had entered into a strategic partnership encompassing at least $80 billion for the construction of new nuclear reactors using Westinghouse technology.

Additionally, large technology companies, like Nvidia, Microsoft, Meta, Google, Oracle and Amazon, have announced significant nuclear energy commitments including that required for their data center energy demand with large investments in the clean, affordable and reliable power that nuclear energy provides.

Global uranium market fundamentals have shown major improvement in recent years as this market began a transition from being inventory driven to production driven. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown significant appreciation, reaching a high in 2024 of $107.00 per pound U3O8. Since that time the spot uranium market retraced some of the advance, reaching a low of $63.45 per pound U3O8 on March 17, 2025. That low proved to be short lived, and the uranium market has since rebounded, reaching $101.50 per pound U3O8 on January 29, 2026. Since that time, the market has experienced what appears as a shorter-term pullback to $85.50 in February 2026 (Source: UxC LLC Historical Ux Daily Prices).

During the three and six months ended January 31, 2026, uranium prices averaged $80.76 and $78.75 per pound U3O8 representing a 7.7% and 0.9% increase, respectively, compared to the average price of $74.98 and $78.06 per pound U3O8 representing a 7.7% increase compared to the average price of $74.98 per pound U3O8 in the corresponding period in Fiscal 2025 (Source: UxC LLC Historical Ux Daily Prices).

Relative underinvestment in uranium mining operations has been evident for more than a decade and has been a major factor contributing to a structural deficit between global production and uranium requirements. Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels. In 2025 and 2026, the mid-case gap between production and requirements is projected to be about 67 million pounds U3O8, and by 2035 accumulates to a total above 344 million pounds U3O8 (Source: UxC 2025 Q4 Uranium Market Outlook). For context, utilities in the United States purchased 55.9 million pounds U3O8 in 2024 (Source: United States Energy Information Administration, September 30, 2025 - Uranium Marketing Annual Report). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also expected to be further reduced with western enrichers, reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet future demand. The timeline for many new mining projects can be 10 to 20 years and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia’s invasion of Ukraine with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe.  Economic sanctions, transportation restrictions and United States legislation banning the importation of Russian nuclear fuel, and the European Union’s goals to reduce and eventually eliminate its dependence on Russian fuel, is causing a fundamental change to the nuclear fuel markets. As a result of the instability and assurance of supply risks, United States and European utilities are shifting supply focus to areas of low geopolitical risk.

The United States Presidential Executive Order “Establishing The National Energy Dominance Council” noted that one of its objectives was to “reduce dependency on foreign imports” for the United States’ “national security” and recognized uranium as an “amazing national asset” (Source: The White House News & Update, February 14, 2025). As of November 7, 2025, Uranium was added back into the U.S. Geological Survey list of Critical Minerals making it also subject to the Section 232 Investigation on Critical Minerals that was already underway. On January 14, 2026, Presidential Proclamation 11001was issued – Adjusting Imports of Processed Critical Minerals and their Derivative Products (“PCMDPs”) into the United States. The Proclamation directs the U.S. Trade Representative and Department of Commerce to negotiate agreements with trading partners to secure supply chains and address import volumes. The Proclamation addresses the Section 232 investigation and states: “the Secretary recommended a range of actions, including actions to adjust the imports of PCMDPs so that such imports will not threaten to impair the national security”. While specific remedies are not yet defined, in the event agreements are not reached or are ineffective by July 13, 2026, the actions could potentially lead to resumption of strategic uranium reserve purchases, establishment of import price floors or other remedies.

On the demand side, the global nuclear energy industry continues robust growth, with 70 new reactors connected to the grid in 2015 through 2025 and with another 74 reactors under construction. In 2025, construction started for seven new reactors and seven new reactors were connected to the grid while seven reactors were permanently shut down (Source: International Atomic Energy Association Power Reactor Information System – February 16, 2026). Total nuclear generating capacity for the world’s 437 operable reactors stands at 399 gigawatts (Source: World Nuclear Association – February 16, 2026). In December 2025, the World Nuclear Association reported 33 countries had pledged to at least triple their nuclear capacity by 2050, further supporting additional growth for the nuclear industry and uranium demand. In addition, over 140 nuclear industry companies, 16 of the world’s largest banks, like Citibank, Morgan Stanley and Goldman Sachs, and at least 15 large energy users, such as Microsoft, Amazon and Google, have all pledged to support this goal in their investments and commercial activities.

Additionally, there is positive momentum from the utility industry as it returns to a longer-term contracting cycle to replace expiring contracts. It is estimated that cumulative uncommitted demand through 2035 is more than 870 million pounds U3O8 (Source: UxC Uranium Market Overview Q4 2025). This utility demand, together with potential demand from financial entities, government programs and the overall increase in interest in nuclear energy as a source for growing electricity demand from artificial intelligence and data center applications, are continuing to add positive tailwinds to the strong fundamentals in the uranium market.

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

Results of Operations

During the three and six months ended January 31, 2026, we recorded revenue of $20.20 million and gross profit of $10.03 million, related to sales of purchased uranium inventory. For the three and six months ended January 31, 2025, we recorded revenue of $49.75 million and $66.84 million, respectively, and gross profit of $18.23 million and $24.48 million, respectively, all of which were related to sales of purchased uranium inventory.

For the three and six months ended January 31, 2026, we recorded a net loss of $13.94 million ($0.03 per share) and $24.28 million ($0.05 per share), respectively, and loss from operations of $23.56 million and $53.39 million, respectively. During the three and six months ended January 31, 2025, we recorded a net loss of $10.23 million ($0.02 per share) and $30.39 million ($0.07 per share), respectively, and loss from operations of $3.63 million and $16.84 million, respectively.

During the six months ended January 31, 2026, we continued ramping up mining activities at our Christensen Ranch Mine, where 114,355 pounds of precipitated uranium and dried and drummed U3O8 were produced. We expect the ramp-up phase will continue while new production areas are being constructed in Fiscal 2026. At our Burke Hollow Project, final construction milestones were completed and the operations team is preparing for startup while the state regulator finishes their review of the completion report for the waste disposal well. In parallel, we continued to advance our Roughrider Project with resource expansions and accelerated the development program at our Ludeman Project. In addition, drilling and engineering for mill refurbishment of our Sweetwater Project have been initiated. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

Sales Revenue and Costs

The table below provides a breakdown of our sales revenue and cost of sales:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Sales of purchased uranium inventory	$20,200	$49,750	$20,200	$66,837
Cost of purchased uranium inventory	$(10,172)	$(31,524)	$(10,172)	$(42,360)
Gross profit	$10,028	$18,226	$10,028	$24,477

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

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Permitting and land payments	$2,709	$1,556	$4,065	$3,095
Extraction readiness and mine site maintenance	2,359	4,180	4,762	6,556
Exploration	4,323	923	8,040	5,840
Development	14,289	7,584	27,733	12,266
Total	$23,680	$14,243	$44,600	$27,757

During the three and six months ended January 31, 2026, exploration expenditures, such as drilling and preliminary economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $0.52 million and $1.70 million (January 31, 2025: $0.18 million and $1.48 million), respectively; and

●	Roughrider Project: $3.80 million and $4.81 million (January 31, 2025: $0.33 million and $3.22 million), respectively.

During the three and six months ended January 31, 2026, development expenditures were primarily spent on the following projects:

●	Burke Hollow Project: $3.80 million and $8.63 million (January 31, 2025: $2.75 million and $4.59 million), respectively;

●	Christensen Ranch Mine: $9.54 million and $17.96 million (January 31, 2025: $2.40 million and $4.21 million), respectively; and

●	Ludeman Project: $0.66 million and $0.70 million (January 31, 2025: $0.64 million and $0.67 million), respectively.

During the three and six months ended January 31, 2026, mine site services and maintenance expenditures were primarily spent on optimization of our Irigaray CPP, including a full rebuild of one of two yellowcake thickeners and replacing the rake, gearbox and motor along with a full refurbishment of the calciner.

General and Administrative

General and administrative expenses were comprised of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Salaries and management fees	$2,016	$1,865	$4,613	$3,646
Office, investor communications and travel	1,932	1,182	3,408	2,264
Rent and property tax	76	163	531	275
Insurance	317	305	659	573
Foreign exchange (gain) loss	114	(26)	(135)	(420)
Professional fees	1,610	1,529	2,733	2,200
Sub-total	6,065	5,018	11,809	8,538
Stock-based compensation	2,141	1,554	3,820	3,377
Total general and administrative expenses	$8,206	$6,572	$15,629	$11,915

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

For the three and six months ended January 31, 2026, salaries and management fees increased compared to the three and six months ended January 31, 2025, which was primarily the result of hiring additional mid-level management and office personnel to support the Company’s expansion and corporate-wide salary increases to adjust for inflation; and

●

For the three and six months ended January 31, 2026, office, investor communications and travel and professional fees increased compared to the three and six months ended January 31, 2025, which was primarily the result of increases in business activities and the expansion of our operations.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Share of income (loss)	$210	$(1,013)	$(567)	$(1,494)
Gain on dilution of ownership interest	1,943	22	3,460	27
Total	$2,153	$(991)	$2,893	$(1,467)

During the three and six months ended January 31, 2026 and 2025, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and exercises of warrants and/or stock options. As at January 31, 2026, we had a 12.3% equity interest in URC compared to a 13.5% equity interest as at July 31, 2025.

During the three and six months ended January 31, 2026, we recorded a share of URC’s income of $0.59 million and $0.97 million (three and six months ended January 31, 2025: loss of $0.24 million and $0.30 million), and a share of loss of JCU of $0.38 million and $1.54 million (three and six months ended January 31, 2025: $0.77 million and $1.19 million), respectively.

Fair Value Gain (Loss) on Equity Securities

As at January 31, 2026, our investments in equity securities were revalued using the market values at period end, which resulted in a fair value gain of $4.06 million and $20.09 million on revaluation of equity securities for the three and six months ended January 31, 2026 (three and six months ended January 31, 2025: loss of  $7.97 million and $18.32 million), respectively.

Interest income

During the three and six months ended January 31, 2026, interest income totaled $3.90 million and $6.67 million, respectively, compared to $1.20 million and $2.33 million for the same period in Fiscal 2025. The interest earned resulted from the investment in short-term deposits of cash proceeds received from our at-the-market offerings and our public offering during that period.

Liquidity and Capital Resources

	January 31, 2026	July 31, 2025
Cash and cash equivalents	$486,347	$148,930
Current assets	597,652	234,016
Current liabilities	20,806	26,433
Working capital (Current assets less Current liabilities)	576,846	207,583

As at January 31, 2026, the total estimated reclamation costs for all of our projects was $89.10 million. We have secured $61.27 million of surety bonds as an alternate source of financial assurance for the estimated costs of our reclamation obligations, of which $7.66 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $53.61 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We have a history of operating losses resulting in an accumulated deficit balance since inception. We had an accumulated deficit balance of $430.84 million as at January 31, 2026. We may not achieve and maintain profitability or develop positive cash flow from our operations in the near term. During the six months ended January 31, 2026, we received net proceeds of $448.85 million (six months ended January 31, 2025: $135.29 million) from our at-the-market offerings, public offering and flow-through share private placement and from exercises of stock options. As at January 31, 2026, we had a working capital of $576.85 million.

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

Equity Financings

At-the-Market Offerings

On November 16, 2022, we filed a Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (the 2022 Shelf), which included an at-the-market offering agreement prospectus (the 2022 ATM Offering) covering the offering, issuance and sale of up to a maximum offering of $300 million in shares of our common stock under the 2022 Shelf.

On November 16, 2022, we also entered into an at-the-market offering agreement (the 2022 ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain co-managers (collectively, the 2022 ATM Managers) as set forth in the 2022 ATM Offering Agreement under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

On December 20, 2024, we filed a prospectus supplement to our 2022 Shelf (the 2024 ATM Offering) under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering agreement (the 2024 ATM Offering Agreement) we have with Goldman Sachs & Co. LLC and certain co-managers (collectively, the 2024 ATM Managers).

On November 14, 2025, we filed Form S-3 automatic shelf registration statement under the Securities Act, which became effective upon filing, providing for the public offer and sale of certain securities of the Company from time to time, at our discretion, of an undetermined dollar value of common stock, debt securities, warrants to purchase common stock or debt securities, subscription receipts for units which include common stock, debt securities, warrants or any combination thereof (the 2025 Shelf), which included an at-the-market offering agreement prospectus (the 2025 ATM Offering) covering the offering, issuance and sale of up to a maximum offering of $600 million in shares of our common stock under the 2025 Shelf.

On November 14, 2025, we also entered into an at-the-market offering agreement (the 2025 ATM Offering Agreement) with Goldman Sachs & Co. LLC and certain co-managers (collectively, the 2025 ATM Managers). Under the 2025 ATM Offering Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $600 million through the 2025 ATM Managers selected by us.

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

During the  six months ended January 31, 2026, we issued  10,077,186 and  5,758,936 of the Company’s common stock under the 2024 ATM Offering and the 2025 ATM Offering for gross cash proceeds of $ 101.97 million and $ 107.98 million, respectively. The total issuance costs were $ 2.29 million and $ 2.16 million, all of which were related to compensation paid to the 2024 ATM Managers and the 2025 ATM Managers, respectively.

Subsequent to January 31, 2026, we issued 869,556 of the Company’s common stock under the 2025 ATM Offering for gross cash proceeds of $14.77 million. The total issuance costs were $0.30 million, all of which were related to compensation paid to the 2025 ATM Managers.

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

Private Placement

On October 2, 2025, we completed a private placement offering of 575,000 FT Shares for gross proceeds of $8.63 million.  The proceeds will be applied toward certain qualifying CEE, as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada.

Operating Activities

During the six months ended January 31, 2026, net cash used in operating activities totaled $72.43 million, which was primarily related to mineral property expenditures of $44.60 million, general and administrative expenses excluding stock-based compensation of $11.81 million and changes in operating assets and liabilities. The proceeds of $20.20 million from sale of purchased uranium inventory during six months ended January 31, 2026 was subsequently collected on February 13, 2026. During the six months ended January 31, 2025, net cash used in operating activities was $20.26 million, which was primarily attributable to mineral property expenditures of $27.76 million and general and administrative expenses excluding stock-based compensation of $8.54 million, as well as changes in operating assets and liabilities, partially offset by a gross profit of $24.48 million from the sale of purchased uranium inventory.

Financing Activities

During the six months ended January 31, 2026, net cash provided by financing activities totaled $445.77 million, comprised primarily of net proceeds of $448.85 million from our 2024 and 2025 ATM Offerings, public offering and private placement of FT Shares, as well as from the exercises of stock options, partially offset by payments of $3.08 million for tax and withholdings upon settlement of equity awards on a forfeiture basis. During the six months ended January 31, 2025, net cash provided by financing activities totaled $132.65 million, comprised primarily of net proceeds of $135.29 million from our 2022 and 2024 ATM Offerings and the exercises of stock options and share purchase warrants, partially offset by payments of $2.64 million for tax and withholdings upon settlement of equity awards on a forfeiture basis.

Investing Activities

During the six months ended January 31, 2026, net cash used in investing activities totaled $37.48 million, mainly related to investment in equity securities of  $36.58 million.  During the six months ended January 31, 2025, net cash used in investing activities totaled $136.44 million, comprised of $177.29 million paid for the acquisition of Sweetwater assets, $10.46 million invested in equity securities, $0.54 million used for the capital contribution to JCU and $2.54 million invested in mineral properties and the purchase of equipment, partially offset by proceeds from the sale of equity securities of $54.37 million.

Stock Options

As of January 31, 2026, we had in-the-money stock options outstanding representing 3,551,087 shares at a weighted-average exercise price of $2.78 per share, issuable for gross proceeds of approximately $9.88 million should these stock options be exercised in full on a cash basis. The exercise of these stock options is at the discretion of their respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Related Parties

Related party transactions are based on the amounts agreed to by the parties. During the six months ended January 31, 2026 and 2025, the Company did not enter into any material contracts or undertake any significant commitment or obligation with any related parties.

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

Subsequent Events

On January 12, 2026, the Company entered into a subscription agreement to purchase 896,861 Subscription Receipts of Anfield for $4.00 million. Each Subscription Receipt entitled the Company to receive, upon satisfaction of the Escrow Release Conditions on or prior to March 31, 2026, or such other later date as may be specified by the Company in writing, one common share of Anfield, without payment of additional consideration and without further action on the part of the Company. Anfield required the approval of the TSX-V and the disinterested shareholders of Anfield at a special shareholder meeting on February 27, 2026 to remove the Escrow Release Conditions associated with the subscription. Anfield received the approval by the TSX-V and its disinterested shareholders, and consequently issued 896,861 Anfield’s common shares to the Company on February 27, 2026.

The Company completed the sale of purchased uranium inventory on January 30, 2026. The receivable arising from the sale was subsequently collected on February 13, 2026.

Subsequent to January 31, 2026, we issued 869,556 of the Company’s common stock under the 2025 ATM Offering for gross cash proceeds of $14.77 million. The total issuance costs were $0.30 million, all of which were related to compensation paid to the 2025 ATM Managers.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

Item 1A -- Risk Factors of the Form 10-K Annual Report for Fiscal 2025 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. The risk factors set forth in our Form 10-K Annual Report for Fiscal 2025 remain current and there have been no material changes to those risk factors that needed to be supplemented or updated on this Form 10-Q for the quarter ended January 31, 2026. Additional risks and uncertainties that the Company does not presently know about or that it currently deems immaterial also may impair our business operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2026, we held both ISR and conventional mines. Under U.S. regulation, our ISR Mines were not subject to regulation by the Mine Safety Act but rather fall under oversight by the U.S. Occupational Safety and Health Administration.

Item 5.    Other Information

During our fiscal quarter ended January 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: March 9, 2026

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial Officer)
Date: March 9, 2026