Form 10-Q
period 2026-04-30
URANIUM ENERGY CORP
filed 2026-06-09
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 494,872,366 shares of common stock outstanding as of June 8, 2026.

URANIUM ENERGY CORP.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and nine months ended April 30, 2026

(Unaudited – Expressed in thousands of U.S. dollars unless otherwise stated)

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – Expressed in thousands of U.S. dollars)

	Notes	April 30, 2026	July 31, 2025

CURRENT ASSETS
Cash and cash equivalents		$488,053	$148,930
Prepaid expenses and other receivables		7,127	5,807
Inventories	3	86,455	79,279
TOTAL CURRENT ASSETS		581,635	234,016

MINERAL RIGHTS AND PROPERTIES	4	711,989	709,651
PROPERTY, PLANT AND EQUIPMENT	5	70,432	67,513
RESTRICTED CASH	6	1,878	9,207
EQUITY-ACCOUNTED INVESTMENTS	7	63,779	55,825
INVESTMENT IN EQUITY SECURITIES	8	65,882	28,470
OTHER NON-CURRENT ASSETS	7	42,461	2,971
TOTAL ASSETS		$1,538,056	$1,107,653

CURRENT LIABILITIES
Accounts payable and accrued liabilities		$12,462	$20,560
Asset retirement obligations - current	9	4,650	5,160
Other current liabilities		693	713
TOTAL CURRENT LIABILITIES		17,805	26,433

ASSET RETIREMENT OBLIGATIONS	9	36,249	33,904
OTHER NON-CURRENT LIABILITIES		1,220	1,293
DEFERRED TAX LIABILITIES		61,301	62,123
TOTAL LIABILITIES		116,575	123,753

STOCKHOLDERS’ EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 493,317,899 shares issued and outstanding (July 31, 2025 - 454,015,855)	10	493	454
Additional paid-in capital		1,915,621	1,404,420
Accumulated deficit		(483,179)	(406,557)
Accumulated other comprehensive loss		(11,454)	(14,417)
TOTAL EQUITY		1,421,481	983,900
TOTAL LIABILITIES AND EQUITY		$1,538,056	$1,107,653

SUBSEQUENT EVENTS	10

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Expressed in thousands of U.S. dollars, except share and per share data)

		Three Months Ended		Nine Months Ended
		April 30,		April 30,
	Notes	2026	2025	2026	2025
SALES	12	$-	$-	$20,200	$66,837
COST OF SALES	12	-	-	(10,172)	(42,360)
GROSS PROFIT		-	-	10,028	24,477

OPERATING COSTS
Mineral property expenditures	4	29,542	15,680	74,142	43,437
General and administrative		9,429	6,378	25,058	18,293
Depreciation, amortization and accretion	4,5,9	1,815	1,405	4,999	3,048
TOTAL OPERATING COSTS		40,786	23,463	104,199	64,778
LOSS FROM OPERATIONS		(40,786)	(23,463)	(94,171)	(40,301)

OTHER INCOME (EXPENSES)
Interest expense and finance costs		(402)	(404)	(1,625)	(1,034)
Income (loss) from equity-accounted investments	7	3,454	(2,255)	6,347	(3,722)
Fair value gain (loss) on equity securities	8	(19,432)	(4,266)	653	(22,583)
Gain on revaluation of derivative liabilities		-	-	-	1,706
Interest income		4,221	571	10,887	2,897
Others		5	39	29	101
OTHER INCOME (EXPENSES)		(12,154)	(6,315)	16,291	(22,635)

LOSS BEFORE INCOME TAXES		(52,940)	(29,778)	(77,880)	(62,936)
DEFERRED TAX RECOVERY (EXPENSES)		596	(434)	1,258	2,332
NET LOSS FOR THE PERIOD		(52,344)	(30,212)	(76,622)	(60,604)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation gain (loss)		(697)	10,416	2,963	(81)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(697)	10,416	2,963	(81)
TOTAL COMPREHENSIVE LOSS FOR THE PERIOD		$(53,041)	$(19,796)	$(73,659)	$(60,685)

NET LOSS PER SHARE	13
Basic		$(0.11)	$(0.07)	$(0.16)	$(0.14)
Diluted		$(0.11)	$(0.07)	$(0.16)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
Basic		490,701,053	429,941,797	480,909,281	421,670,287
Diluted		490,701,053	429,941,797	480,909,281	421,670,287

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – Expressed in thousands of U.S. dollars)

		Nine Months Ended April 30,
	Notes	2026	2025

OPERATING ACTIVITIES
Net loss for the period		$(76,622)	$(60,604)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation	11	6,037	4,713
Depreciation, amortization and accretion	4,5,9	4,999	3,056
(Income) loss from equity-accounted investments	7	(6,347)	3,722
(Gain) loss on disposition of assets		8	(12)
(Gain) loss on revaluation of equity securities	8	(653)	22,583
Gain on revaluation of derivative liabilities		-	(1,706)
Deferred tax recovery		(1,258)	(2,332)
Changes in operating assets and liabilities
Inventories		(6,410)	304
Prepaid expenses and other receivables		(3,100)	139
Accounts payable and accrued liabilities		(6,205)	(10,761)
Other liabilities		(504)	(102)
NET CASH USED IN OPERATING ACTIVITIES		(90,055)	(41,000)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	10	508,196	168,025
Taxes and withholdings paid upon settlement of equity awards on a forfeiture basis		(3,083)	(2,637)
NET CASH PROVIDED BY FINANCING ACTIVITIES		505,113	165,388

INVESTING ACTIVITIES
Acquisition of Sweetwater Assets		-	(177,328)
Investment in mineral rights and properties		-	(165)
Capital contribution to equity-accounted investment	7	(821)	(538)
Investment in subscription receipts	7	(40,000)	-
Investment in equity securities	8	(37,927)	(10,455)
Proceeds from sale of equity securities	8	1,168	54,372
Purchase of property, plant and equipment		(5,696)	(4,505)
Proceeds from disposition of assets		6	49
NET CASH USED IN INVESTING ACTIVITIES		(83,270)	(138,570)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		331,788	(14,182)
FOREIGN EXCHANGE DIFFERENCE ON CASH		6	2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD		158,137	94,784
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	6	$489,931	$80,604

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2025	454,015,855	$454	$1,404,420	$(406,557)	$(14,417)	$983,900
Common stock
Issued under ATM offerings, net of issuance costs	10,077,186	10	99,665	-	-	99,675
Issued under private placement, net of issuance costs	575,000	-	7,880	-	-	7,880
Issued under public offering, net of issuance costs	17,825,000	18	231,587	-	-	231,605
Issued upon vesting of RSUs	2,879	-	-	-	-	-
Issued upon exercise of stock options	713,305	1	652	-	-	653
Stock-based compensation
Amortization of stock-based compensation	-	-	1,680	-	-	1,680
Common stock forfeited for tax paid upon vesting of equity awards		-	(37)	-	-	(37)
Net loss for the period	-	-	-	(10,341)	-	(10,341)
Other comprehensive loss	-	-	-	-	(2,532)	(2,532)
Balance, October 31, 2025	483,209,225	$483	$1,745,847	$(416,898)	$(16,949)	$1,312,483
Common stock
Issued under ATM offering, net of issuance costs	5,758,936	6	105,816	-	-	105,822
Issued upon exercise of stock options	178,468	-	258	-	-	258
Issued upon vesting of RSUs	5,777	-	-	-	-	-
Issued upon exercise of warrants	117,596	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	2,143	-	-	2,143
Net loss for the period	-	-	-	(13,937)	-	(13,937)
Other comprehensive income	-	-	-	-	6,192	6,192
Balance, January 31, 2026	489,270,002	$489	$1,854,064	$(430,835)	$(10,757)	$1,412,961
Common stock
Issued under ATM offering, net of issuance costs	3,950,231	4	59,328	-	-	59,332
Issued upon exercise of stock options	85,714	-	11	-	-	11
Issued upon vesting of RSUs	11,952	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	2,218	-	-	2,218
Net loss for the period	-	-	-	(52,344)	-	(52,344)
Other comprehensive loss	-	-	-	-	(697)	(697)
Balance, April 30, 2026	493,317,899	$493	$1,915,621	$(483,179)	$(11,454)	$1,421,481

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113
Common stock
Issued under ATM offerings, net of issuance costs	7,595,626	8	61,223	-	-	61,231
Issued upon exercise of stock options	121,037	-	120	-	-	120
Issued upon exercise of warrants	1,054,997	1	4,618	-	-	4,619
Stock-based compensation
Common stock issued for consulting services	15,000	-	88	-	-	88
Amortization of stock-based compensation	-	-	1,733	-	-	1,733
Net loss for the period	-	-	-	(20,158)	-	(20,158)
Other comprehensive loss	-	-	-	-	(1,728)	(1,728)
Balance, October 31, 2024	419,142,428	$419	$1,178,215	$(339,059)	$(15,557)	$824,018
Common stock
Issued under ATM offering, net of issuance costs	9,231,030	9	70,624	-	-	70,633
Issued upon exercise of stock options	38,065	-	9	-	-	9
Issued upon vesting of RSUs	742	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	1,556	-	-	1,556
Net loss for the period	-	-	-	(10,234)	-	(10,234)
Other comprehensive loss	-	-	-	-	(8,769)	(8,769)
Balance, January 31, 2025	428,412,265	$428	$1,250,404	$(349,293)	$(24,326)	$877,213
Common stock
Issued under ATM offering, net of issuance costs	6,578,235	7	34,027	-	-	34,034
Issued upon exercise of stock options	15,428	-	5	-	-	5
Issued upon exercise of warrants	18,335	-	-	-	-	-
Stock-based compensation
Common stock issued for consulting services	3,699	-	19	-	-	19
Amortization of stock-based compensation	-	-	1,317	-	-	1,317
Net loss for the period	-	-	-	(30,212)	-	(30,212)
Other comprehensive income	-	-	-	-	10,416	10,416
Balance, April 30, 2025	435,027,962	$435	$1,285,772	$(379,505)	$(13,910)	$892,792

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and are presented in U.S. dollars. Accordingly, they do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended  July 31, 2025 (“Fiscal 2025”). In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation have been made. Operating results for the nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2026 (“Fiscal 2026”).

Mineral Rights and Properties

The Company has established the existence of mineralized materials for certain uranium projects, including our Christensen Ranch Mine, Burke Hollow Mine and Palangana Mine (collectively, our “ISR Mines”), and our Red Desert, Green Mountain, Roughrider and Christie Lake Projects.  The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) under subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects the Company operates, including our ISR Mines.  Furthermore, the Company has no present plans to establish proven or probable reserves for any of our uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as our ISR Mines. As a result, and despite the fact that the Company commenced extraction of mineralized materials at some of our ISR Mines, the Company remains an Exploration Stage issuer, as defined by the SEC, and will continue to remain as an Exploration Stage issuer until such time proven or probable reserves have been established.

Since the Company commenced extraction of mineralized materials at our ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves.  Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred.  Expenditures relating to pre-extraction activities, such as the construction of mine wellfields and disposal wells, are expensed as incurred until such time that proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

Companies in the Production Stage, as defined by the SEC, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if the Company would have been in the Production Stage due to the expensing, instead of the capitalization of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding depletion allocated to future reporting periods of the Company since those costs had been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company would have been in the Production Stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.  The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for fiscal years beginning after December 15, 2024.  The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted this standard as of August 1, 2025 and will reflect the new disclosure requirements in its annual report.

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

As at  April 30, 2026, the Company held 1,456,000 ( July 31, 2025: 1,356,000) pounds of purchased uranium concentrate inventory. Costs of inventories consist of the following:

	April 30, 2026	July 31, 2025
Material and supplies	$1,486	$1,470
In-process inventory	2,667	3,770
Uranium concentrates from extraction	8,377	1,140
Purchased uranium inventories	73,925	72,899
	$86,455	$79,279

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 4:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at  April 30, 2026, the Company owned mineral rights in the United States, Canada and the Republic of Paraguay.  These mineral rights were acquired through staking, purchase or lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.

As at  April 30, 2026, the carrying value of our mineral rights and properties were as follows:

Costs	United States	Canada	Paraguay	Total
Balance, July 31, 2025	$326,192	$376,027	$15,014	$717,233
Additions	715	-	-	715
Impact of foreign currency translation	-	2,599	-	2,599
Balance, April 30, 2026	$326,907	$378,626	$15,014	$720,547

Accumulated Depletion and Amortization	United States	Canada	Paraguay	Total
Balance, July 31, 2025	(7,477)	(105)	-	(7,582)
Additions	(975)	-	-	(975)
Impact of foreign currency translation	-	(1)	-	(1)
Balance, April 30, 2026	(8,452)	(106)	-	(8,558)

Carrying Value
Balance, July 31, 2025	$318,715	$375,922	$15,014	$709,651
Balance, April 30, 2026	$318,455	$378,520	$15,014	$711,989

The Company has not established proven or probable reserves, as defined by the SEC under S-K 1300, for any of our mineral projects.  The Company has established the existence of mineral resources for certain uranium projects, including our ISR Mines.  Since the Company commenced uranium extraction at some of our ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

Mineral property expenditures recorded during the period were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Permitting and land payments	$2,604	$1,454	$6,669	$4,438
Extraction readiness and mine site maintenance	3,521	4,654	8,283	11,321
Exploration	7,625	3,079	15,665	8,919
Development	15,792	6,493	43,525	18,759
Total	$29,542	$15,680	$74,142	$43,437

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	April 30, 2026			July 31, 2025
	Cost	Accumulated	Net Book	Cost	Accumulated	Net Book
		Depreciation	Value		Depreciation	Value
Plant and Processing Facilities	$63,474	$(6,116)	$57,358	$61,624	$(4,398)	$57,226
Mining Equipment	8,129	(3,634)	4,495	6,980	(2,961)	4,019
Logging Equipment and Vehicles	8,501	(3,368)	5,133	5,518	(2,716)	2,802
Computer Equipment	272	(263)	9	264	(258)	6
Furniture and Fixtures	244	(214)	30	243	(204)	39
Buildings	2,086	(193)	1,893	2,086	(179)	1,907
Land	1,514	-	1,514	1,514	-	1,514
	$84,220	$(13,788)	$70,432	$78,229	$(10,716)	$67,513

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

Cash, cash equivalents and restricted cash are included in the following accounts:

	April 30, 2026	July 31, 2025
Cash and cash equivalents	$488,053	$148,930
Restricted cash	1,878	9,207
Total cash, cash equivalents and restricted cash	$489,931	$158,137

Financial instruments that potentially subject our Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the U.S.  The maximum credit risk of these assets is the carrying amount less the amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent.  As of  April 30, 2026, approximately $464.96 million of our cash and cash equivalents is held in two financial institutions, which are among the largest banks in the U.S. and Canada and subject to concentration risk. The Company does not consider any of its financial assets to be impaired as of  April 30, 2026.

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 7:	EQUITY-ACCOUNTED INVESTMENTS

As at  April 30, 2026, the Company owned 17,978,364 shares of Uranium Royalty Corp. (“URC”), representing a 12.3% ( July 31, 2025: 13.5%) interest in URC.  In addition, two of our executive officers are members of URC’s board of directors. Furthermore, one of these executive officers also holds an executive position within URC.  As a consequence, our ability to exercise significant influence over URC’s operating and financing policies continued to exist during the three and nine months ended April 30, 2026.  Should URC’s outstanding options be fully exercised, the Company’s ownership interest would decrease from 12.3% to 12.1%. URC is a public company listed on the Toronto Stock Exchange with the trading symbol “URC” and on NASDAQ with the trading symbol “UROY”. As at  April 30, 2026, the fair value of our investment in URC was approximately $70.12 million ( July 31, 2025: $46.56 million).

On April 29, 2026, the Company acquired beneficial ownership of and control over 10,989,011 newly issued subscription receipts (each a “Subscription Receipt”) of URC by way of a private placement, in consideration for $3.64 per Subscription Receipt for a total aggregate purchase price of $40.00 million. Each Subscription Receipt entitles us to receive, without any additional consideration, one common share in the event all escrow release conditions set out in the subscription agreement for the Subscription Receipts are satisfied, including satisfaction of the conditions precedent of an arrangement between URC and other third parties (the “Arrangement”) and receipt of conditional approval of the Arrangement from the Toronto Stock Exchange and approval from shareholders of URC. In the event that the escrow release conditions are not satisfied or the Arrangement is terminated, the Subscription Receipts will expire and the Company will be entitled to return of the subscription amount. As of April 30, 2026, the Subscription Receipts had a carrying value of $40.00 million, which was classified as other non-current assets on the Company’s consolidated balance sheet.

As at  April 30, 2026, the Company owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”). JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

During the nine months ended April 30, 2026, the changes in carrying value of our equity-accounted investments is summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2025	$34,657	$21,168	$55,825
Capital contribution	-	821	821
Share of income (loss)	5,836	(2,953)	2,883
Gain on dilution of ownership interest	3,464	-	3,464
Foreign exchange difference	544	242	786
Balance, April 30, 2026	$44,501	$19,278	$63,779

For the three and nine months ended April 30, 2026 and 2025, income (loss) from our equity-accounted investments consisted of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Share of income (loss)	$3,450	$(2,256)	$2,883	$(3,750)
Gain on dilution of ownership interest	4	1	3,464	28
Total	$3,454	$(2,255)	$6,347	$(3,722)

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 8:	INVESTMENTS IN EQUITY SECURITIES

During the nine months ended April 30, 2026, the changes in our investments in equity securities is summarized as follows:

Balance, July 31, 2025	$28,470
Investment in public listed companies	37,927
Sale of investment in publicly listed companies	(1,168)
Fair value gain on equity securities	653
Balance, April 30, 2026	$65,882

Pursuant to Accounting Standards Codification (“ASC”) 323 Investments – Equity Method and Joint Ventures, there is a rebuttable presumption that equity method of accounting shall be applied for investments of 20% or more of the investee’s outstanding voting common stock. As at  April 30, 2026, the Company owned 5,875,738 common shares of Anfield Energy Inc. (“Anfield”) ( July 31, 2025: 4,978,876 on a post-consolidated basis(*)), representing approximately 32.22% ( July 31, 2025: 31.8%) of the outstanding common shares of Anfield on a non-diluted basis and approximately 36.68% ( July 31, 2025: 37.0%) on a partially diluted basis after assuming the exercise of 1,283,639 post-consolidated share purchase warrants of Anfield (the “Anfield Warrants”) held by the Company. As a result, our investment in Anfield’s common shares is subject to the equity method of accounting. However, as permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in Anfield’s common shares. All subsequent changes in fair value of the common shares of Anfield are recognized in our consolidated statements of operations.

As at  April 30, 2026, the fair value of our investment in Anfield’s common shares was $29.38 million ( July 31, 2025: $26.14 million) and the fair value of our Anfield Warrants was $1.41 million ( July 31, 2025: $1.39 million).

The cumulative revaluation adjustment since acquisition of the equity securities as at  April 30, 2026 is a loss of $7.69 million.

(*) Effective August 1, 2025, Anfield completed a share consolidation on the basis of one (1) post-consolidation common share for every seventy-five (75) pre-consolidation common shares. All references to Anfield’s common shares in this note are presented on a post-consolidated basis.

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for our plants, processing facilities and various projects, and are summarized as follows:

Balance, July 31, 2025	$39,064
Accretion	1,629
Addition	715
Liabilities settled in cash	(509)
Balance, April 30, 2026	40,899
Asset retirement obligations, current	(4,650)
Asset retirement obligations, non-current	$36,249

The estimated cash flows and assumptions used for our ARO estimates are as follows:

	April 30, 2026	July 31, 2025
Undiscounted amount of estimated cash flows	88,900	88,669

Payable in years	1 to 36	1 to 37
Inflation rate	1.56% to 5.32%	1.56% to 5.32%
Discount rate	3.72% to 6.35%	3.72% to 6.35%

NOTE 10:	CAPITAL STOCK

At-the-Market Offerings

On November 16, 2022, the Company entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain other co-managers (collectively, the “2022 ATM Managers”) as set forth in the 2022 ATM Offering Agreement under which the Company could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

On December 20, 2024, the Company  entered into an at-the-market offering agreement (the “2024 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain other co-managers (the “2024 ATM Managers”), pursuant to which the Company may sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering  (the “2024 ATM Offering”) . Under the 2024 ATM Offering Agreement, the Company could, from time to time, sell shares of our common stock through the 2024 ATM Managers selected by us.

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

On November 14, 2025, the Company entered into an at-the-market offering agreement (the “2025 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain other co-managers (collectively, the “2025 ATM Managers”). Under the 2025 ATM Offering Agreement, the Company may, from time to time, sell shares of our common stock having an aggregate offering price of up to $600 million through the 2025 ATM Managers selected by us.

During the nine months ended April 30, 2025, the Company issued 11,516,375 and 11,888,516 of the Company’s common stock under the 2022 ATM Offering Agreement and the 2024 ATM Offering Agreement for gross cash proceeds of $94.40 million and $75.34 million, respectively. The total issuance costs were $2.15 million and $1.69 million, all of which were related to compensation paid to the 2022 ATM Managers and the 2024 ATM Managers, respectively.

During the nine months ended April 30, 2026, the Company issued 10,077,186 and 9,709,167 of the Company’s common stock under the 2024 ATM Offering Agreement and the 2025 ATM Offering Agreement for gross cash proceeds of $101.97 million and $168.52 million, respectively. The total issuance costs were $2.29 million and $3.37 million, all of which were related to compensation paid to the 2024 ATM Managers and the 2025 ATM Managers, respectively.

Subsequent to  April 30, 2026, the Company issued 1,390,880 of the Company’s common stock under the 2025 ATM Offering Agreement for gross cash proceeds of $22.11 million. The total issuance costs were $0.44 million, all of which were related to compensation paid to the 2025 ATM Managers.

Public Offering

On  October 6, 2025, the Company completed a public offering of 15,500,000 shares of our common stock at a price of $13.15 per share, resulting in gross proceeds of $203.83 million. On October 9, 2025, the underwriter exercised its over-allotment option to purchase an additional 2,325,000 shares of common stock at the same offering price, providing additional gross proceeds to the Company of $30.57 million. The total issuance costs were $2.79 million pursuant to the public offering and the over-allotment purchase.

Private Placement

On October 2, 2025, the Company completed a private placement offering of 575,000 shares of our common stock issued as “flow-through shares” (the “FT Shares”), as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million. The proceeds will be applied toward certain qualifying Canadian exploration expenditures (“CEE”), as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada.

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

Share Purchase Warrants

No share purchase warrants were outstanding as at  April 30, 2026 ( July 31, 2025: 159,091).

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

NOTE 11:	STOCK-BASED COMPENSATION

Stock Options

A continuity schedule of our outstanding stock options for the nine months ended April 30, 2026, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
Balance, July 31, 2025	4,594,207	$2.71
Exercised	(1,146,020)	2.49
Forfeited	(12,875)	3.70
Balance, April 30, 2026	3,435,312	$2.78

The table below sets forth the number of shares issued and cash received upon the exercise of our stock options:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Number of Options Exercised on a Cash Basis	2,100	1,250	353,917	49,963
Number of Options Exercised on a Non-Cash Basis	102,200	28,500	792,103	217,014
Total Number of Options Exercised	104,300	29,750	1,146,020	266,977

Number of Shares Issued on a Cash Basis	2,100	1,250	353,917	49,963
Number of Shares Issued on a Non-Cash Basis	83,614	14,178	623,570	124,567
Total Number of Shares Issued Upon Exercise of Options	85,714	15,428	977,487	174,530

Cash Received from Exercise of Stock Options	$11	$5	$922	$134
Total Intrinsic Value of Options Exercised	$1,379	$101	$10,671	$1,211

A continuity schedule of our outstanding unvested stock options as of  April 30, 2026, and the changes during the period, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2025	359,619	$3.80
Vested	(153,967)	3.96
Forfeited	(875)	3.62
Balance, April 30, 2026	204,777	$3.69

As at  April 30, 2026, the aggregate intrinsic value of all of our outstanding stock options was estimated at $41.62 million (vested: $39.77 million and unvested: $1.85 million).  As at  April 30, 2026, our unrecognized compensation cost related to unvested stock options was $0.18 million ( July 31, 2025: $0.75 million), which is expected to be recognized over a weighted average period of 0.70 years.

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

A summary of our stock options outstanding and exercisable as of  April 30, 2026, is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
Range of		Weighted	Remaining		Weighted	Remaining
Exercise	Outstanding at	Average	Contractual	Exercisable at	Average	Contractual
Prices	April 30, 2026	Exercise Price	Term (Years)	April 30, 2026	Exercise Price	Term (Years)
$0.91 to $0.99	847,750	0.92	4.03	847,750	0.92	4.03
$1.00 to $1.99	475,000	1.10	4.21	475,000	1.10	4.21
$2.00 to $2.99	434,649	2.28	5.17	434,649	2.28	5.17
$3.00 to $3.99	1,209,255	3.63	6.37	1,159,132	3.62	6.33
$4.00 to $4.99	14,000	4.36	8.48	9,000	4.44	8.23
$5.00 to $5.99	313,768	5.49	8.23	219,963	5.48	8.23
$6.00 to $6.99	64,558	6.51	8.09	58,455	6.54	8.06
$7.00 to $7.99	10,000	7.63	7.73	10,000	7.63	7.73
$8.00 to $8.68	66,332	8.68	9.25	16,586	8.68	9.25
	3,435,312	$2.78	5.61	3,230,535	$2.58	5.44

Restricted Stock Units

A summary of our outstanding and unvested restricted stock units (each, an “RSU”) as of  April 30, 2026, is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value

Balance, July 31, 2025	1,203,197	$6.60
Granted	196,502	12.51
Forfeited	(3,474)	11.98
Vested	(23,480)	7.33
Balance, April 30, 2026	1,372,745	$7.42

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

During the three and nine months ended April 30, 2026, our stock-based compensation related to RSUs was $1.75 million and $4.39 million (three and nine months ended April 30, 2025: $0.74 million and $2.27 million), respectively. As at  April 30, 2026, our unrecognized compensation costs related to unvested RSUs totaled $4.38 million ( July 31, 2025: $6.35 million), which is expected to be recognized over a weighted average period of approximately 1.55 years.

Performance Based Restricted Stock Units

During the three and nine months ended April 30, 2026, our stock-based compensation related to the amortization of performance based restricted stock units (each, a “PRSU”) totaled $0.36 million and $1.10 million (three and nine months ended April 30, 2025: $0.29 million and $0.86 million), respectively. As at  April 30, 2026, our unrecognized compensation costs related to unvested PRSUs totaled $2.02 million ( July 31, 2025: $3.12 million), which is expected to be recognized over a period of approximately 1.88 years.

Stock-Based Compensation

A summary of our stock-based compensation expense for the three and nine months ended April 30, 2026, is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$18	$-	$106
Amortization of stock option expenses	4	24	24	121
Amortization of RSU expenses	198	1	278	33
	202	43	302	260
Stock-Based Compensation for Management
Amortization of stock option expenses	76	115	367	494
Amortization of RSU and PRSU expenses	1,326	957	4,048	2,902
	1,402	1,072	4,415	3,396
Stock-Based Compensation for Employees
Amortization of stock option expenses	28	151	167	858
Amortization of RSU expenses	586	72	1,157	199
	614	223	1,324	1,057
	$2,218	$1,338	$6,041	$4,713

NOTE 12:	SALES AND COST OF SALES

The table below provides a breakdown of our sales revenue and the cost of sales revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Sales of purchased uranium inventory	$-	$-	$20,200	$66,837
Cost of purchased uranium inventory	-	-	(10,172)	(42,360)
Gross profit	$-	$-	$10,028	$24,477

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

The table below provides a breakdown of major customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Customer A	-	-	-	50%
Customer B	-	-	100%	24%
Customer C	-	-	-	14%
Customer D	-	-	-	12%
	0%	0%	100%	100%

NOTE 13:	LOSS PER SHARE

The following table reconciles the weighted average number of our shares used in the calculation of our basic and diluted loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
Numerator	2026	2025	2026	2025
Net Loss for the Period	$(52,344)	$(30,212)	$(76,622)	$(60,604)
Denominator
Basic Weighted Average Number of Shares	490,701,053	429,941,797	480,909,281	421,670,287
Dilutive Effect of Stock Awards and Warrants	-	-	-	-
Diluted Weighted Average Number of Shares	490,701,053	429,941,797	480,909,281	421,670,287
Net Loss Per Share – Basic	$(0.11)	$(0.07)	$(0.16)	$(0.14)
Net Loss Per Share – Diluted	$(0.11)	$(0.07)	$(0.16)	$(0.14)

NOTE 14:	SEGMENTED INFORMATION

The Company’s operating segments consist of uranium exploration and mining activities in Wyoming, Texas, Saskatchewan and others, as well as a corporate segment engaged in investments and the trading of purchased uranium inventory.

Our Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources for all of the Company’s reportable segments based on income (loss) before income taxes.  The CODM uses segment income (loss) before income taxes to allocate resources, including decisions related to capital investment in mining operations and potential expansion opportunities.  The significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in the Company’s consolidated statements of operations.

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

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

	Three Months Ended April 30, 2026
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Depreciation, amortization and accretion	(1,343)	(420)	(45)	(6)	(1)	(1,815)
Other operating expenses (1)	(17,995)	(7,547)	(5,463)	(446)	(7,520)	(38,971)
Other income (expenses)
Income from equity-accounted investment	-	-	-	-	3,454	3,454
Fair value loss on equity securities	-	-	-	-	(19,432)	(19,432)
Interest expense and finance costs	(333)	(65)	-	(4)	-	(402)
Interest income	-	-	-	-	4,221	4,221
Other items	(3)	8	4	1	(5)	5
Loss before income taxes	$(19,674)	$(8,024)	$(5,504)	$(455)	$(19,283)	$(52,940)

Total assets	$367,927	$34,897	$381,004	$21,046	$733,182	$1,538,056
Equity-accounted investments	$-	$-	$-	$-	$63,779	$63,779
Capital additions	$2,167	$1,152	$-	$-	$-	$3,319

	Three Months Ended April 30, 2025
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Depreciation, amortization and accretion	(1,098)	(264)	(38)	(2)	(3)	(1,405)
Other operating expenses (1)	(11,224)	(4,005)	(2,290)	(99)	(4,440)	(22,058)
Other income (expenses)
Loss from equity-accounted investment	-	-	-	-	(2,255)	(2,255)
Fair value loss on equity securities	-	-	-	-	(4,266)	(4,266)
Interest expense and finance costs	(321)	-	-	(4)	(79)	(404)
Interest income	-	-	1	-	570	571
Other items	(1)	(45)	4	1	80	39
Loss before income taxes	$(12,644)	$(4,314)	$(2,323)	$(104)	$(10,393)	$(29,778)

Total assets	$365,453	$33,739	$379,045	$20,800	$208,773	$1,007,810
Equity-accounted investments	$-	$-	$-	$-	$55,566	$55,566
Capital additions	$190	$1,962	$-	$-	$-	$2,152

URANIUM ENERGY CORP.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

(Unaudited - Expressed in thousands of U.S. dollars unless otherwise stated)

	Nine Months Ended April 30, 2026
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$20,200	$20,200
Cost of sales	-	-	-	-	(10,172)	(10,172)
Depreciation, amortization and accretion	(3,732)	(1,115)	(135)	(13)	(4)	(4,999)
Other operating expenses (1)	(45,672)	(21,057)	(12,133)	(1,028)	(19,310)	(99,200)
Other income (expenses)
Income from equity-accounted investment	-	-	-	-	6,347	6,347
Fair value gain on equity securities	-	-	-	-	653	653
Interest expense and finance costs	(1,099)	(512)	-	(14)	-	(1,625)
Interest income	-	-	-	-	10,887	10,887
Other items	(3)	21	13	3	(5)	29
Income (loss) before income taxes	$(50,506)	$(22,663)	$(12,255)	$(1,052)	$8,596	$(77,880)

Capital additions	$3,465	$2,483	$57	$81	$-	$6,086

	Nine Months Ended April 30, 2025
	Mining				Corporate	Total
Statement of Operations	Wyoming	Texas	Saskatchewan	Others
Sales	$-	$-	$-	$-	$66,837	$66,837
Cost of sales	-	-	-	-	(42,360)	(42,360)
Depreciation, amortization and accretion	(2,386)	(536)	(113)	(6)	(7)	(3,048)
Other operating expenses (1)	(27,172)	(12,457)	(7,013)	(938)	(14,150)	(61,730)
Other income (expenses)
Loss from equity-accounted investment	-	-	-	-	(3,722)	(3,722)
Fair value loss on equity securities	-	-	-	-	(22,583)	(22,583)
Gain on revaluation of derivative liabilities	-	-	-	-	1,706	1,706
Interest expense and finance costs	(723)	-	-	(14)	(297)	(1,034)
Interest income	-	-	1	-	2,896	2,897
Other items	(1)	(212)	13	4	297	101
Loss before income taxes	$(30,282)	$(13,205)	$(7,112)	$(954)	$(11,383)	$(62,936)

Capital additions	$191,523	$3,140	$273	$52	$-	$194,988

(1) Other operating expenses include mineral property expenditures and general and administrative expenses.

Geographic Information

Long-lived assets (2)	April 30, 2026	July 31, 2025
United States	387,447	384,779
Canada	379,523	377,004
Others	15,451	15,381
	782,421	777,164

(2) Long-lived assets include mineral rights and properties and property, plant and equipment.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Uranium Energy Corp.  and its subsidiaries (collectively, the “Company,” “our” and “we”).  This MD&A should be read in conjunction with our unaudited interim condensed consolidated financial statements for the three and nine months ended April 30, 2026 and the notes thereto and Annual Report on Form 10-K for the year ended July 31, 2025 (the “Annual Report”), including the audited consolidated financial statements for the fiscal year ended July 31, 2025, and notes thereto. Unless otherwise stated, all references to dollar amounts herein are to United States dollars.

Business

We have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Our principal projects are located in Wyoming and Texas in the U.S. and in Saskatchewan, Canada, as more fully described in our Annual Report.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. During Fiscal 2025, our initial production as part of ramp up yielded 103,545 pounds and 26,421 pounds of precipitated uranium and dried and drummed U3O8 (uranium concentrate), respectively. In the nine months ended April 30, 2026, 146,550 pounds of precipitated uranium and dried and drummed U3O8 were produced at Christensen Ranch. We expect the ramp-up phase will continue while new production areas are being constructed in 2026. In March 2026, we secured State regulatory approval and commenced operating three additional header houses in Wellfield 11 at our Christensen Ranch Mine. Preconditioning of Wellfield 11 started thereafter, followed by carbon dioxide and oxygen injection to initiate the uranium recovery process. We continued to develop new production areas at Christensen Ranch during the quarter. One header house in Wellfield 11 is complete and is awaiting regulatory approval. Five more header houses are under construction in Wellfields 12 and 10-extension. Additionally, baseline water quality sampling was completed in Wellfield 10-extension.

At Ludeman, our third ISR project, the previously announced 240-hole delineation drill program was completed. This work will assist wellfield pattern design currently underway. Additionally, core samples were collected for subsequent laboratory testing. Engineering work for the satellite ion-exchange plant progressed with the plant layout and pad design largely finalized and fabrication of the ion-exchange vessels ahead of schedule. The engineering team continues to advance the remainder of the mechanical equipment specifications which allows us to begin the procurement process for longer lead time equipment. Uranium captured on ion-exchange resin at the Ludeman satellite plant will be transported to the Irigaray central processing plant (the “CPP”), our hub in the Powder River Basin, for stripping, precipitation, drying and packaging.

Uranium recovered from our Christensen Ranch Mine is processed at our Irigaray CPP, which has a licensed production capacity of four million pounds of U3O8 per year. The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine and our Reno Creek, Moore Ranch and Ludeman Projects.

On August 1, 2025, our Sweetwater Project was designated as a FAST-41 transparency project by the U.S. Federal Permitting Improvement “Steering Council” as part of the implementation of President Trump’s Executive Order on Immediate Measures to “Increase American Mineral Production”. Our first milestone in the FAST-41 process was completed in our second fiscal quarter with the submission of the Sweetwater Plan of Operations for ISR operations to the Bureau of Land Management (“BLM”) on November 14, 2025. BLM’s 30-day public comment period for the Plan of Operations began on March 16, 2026 and ended April 17, 2026. Comments will be evaluated during the National Environmental Policy Act process, which began in June 2026. A 200-hole delineation drilling program in the first two planned wellfields at Sweetwater commenced in March and was completed in early May for the Sweetwater North area where wellfield pattern planning has commenced. A second 200-hole delineation drilling program is scheduled to begin in July 2026 where the third ISR wellfield at Sweetwater is planned. We have commenced the assessment of refurbishment requirements for the Sweetwater Mill for both conventional and ISR operations. Ion-exchange vessels for the Sweetwater ISR circuit are under construction.

In Texas, our fully-licensed and 100% owned Hobson CPP forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson Processing Facility, which has a physical capacity to process uranium-loaded resins of up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (i.e. a hub) for our Burke Hollow Mine and Palangana Mine, and future satellite uranium mining activities, such as our Goliad Project, located within the South Texas Uranium Belt (i.e. the spokes). In April 2026, we received approval from the Texas Commission on Environmental Quality and commenced production at our Burke Hollow Mine in South Texas. In order to initiate the uranium recovery process, oxygen and carbon dioxide were injected into the wellfield and will provide initial feed to the ion-exchange plant. The satellite ion-exchange plant, including columns, resin and water treatment systems with an overall capacity of 2,500 gallons per minute was commissioned in the fiscal third quarter. Wellfield development continued in phase 1A. An additional 46 wells were completed and tested for mechanical integrity facilitating installation of pumps and related piping and infrastructure. The main trunkline, piping, and valves have been installed and tested, as well as piping for oxygen delivery to the field.

In Canada, as part of the planned pre-feasibility study at the Roughrider Project, we have substantially completed a 35,000-meter conversion core drilling program. This included resource targets across the West Zone, East Zone and Far East Zone, aiming to convert inferred estimated resources into the indicated category at the Roughrider Project. 80% of the planned drilling has been completed to date. We have engaged Tetra Tech Canada Inc. to provide lead technical services for the preparation of the pre-feasibility study. Process flow diagrams, mass and water balance drawing, and process equipment lists have been completed. Concurrently, we have provided an electrical load list and a transmission interconnection service request to SaskPower for a Definition Phase Agreement connecting high-voltage power to the Roughrider Project. We continue to advance Roughrider through technical and environmental studies, community engagement and assessing opportunities to further de-risk the project. The processes of updating the environmental baseline work and Indigenous engagement supports a future Environmental Impact Assessment and licensing required for uranium production.

In September 2025, we announced the incorporation of United States Uranium Refining & Conversion Corp. (“UR&C”), which is intended to pursue the feasibility of developing a new uranium refining and conversion facility in the U.S. The project will move forward contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals and favorable market conditions. On March 18, 2026, UR&C received a docket number from the U.S. Nuclear Regulatory Commission (“NRC”) for its planned uranium conversion facility. The formal license application is expected to be submitted once engineering and design activities, currently underway with Fluor Corporation (“Fluor”), are complete and a site has been selected. Ongoing discussions with the U.S. Department of Energy regarding strategic nuclear fuel cycle infrastructure has led UR&C to broaden its site selection process. Additional candidate locations are being evaluated to ensure alignment with federal priorities to restore domestic uranium conversion capacity and strengthen America's nuclear fuel supply chain. This work has culminated in the identification of a final shortlist of candidate locations. Concurrently, work led by Fluor is advancing into a new phase in their Greenville, South Carolina offices, with a significant expansion of engineering and technical resources supporting facility design, siting, licensing and development.

In Paraguay, the Alto Paraná Project hosts a globally significant titanium resource. We commissioned TZ Minerals International PTY LTD (“TZMI”) to review the project’s positioning within the U.S. critical materials framework. TZMI reviewed the potential opportunity and the previously disclosed resource estimate and initial assessment (“PEA”) disclosed by us in November 2023(1). In its recently completed report, TZMI identified the project’s unique strategic fit, including being located in a U.S. aligned partner country, its access to clean, low-cost power and its ability to integrate into U.S. and allied downstream processing supply chains. It also highlighted that Alto Paraná presents an opportunity to directly address three structural vulnerabilities in U.S. critical minerals policy: 1) being its current near-total reliance on imported titanium sponge feedstock, 2) the high concentration of vanadium unit supply from a limited number of jurisdictions and, 3) the limited availability of large-scale, allied supply sources within the Western Hemisphere. The PEA and this new report highlight the unique advantages of this world-class, large-scale ilmenite deposit, including its high grade, surface accessibility and low-cost, low-carbon advantages supported by proximity to hydroelectric power, enabling long-life production. The PEA evaluated two development scenarios based on estimated indicated and inferred mineral resources. The first scenario yielded a net present value discounted at 8% (“NPV8”) of $419 million with a 21% post-tax internal rate of return (“IRR”) utilizing less than 0.2% of the regional resource per year. The second, larger-scale scenario set out a NPV8 of $1.55 billion with a 25% post-tax IRR utilizing less than 0.7% of the regional resource per year (1) . The project hosts an estimated inferred mineral resource of 3.58 billion tonnes at an average grade of approximately 7.3% TiO₂ and an estimated indicated mineral resource of 70 million tonnes at an average grade of approximately 7.6% TiO₂ (2) .

Notes:

1.

The assessment is preliminary in nature, it includes inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves and there is no certainty that this economic assessment will be realized.

2.	Reported grades are expressed as in-situ whole rock TiO₂ grades.

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

As at April 30, 2026, we hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, and in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

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

As of April 30, 2026, we held 1,456,000 pounds of purchased uranium, and all previously disclosed purchase commitments for uranium had been fulfilled as of such date with no outstanding purchase agreements remaining.

Our Physical Uranium Program currently supports three objectives for our Company: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could compliment production and accelerate cash flows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S. origin specific opportunities which may command premium pricing due to the scarcity of domestic uranium.

Uranium Market Developments

The uranium market is currently positively impacted by a macro demand for more electricity generation, an unprecedented global push for clean energy, data center and artificial intelligence development, geopolitical pressures and historic under investment among other factors. In its Electricity 2026 report published in February 2026, the International Energy Agency (“IEA”) reported electricity demand grew by 3% in 2025 and is expected to grow at a 3.6% annual rate through 2030. Nuclear generation set a record high and is projected to increase 2.8% per year through 2030. The report also estimated that nuclear energy, together with renewable energy sources, will generate about half of all global electricity by 2030. The IEA indicates that “global data center electricity consumption is projected to roughly double by 2030, rising from roughly 415 to 450 Terawatt-hour (“TWh”) in 2024 and 2025 to over 900 to 1,000 TWh by 2030”. ICF International Inc., in its September 2025 study, projected that electricity demand in the U.S. will see a 25% increase by 2030 and near 80% increase by 2050.

Countries around the globe are realizing that the reliable, clean, safe, economical power nuclear energy provides are desirable attributes for a country’s baseload energy platform. An increasing number of governments have announced that they are pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

In the U.S. several pieces of bipartisan legislation have passed in recent years supporting nuclear energy development and expansion, including the Nuclear Fuel Security Act, the Advance Act, the Inflation Reduction Act and the Big Beautiful Bill (collectively, the “Acts”). In combination, these Acts and other legislative efforts seek to encourage the restoration and rebuilding of a robust domestic fuel cycle in the U.S. Consistent with the Acts, recent legislation labeled as the Accelerating Reliable Capacity (ARC) Act of 2026 has been introduced in the U.S. Senate by bipartisan parties to expedite new advanced reactor development and provide federal backing for over-budget nuclear reactors.

On May 23, 2025, the President of the United States signed Executive Orders (each, an “Executive Order”) that include a policy objective to quadruple U.S. nuclear energy by 2050. These Executive Orders marked a historic level of policy support to rejuvenate the U.S. nuclear industry and its infrastructure, underscoring its importance as a matter of national security. The Executive Orders invoke the Defense Production Act and are intended to have significant positive policy and economic impacts on the domestic fuel cycle, reactor new builds, research and new technology advancements.

Underscoring the Executive Orders directives, on October 28, 2025, announcements were made that the U.S. Government had entered into a strategic partnership encompassing at least $80 billion for the construction of new nuclear reactors using Westinghouse technology. To meet the goal of having 10 large reactors under construction by 2030, the U.S. Department of Energy (“DOE”) is in advanced talks to provide financing, specifically for long-lead time components like reactor vessels and steam generators, to accelerate construction timelines. The DOE’s Office of Energy Dominance Financing has nearly $290 billion in available funding that can be directed towards baseload energy, with nuclear power plants expected to be the largest recipient.

Global uranium market fundamentals have shown significant improvement in recent years as this market began a transition from being inventory driven to production driven. The spot market bottomed out in November 2016 at about $17.75 per pound U3O8, but has since shown significant appreciation, reaching $101.50 per pound U3O8 on January 29, 2026. Since that time the market has experienced what appears as a shorter-term pullback and consolidation with trading in the range of $86 to $87 per pound at the end of April 2026. (Source: UxC LLC Historical Ux Daily Prices).

During the three and nine months ended April 30, 2026, uranium prices averaged $86.37 and $81.25 per pound U3O8 representing a 31.8% and 9.2% increase, respectively, compared to the average price of $65.53 and $74.38 per pound U3O8 in the corresponding period in Fiscal 2025 (Source: UxC LLC Historical Ux Daily Prices).

Relative underinvestment in uranium mining operations has been evident for more than a decade and has been a major factor contributing to a structural deficit between global production and uranium requirements. Reduced production from existing uranium mines has also been a contributing factor with some large producers cutting back and/or unable to reach previously planned production levels. In 2026 through 2028 the mid-case gap between production and requirements is projected to be about 65 million pounds U3O8, and by 2036 accumulates to a total above 290 million pounds U3O8 (Source: UxC 2026 Q1 Uranium Market Outlook). For context, the U.S. commercial reactor fleet requirements were 55.9 million pounds of U3O8 in 2024 (Source: United States Energy Information Administration, September 30, 2025 - Uranium Marketing Annual Report). The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also expected to be further reduced with western enrichers reversing operations from underfeeding to overfeeding that requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet future demand. The timeline for many new mining projects can be 10 to 20 years and will require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia’s invasion of Ukraine with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions and U.S. legislation banning the importation of Russian nuclear fuel, together with the European Union’s goals to reduce and eventually eliminate its dependence on Russian fuel is causing a fundamental change to the nuclear fuel markets. As a result of the instability and assurance of supply risks, U.S. and European utilities are shifting supply focus to areas of low geopolitical risk.

The United States Presidential Executive Order “Establishing The National Energy Dominance Council” stated that one of its objectives is to “reduce dependency on foreign imports” for the United States’ “national security” and recognized uranium as an “amazing national asset” (Source: The White House News & Update, February 14, 2025). As of November 7, 2025, Uranium was added back into the U.S. Geological Survey list of Critical Minerals making it also subject to the Section 232 Investigation on Critical Minerals that was already underway. On January 14, 2026, Presidential Proclamation 11001 was issued – Adjusting Imports of Processed Critical Minerals and their Derivative Products (“PCMDPs”) into the United States. The Proclamation directs the U.S. Trade Representative and Department of Commerce to negotiate agreements with trading partners to secure supply chains and address import volumes. The Proclamation addresses the Section 232 investigation and stated: “the Secretary recommended a range of actions, including actions to adjust the imports of PCMDPs so that such imports will not threaten to impair the national security”. While specific remedies are not yet defined, in the event agreements are not reached or are ineffective by July 13, 2026, the actions could potentially lead to the resumption of strategic uranium reserve purchases, establishment of import price floors and other remedies.

On April 23, 2026, the DOE’s Office of Nuclear Energy announced the following new initiative to secure the nation’s nuclear fuel supply chain: “Through the Defense Production Act Nuclear Fuel Cycle Consortium, the federal government will work with the domestic nuclear industry to ensure that the United States continues to have enough nuclear fuel to power the current nuclear reactor fleet as well as future advanced reactors”. This is known as the “Nuclear Dominance 3 by 33” campaign to secure U.S nuclear fuel supply and one of the possible outcomes is actions to fund and build up the strategic uranium reserve.

On the demand side, the global nuclear energy industry continues robust growth, with 72 new reactors connected to the grid in 2015 through April of 2026 with another 72 reactors under construction. (Source: International Atomic Energy Association Power Reactor Information System – May 8, 2026). Total nuclear generating capacity for the world’s 438 operable reactors stands at 401 gigawatts (Source: World Nuclear Association – April 20, 2026). In March of 2026 the World Nuclear Association reported 38 countries have pledged to at least triple their nuclear capacity by 2050, further supporting additional growth for the nuclear industry and uranium demand. In addition, over 140 nuclear industry companies, 16 of the world’s largest banks, like Citibank, Morgan Stanley and Goldman Sachs, and at least 15 large energy users, such as Nvidia, Microsoft, Amazon and Google, have all pledged to support this goal in their investments and commercial activities.

There is positive momentum from the utility industry as they return to a longer-term contracting cycle to replace expiring contracts. It is estimated that cumulative uncommitted demand through 2035 is more than 800 million pounds U3O8 (Source: UxC Uranium Market Overview Q1 2026). This utility demand, together with potential demand from financial entities, government programs and the overall increase in interest in nuclear energy as a source for growing electricity demand from growing electrification demand, artificial intelligence and data center applications, are continuing to add positive tailwinds to the strong fundamentals in the uranium market.

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

Results of Operations

During the nine months ended April 30, 2026 and 2025, we recorded revenue of $20.20 million and $66.84 million, respectively, and gross profit of $10.03 million and $24.48 million, respectively, related to sales of purchased uranium inventory. There were no sales for the three months ended April 30, 2026 and April 30, 2025.

For the three and nine months ended April 30, 2026, we recorded a net loss of $52.34 million ($0.11 per share) and $76.62 million ($0.16 per share), respectively, and loss from operations of $40.79 million and $94.17 million, respectively. During the three and nine months ended April 30, 2025, we recorded a net loss of $30.21 million ($0.07 per share) and $60.60 million ($0.14 per share), respectively, and loss from operations of $23.46 million and $40.30 million, respectively.

During the nine months ended April 30, 2026, we continued ramping up mining activities at our Christensen Ranch Mine, where 146,550 pounds of precipitated uranium and dried and drummed U3O8 were produced. We expect the ramp-up phase will continue while new production areas are being constructed in Fiscal 2026. Additionally, uranium extraction at our new Burke Hollow Mine commenced in April 2026. In parallel, we continued to advance our Roughrider Project with resource expansions and accelerated the development program at our Ludeman Project. In addition, delineation drilling at our Sweetwater Project is underway. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our consolidated statement of operations.

Sales Revenue and Costs

The following table below provides a breakdown of our sales revenue and cost of sales for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in $'000)	2026	2025	2026	2025
Sales of purchased uranium inventory	$-	$-	$20,200	$66,837
Cost of purchased uranium inventory	$-	$-	$(10,172)	$(42,360)
Gross profit	$-	$-	$10,028	$24,477

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

The following table provides the nature of mineral property expenditures for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in $'000)	2026	2025	2026	2025
Permitting and land payments	$2,604	$1,454	$6,669	$4,438
Extraction readiness and mine site maintenance	3,521	4,654	8,283	11,321
Exploration	7,625	3,079	15,665	8,919
Development	15,792	6,493	43,525	18,759
Total	$29,542	$15,680	$74,142	$43,437

During the three and nine months ended April 30, 2026, exploration expenditures, such as drilling and initial economic assessments, were primarily spent on the following projects:

●	Burke Hollow Project: $0.75 million and $2.44 million (April 30, 2025: $0.43 million and $1.91 million), respectively;

●	Roughrider Project: $4.97 million and $9.78 million (April 30, 2025: $2.08 million and $5.30 million), respectively; and

●	Sweetwater Project: $1.01 million and $1.01 million (April 30, 2025: $0.18 million and $0.19 million), respectively.

During the three and nine months ended April 30, 2026, development expenditures were primarily spent on the following projects:

●	Burke Hollow Project: $4.82 million and $13.45 million (April 30, 2025: $2.31 million and $6.90 million), respectively;

●	Christensen Ranch Mine: $10.29 million and $28.24 million (April 30, 2025: $4.39 million and $8.60 million), respectively; and

●	Ludeman Project: $0.59 million and $1.29 million (April 30, 2025: $0.16 million and $0.83 million), respectively.

During the three and nine months ended April 30, 2026, mine site services and maintenance expenditures were primarily spent on optimization of our Irigaray CPP, including a full rebuild of one of two yellowcake thickeners, replacing the rake, gearbox and motor and installation of two new precipitation tanks along with a full refurbishment of the calciner.

General and Administrative

General and administrative expenses were comprised of the following for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in $'000)	2026	2025	2026	2025
Salaries and management fees	$2,520	$2,000	$7,133	$5,646
Office, investor communications and travel	1,614	1,576	5,022	3,839
Rent and property tax	195	139	726	414
Insurance	440	342	1,099	915
Foreign exchange (gain) loss	38	252	(97)	(166)
Professional fees	2,405	731	5,138	2,932
Sub-total	7,212	5,040	19,021	13,580
Stock-based compensation	2,217	1,338	6,037	4,713
Total general and administrative expenses	$9,429	$6,378	$25,058	$18,293

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances compared to the same period last year:

●

For the three and nine months ended April 30, 2026, salaries and management fees increased compared to the three and nine months ended April 30, 2025, which was primarily the result of hiring additional mid-level management and office personnel to support the Company’s operational expansion and initiatives and corporate-wide salary increases to adjust for inflation; and

●

For the three and nine months ended April 30, 2026, office, investor communications and travel and professional fees increased compared to the three and nine months ended April 30, 2025, which was primarily due to increases in business activities and the expansion of our operations. Additionally, we also incurred $1.28 million and $1.75 million for the three and nine months ended April 30, 2026, respectively, in connection with the planning and evaluation of our proposed uranium refining and conversion facility in the U.S.

Income (Loss) from Equity-Accounted Investments

Income (loss) from equity-accounted investments was comprised of the following for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in $'000)	2026	2025	2026	2025
Share of income (loss)	$3,450	$(2,256)	$2,883	$(3,750)
Gain on dilution of ownership interest	4	1	3,464	28
Total	$3,454	$(2,255)	$6,347	$(3,722)

During the three and nine months ended April 30, 2026 and 2025, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and pursuant to exercises of warrants and/or stock options. As at April 30, 2026, we had a 12.3% equity interest in URC compared to a 13.5% equity interest as at July 31, 2025.

During the three and nine months ended April 30, 2026, we recorded a share of URC’s income of $4.87 million and $5.84 million (three and nine months ended April 30, 2025: loss of $0.15 million and $0.45 million), and a share of loss of JCU of $1.42 million and $2.95 million (three and nine months ended April 30, 2025: $2.11 million and $3.30 million), respectively.

Fair Value Gain (Loss) on Equity Securities

As at April 30, 2026, our investments in equity securities were revalued using the market values at period end, which resulted in a fair value loss of $19.43 million and a gain of $0.65 million on revaluation of equity securities for the three and nine months ended April 30, 2026 (three and nine months ended April 30, 2025: loss of  $4.27 million and $22.58 million), respectively.

Interest income

During the three and nine months ended April 30, 2026, interest income totaled $4.22 million and $10.89 million, respectively, compared to $0.57 million and $2.90 million for the three and nine months ended April 30, 2025. The interest earned resulted from the investment in short-term deposits of cash proceeds received from our at-the-market offerings and our public offering during that period.

Liquidity and Capital Resources

(in $'000)	April 30, 2026	July 31, 2025
Cash and cash equivalents	$488,053	$148,930
Current assets	581,635	234,016
Current liabilities	17,805	26,433
Working capital (Current assets less Current liabilities)	563,830	207,583

As at April 30, 2026, the total estimated reclamation costs for all of our projects was $88.90 million. We have secured $63.89 million of surety bonds as an alternate source of financial assurance for the estimated costs of our reclamation obligations, of which $1.88 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $62.01 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, it may have an adverse impact on our financial condition.

We have a history of operating losses resulting in an accumulated deficit balance since inception. We had an accumulated deficit balance of $483.18 million as at April 30, 2026. We may not achieve and maintain profitability or develop positive cash flow from our operations in the near term. During the nine months ended April 30, 2026, we received net proceeds of $508.20 million (nine months ended April 30, 2025: $168.03 million) from our at-the-market offerings, public offering and flow-through share private placement and from exercises of our stock options. As at April 30, 2026, we had a working capital of $563.83 million.

Historically, we have been reliant primarily on equity financings from the sale of our common stock in order to fund our operations. We have yet to achieve consistent profitability or develop consistent positive cash flow from operations. In recent periods, we have also generated cash through the sales from uranium inventories. Our reliance on equity is expected to continue for the foreseeable future and we may need to seek additional equity and/or debt financing in the future to manage our liquidity needs.  The availability of such  financing will be dependent on many factors beyond our control and including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. There is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

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

In the future we may make acquisitions of businesses or assets or commitments to additional capital projects or strategic initiatives such as UR&C. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions of complementary businesses or assets, capital resources may be required. Depending on the size of a transaction, the capital resources that will be required can be substantial. The necessary resources will be generated from cash flow from operations, cash on hand, sales of inventories and securities, borrowing against our assets or the issuance of equity or debt securities.

Equity Financings

At-the-Market Offerings

On November 16, 2022, we entered into an at-the-market offering agreement (the 2022 ATM Offering Agreement) with H.C. Wainwright & Co., LLC and certain other co-managers (collectively, the 2022 ATM Managers) as set forth in the 2022 ATM Offering Agreement under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

On December 20, 2024, we entered into an at-the-market offering agreement (the 2024 ATM Offering Agreement) with Goldman Sachs & Co. LLC and certain other co-managers (the 2024 ATM Managers), pursuant to which the Company may sell shares of our common stock having an aggregate offering price of up to $300 million pursuant to an at-the-market offering  (the 2024 ATM Offering) . Under the 2024 ATM Offering Agreement, we could, from time to time, sell shares of our common stock through the 2024 ATM Managers selected by us.

On November 14, 2025, we entered into an at-the-market offering agreement (the 2025 ATM Offering Agreement) with Goldman Sachs & Co. LLC and certain other co-managers (collectively, the 2025 ATM Managers). Under the 2025 ATM Offering Agreement, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $600 million through the 2025 ATM Managers selected by us.

During the nine months ended April 30, 2025, we issued 11,516,375 and 11,888,516 of the Company’s common stock under the 2022 ATM Offering Agreement and the 2024 ATM Offering Agreement for gross cash proceeds of $94.40 million and $75.34 million, respectively. The total issuance costs were $2.15 million and $1.69 million, all of which were related to compensation paid to the 2022 ATM Managers and the 2024 ATM Managers, respectively.

During the nine months ended April 30, 2026, we issued 10,077,186 and 9,709,167 of the Company’s common stock under the 2024 ATM Offering Agreement and the 2025 ATM Offering Agreement for gross cash proceeds of $101.97 million and $168.52 million, respectively. The total issuance costs were $2.29 million and $3.37 million, all of which were related to compensation paid to the 2024 ATM Managers and the 2025 ATM Managers, respectively.

Subsequent to April 30, 2026, we issued 1,390,880 of the Company’s common stock under the 2025 ATM Offering Agreement for gross cash proceeds of $22.11 million. The total issuance costs were $0.44 million, all of which were related to compensation paid to the 2025 ATM Managers.

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

Operating Activities

During the nine months ended April 30, 2026, net cash used in operating activities totaled $90.06 million, which was primarily related to mineral property expenditures of $74.14 million, general and administrative expenses excluding stock-based compensation of $19.02 million and changes in operating assets and liabilities, offset by a gross profit of $10.03 million from the sale of purchased uranium inventory. During the nine months ended April 30, 2025, net cash used in operating activities was $41.00 million, which was primarily attributable to mineral property expenditures of $43.44 million and general and administrative expenses excluding stock-based compensation of $13.58 million, as well as changes in operating assets and liabilities, partially offset by a gross profit of $24.48 million from the sale of purchased uranium inventory.

Financing Activities

During the nine months ended April 30, 2026, net cash provided by financing activities totaled $505.11 million, comprised primarily of net proceeds of $508.20 million from our 2024 and 2025 at-the-market offerings, public offering and private placement of FT Shares, as well as from the exercises of stock options, partially offset by payments of $3.08 million for tax and withholdings upon settlement of equity awards on a forfeiture basis. During the nine months ended April 30, 2025, net cash provided by financing activities totaled $165.39 million, comprised primarily of net proceeds of $168.03 million from our 2022 and 2024 at-the-market offerings and the exercises of stock options and share purchase warrants, partially offset by payments of $2.64 million for tax and withholdings upon settlement of equity awards on a forfeiture basis.

Investing Activities

During the nine months ended April 30, 2026, net cash used in investing activities totaled $83.27 million, mainly related to investment in Subscription Receipts of $40.00 million, investments in equity securities of $37.93 million and $5.70 million invested in mineral properties and the purchase of equipment.  During the nine months ended April 30, 2025, net cash used in investing activities totaled $138.57 million, comprised of $177.33 million paid for the acquisition of our Sweetwater assets, $10.46 million invested in equity securities, $0.54 million used for the capital contribution to JCU and $4.67 million invested in mineral properties and the purchase of equipment, partially offset by proceeds from the sale of equity securities of $54.37 million.

Stock Options

As of April 30, 2026, we had in-the-money stock options outstanding representing 3,435,312 shares at a weighted-average exercise price of $2.78 per share, issuable for gross proceeds of approximately $9.54 million should these stock options be exercised in full on a cash basis. The exercise of these stock options is at the discretion of their respective holders and, accordingly, there is no assurance that any of these stock options or warrants will be exercised in the future.

Transactions with Related Parties

Related party transactions are based on the amounts agreed to by the parties. During the nine months ended April 30, 2026 and 2025, the Company did not enter into any material contracts or undertake any significant commitment or obligation with any related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

For a complete summary of all of our significant accounting policies refer to Note 2: Summary of Significant Accounting Policies of the Notes to the consolidated financial statements as presented under Item 8, Financial Statements and Supplementary Data, in our Annual Report.

For a discussion of the recently issued accounting pronouncements, refer to Note 2 of the interim condensed consolidated financial statements contained in this Quarterly Report.

Refer to “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report.

Subsequent Events

Subsequent to April 30, 2026, we issued 1,390,880 of the Company’s common stock under our 2025 ATM Offering Agreement for gross cash proceeds of $22.11 million. The total issuance costs were $0.44 million, all of which were related to compensation paid to our 2025 ATM Managers.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s),” "plan(s)," "potential," and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation, statements regarding:

●	our overall strategy, objectives, plans and expectations and beyond;
●	expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for uranium oxides;
●	plans and expectations regarding our projects, UR&C and other strategic initiatives;
●	expectations regarding government initiatives regarding nuclear energy and uranium and their potential impacts on our industry and the markets for uranium;
●	expectations regarding permitting and other regulatory matters;
●	our ability to obtain adequate additional financing including access to capital markets; and
●	our belief and expectations including the possible impact of any legal proceedings or regulatory actions against us.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:

●

our operations are capital intensive and we will require significant additional financing to acquire additional mineral projects and continue with our exploration, pre-extraction and extraction activities on our existing projects;

●	any failure to successfully develop and/or ramp-up operations at our projects may adversely affects our financial condition and operating results;
●

exploration, pre-extraction and extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts;

●	we prepare estimates of future uranium extraction and recovery, and there are no assurances that such estimates will be achieved;
●	there is uncertainty in the estimation of mineral resources;
●

our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves;

●

estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future; furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded;

●	there can be no assurance that our physical uranium program will be successful, which may have an adverse effect on our results of operations;
●

since there is no public market for uranium, selling the uranium may take extended periods of time and suitable purchasers may be difficult to find, which could have a material adverse effect on our financial condition and may have a material adverse effect on our securities;

●

storage arrangements, including the extension of storage arrangements, along with credit and operational risks of uranium storage facilities, may result in the loss or damage of our physical uranium which may not be covered by insurance or indemnity provisions and could have a material adverse effect on our financial condition;

●	the uranium industry is subject to influential political and regulatory factors which could have a material adverse effect on our business and financial condition;

●	we do not insure against all of the risks we face in our operations;
●	acquisitions that we may make from time to time could have an adverse impact on us;
●	we may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations;
●	the marketability of uranium concentrates will be affected by numerous factors beyond our control which may result in our inability to receive an adequate return on our invested capital;
●	we hold mineral rights in foreign jurisdictions which could be subject to additional risks due to political, taxation, economic and cultural factors;
●	the title to our mineral property interests may be challenged;
●	due to the nature of our business, we may be subject to legal proceedings which may divert management's time and attention from our business and result in substantial damage awards;
●	we depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel;
●	certain directors and officers may be subject to conflicts of interest;
●	the laws of the State of Nevada and our Articles of Incorporation and Bylaws may protect our directors and officers from certain types of lawsuits;
●

several of our directors and officers are residents outside of the United States, and it may be difficult for stockholders to enforce within the United States any judgments obtained against such directors or officers;

●

disclosure controls and procedures and internal control over financial reporting, no matter how well designed and operated, are designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness;

●	proposed and new legislation in the U.S. Congress, including changes in U.S. tax law, may adversely impact the Company and the value of shares of our common stock;
●	mining, extraction, recovery, processing, construction, development and exploration activities depend, to a substantial degree, on adequate infrastructure;
●	tariffs and other changes in international trade policy could adversely affect our business, financial condition and results of operations;
●	we have historically had negative cash flow from our mining activities;
●	UR&C and its development of a uranium refining and conversion project is at the early stage, and is subject to a number of risks;
●	we are subject to the risks normally encountered by companies in the mineral extraction industry;
●	mining operations involve a high degree of risk;
●	major nuclear and global market incidents may have adverse effects on the nuclear and uranium industries;
●

the uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations

●	the uranium industry is subject to influential political and regulatory factors which could have a material adverse effect on our business and financial condition;
●	the uranium industry is highly competitive and we may not be successful in acquiring additional projects;
●	historically, the market price of our common stock has been and may continue to fluctuate significantly;
●	prolonged decline in the market price of our common stock could affect our ability to obtain additional financing which would adversely affect our operations; and
●	additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in Part I of our Annual Report, as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We disclaim any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

We are subject to routine litigation incidental to our business, including that which is described in our Annual Report. We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are or would be likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in our Annual Report or this Quarterly Report.

Item 1A.         Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (the “Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions and mining-related fatalities. During the quarter ended April 30, 2026, we held both ISR and conventional mines. Our ISR Mines are not subject to regulation by the Mine Safety Act but rather fall under oversight by the U.S. Occupational Safety and Health Administration.

Item 5.    Other Information

During our fiscal quarter ended  April 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
Date: June 8, 2026

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial Officer)
Date: June 8, 2026