Form 10-K
period 2026-07-31
URANIUM ENERGY CORP
filed 2026-09-29
CIK 1334933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-33706

URANIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0399476
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

500 North Shoreline, Ste. 800, Corpus Christi, Texas, U.S.A.	78401
(Address of principal executive offices (U.S.))	(Zip Code)

1830 – 1188 West Georgia Street Vancouver, British Columbia, Canada	V6E 4A2
(Address of principal executive offices (Canada))	(Zip Code)

(361) 888-8235
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	UEC	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐ No ☒

As of January 30, 2026, the aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant was approximately $8.3 billion, based on the closing price of the common stock as reported on the NYSE American.

The registrant had 495,584,665 shares of common stock outstanding as of September 25, 2026.

As used in this Annual Report on Form 10-K for the fiscal year ended July 31, 2026 (this “Annual Report”):

●	“we”, “us”, “our”, “Uranium Energy”, “UEC” and the “Company” mean Uranium Energy Corp., including our wholly-owned subsidiaries and a controlled partnership;
●	“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;
●	“Fiscal 2024”, “Fiscal 2025” and “Fiscal 2026” refer to our fiscal years ended July 31, 2024, 2025 and 2026, respectively, and “Fiscal 2027” refers to our fiscal year ending July 31, 2027;
●	“ISR” refers to the in-situ recovery method of mining uranium;
●	“ISR Mines” refers to our Palangana Mine, Christensen Ranch Mine and Burke Hollow Mine;
●	“Securities Act” refers to the United States Securities Act of 1933, as amended;
●	U3O8 refers to uranium oxide; and
●	all dollar amounts refer to United States dollars unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including the documents incorporated herein by reference contains statements and information about our strategy, objectives, plans and expectations for the future that are not statements or information of historical fact. These statements and information are considered to be forward-looking statements, or forward-looking information, within the meaning of and under the protection provided by the safe harbor provisions for forward-looking statements as contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements may be based on a number of estimates and assumptions, of which any one or more may prove to be incorrect.  Forward-looking statements may be identifiable by terminology such as “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “project”, “should”, “will”, “would” and similar expressions, including the negative thereof. Examples in this Annual Report include, but are not limited to, such forward-looking statements reflecting or pertaining to:

●	our overall strategy, objectives, plans and expectations for Fiscal 2027 and beyond;
●	our expectations for worldwide nuclear power generation and future uranium supply and demand, including long-term market prices for U3O8;
●	our belief and expectations of ISR mining for our uranium projects, where applicable;
●	our estimation of mineral resources, which are based on certain estimates and assumptions, and the economics of future extraction for our uranium projects including our ISR Mines;
●

our plans and expectations including anticipated expenditures relating to exploration, pre-extraction, extraction and reclamation activities for our uranium projects, including our ISR Mines, and relating to our plans to develop a new uranium refining and conversion facility in the United States;

●	our ability to obtain, maintain and amend, within a reasonable period of time, required rights, permits and licenses from landowners, governments and regulatory authorities;
●	our ability to obtain adequate additional financing including access to the equity and credit markets; and
●	our belief and expectations about the possible impact of any legal proceedings or regulatory actions against the Company.

i

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

Forward-looking statements are subject to known and unknown risks and uncertainties, including those set forth under “Item 1A. Risk Factors” of this Annual Report and in the risk factors disclosed in our other filings with the United States Securities and Exchange Commission (the “SEC”).

Such risks and uncertainties have the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Furthermore, there is no assurance that we will be successful in preventing the material adverse effects that any one or more of these material risks and uncertainties may cause on our business, prospects, financial condition and operating results, or that the foregoing list represents a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us.

ii

Notice Regarding Scientific and Technical Information

The mineral resource estimates and other scientific and technical information in this Annual Report have been prepared in accordance with the mining disclosure requirements of the SEC under subpart 1300 of Regulation S-K (17 CFR 229.1300-229.1305) (“S-K 1300”), which govern disclosure of mineral resources and mineral reserves by companies subject to the reporting requirements of the U.S. federal securities laws. S-K 1300 differs in certain respects from the mineral resource and mineral reserve classification and disclosure standards applicable in other jurisdictions, including the Canadian Institute of Mining, Metallurgy and Petroleum classification system incorporated into Canadian National Instrument 43-101 and the Australasian Joint Ore Reserves Committee Code. Accordingly, the mineral resource information in this Annual Report may not be comparable to similar information disclosed by companies reporting under those other standards.

The scientific and technical information in this Annual Report, and in the documents incorporated by reference herein, have been prepared in accordance with S-K 1300. S-K 1300 provides for the disclosure of: (i) “inferred mineral resources” have the lowest level of geological confidence of all mineral resources and thus may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve; (ii) “indicated mineral resources” have a lower level of confidence than that of a “measured mineral resource” and thus may be converted only to a “probable mineral reserve”; and (iii) measured mineral resources have sufficient geological certainty to be converted to a “proven mineral reserve” or to a “probable mineral reserve”. Investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into mineral reserves as defined by S-K 1300. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable, or that an inferred mineral resource will ever be upgraded to a higher category.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE Issuers

Although we have commenced mining operations at certain of our projects, we are considered an “exploration stage issuer” under S-K 1300 because we have not established, and currently have no known, mineral reserves, as defined under S-K 1300, on any of our mineral properties. We will not have known mineral reserves unless and until an appropriate technical and economic study demonstrating “Proven Mineral Reserves” or “Probable Mineral Reserves”, as defined under S-K 1300, is completed for such properties. There can be no assurance that any of our properties contain or will contain such reserves or, even if such reserves are established, that their quantities would warrant continued operations or that we would be successful in economically recovering them. For additional information, see “Item 1A. Risk Factors” of this Annual Report.

Industry, Market and Other Data

This Annual Report includes market, industry and economic data, estimates, forecasts and other statistical information that we obtained or derived from independent third-party sources, including the International Energy Agency, the World Nuclear Association, the International Atomic Energy Agency, UxC, LLC, the U.S. Energy Information Administration and ICF International Inc., as well as from our own internal research, estimates and assumptions based on our management’s knowledge of, and experience in, the uranium industry. Although we believe the third-party information included in this Annual Report to be reliable, we have not independently verified the data obtained from these third-party sources, and we cannot guarantee its accuracy or completeness. Forecasts, projections and other forward-looking information obtained from these sources are subject to the same qualifications, assumptions and uncertainties described under “Cautionary Note Regarding Forward-Looking Statements” above.

iii

PART I

Item 1. Business

Overview

We are a uranium mining and development company. In August 2024, we re-commenced production at our Christensen Ranch ISR project in Wyoming and, in April 2026, we commenced production at our Burke Hollow ISR mine in South Texas.

We have three ISR mining “hub and spoke” platforms, one in South Texas and two in Wyoming. We operate out of two of these platforms, anchored by fully licensed and operational uranium central processing plants (“CPPs”): our Hobson CPP located in Texas and our Irigaray CPP located in Wyoming. The third platform is anchored by our Sweetwater Mill located in Wyoming, currently configured for conventional mining and undergoing refurbishment to accept production from ISR mines. ISR mining is considered a proven mining method with reduced environmental impacts compared to alternative methods. UEC has several U.S. ISR uranium extraction projects with all of their major permits in place, which can be scaled up to feed existing processing facilities.

We have a significant uranium resource base and have licensed production capacity of approximately 12.1 million pounds per year across our Wyoming and South Texas platforms.

In Canada, we control one of the most extensive land and resource portfolios in the Athabasca Basin, anchored by the Roughrider Project (as defined below) in Saskatchewan.

Through our wholly owned subsidiary, United States Uranium Refining & Conversion Corp. (“UR&C”), we are pursuing domestic refining and conversion capabilities to further strengthen the U.S. nuclear fuel supply chain.

We maintain a 100% unhedged uranium strategy, providing full exposure to uranium market fundamentals.

We believe nuclear energy has cemented itself as a key energy form due to its unique ability to provide reliable, carbon-free baseload power. Uranium is the essential fuel needed to power nuclear energy and yet, the United States, which has the largest fleet of nuclear reactors globally, remains heavily dependent on foreign uranium inputs. As such, we are focused on scaling our business to rebuild the domestic nuclear fuel supply chain, strengthen U.S. energy and national security, and meet the future energy needs for nuclear in the U.S.

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

Recent Developments

During Fiscal 2026, we made significant advancements in various aspects of our operations, including:

●

We expanded ISR production at our Christensen Ranch Mine in Wyoming through the construction of additional header houses. We produced 211,942 pounds of precipitated uranium and dried and drummed U3O8 during Fiscal 2026 at our Christensen Ranch Mine and the Irigaray CPP.

In April 2026, we commenced production at our Burke Hollow Mine in South Texas. In the first three months since commissioning, we have produced 17,352 pounds of precipitated uranium and dried and drummed U3O8 at Burke Hollow and the Hobson CPP.

In total, we produced 229,294 pounds of precipitated uranium and dried and drummed U3O8 during Fiscal 2026 and a total of 359,260 pounds since commissioning.

●

At our Sweetwater Project, the FAST-41 and National Environmental Policy Act (“NEPA”) federal permitting process continued to advance under the leadership of the Bureau of Land Management (“BLM”). Environmental baseline studies have been largely completed, with final reports expected to be submitted to the BLM in Fiscal 2027. Drilling in Sweetwater North identified mineralization trends that support further delineation and advance the first two production areas. We continue to assess the refurbishment requirements for the Sweetwater Mill (as defined below) for both conventional and ISR operations.

●

As part of the planned pre-feasibility study at our Roughrider Project, we completed 36,000 meters of diamond drilling to support resource conversion. This included resource targets throughout the West Zone, East Zone and Far East Zones, targeting intersections to convert inferred estimated resources into the indicated resources category at the Roughrider Project.

●

We progressed our strategy towards building a vertically integrated U.S. uranium fuel supply chain from mining to conversion, through UR&C. Working with our engineering partner, Fluor Enterprises, Inc. (“Fluor”), UR&C completed core execution plans, built a combined dedicated 63-member project team, began preparing its U.S. Nuclear Regulatory Commission license application and progressed site selection.

Business Overview

Our operations consist of two reportable segments: (i) mining, which encompasses uranium exploration and mining activities, and (ii) corporate, which encompasses investments and the trading of purchased uranium inventory.

Mining Segment

The mining segment engages in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States, Canada and the Republic of Paraguay. We utilize ISR mining to extract uranium at our South Texas and Wyoming projects. We plan to continue to utilize ISR mining wherever such an alternative is available to conventional open pit or underground mining. When compared to conventional mining, we believe ISR mining requires lower capital and operating expenditures with a shorter lead time to extraction. Furthermore, we believe ISR mining has a reduced impact on the environment since the ISR mining process does not require blasting or waste rock movement, resulting in less damage to the environment and minimal dust, and does not produce tailings or require tailings facilities. Moreover, ISR mining is more discrete and, therefore, land access does not typically have to be restricted, and the area may be restored to its pre-mining usage generally faster than when applying conventional mining approaches. We do not expect, however, to utilize ISR mining for all of our uranium projects, in which case we expect to rely on conventional open pit and/or underground mining techniques.

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

The uranium-rich solution is pumped from an ore zone to the surface and circulated through a series of ion exchange columns located at the mine site. The solution flows across resin beads inside an ion exchange column where the uranium bonds to small resin beads. As the solution exits the ion exchange column, it is mostly void of uranium and is re-circulated back to the wellfield and through the ore zone. Once the resin beads are fully loaded with uranium, they are transported by truck to one of our CPPs and transferred to a tank for flushing with a brine solution, or elution, which strips the uranium from the resin beads. The stripped resin beads are then transported back to the mine and reused in the ion exchange columns. The uranium solution, now free from the resin, is precipitated and concentrated into a slurry mixture and fed to a filter press to wash and then dewater. The filter cake is then dried in a zero-emissions rotary vacuum dryer at our Hobson CPP in Texas or in a multi-hearth calciner at our Irigaray CPP in Wyoming, packed in 55-gallon metal drums and shipped out as uranium concentrate, or yellowcake, to a conversion facility for storage and sales.

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

After mining is complete in a PAA or Mine Unit, aquifer restoration will begin as soon as practicable and will continue until the groundwater is restored to pre-mining conditions. Once restoration is complete, a stability period of no less than one year is scheduled with quarterly baseline and monitor well sampling. Wellfield reclamation, including plugging and abandonment of wells and removal of surface infrastructure, will follow after aquifer restoration is complete and the stability period has passed.

Our fully licensed and 100% owned Hobson CPP forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson CPP, which has a physical capacity to process uranium-loaded resins of up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (the “hub”) for the Palangana Mine and the Burke Hollow Mine, located within the South Texas Uranium Belt (the “spokes”). At the end of Fiscal 2026, our Hobson CPP has processed 17,352 pounds of precipitated uranium and dried and drummed U3O8.

Our fully licensed and 100% owned Irigaray CPP is the hub to our permitted ISR projects located in the Powder River Basin of Wyoming, including our Christensen Ranch Mine, Reno Creek, Moore Ranch and Ludeman Projects. The Irigaray CPP contains resin transfer and elution processes, precipitation, filtration and drying and packaging of U3O8. On October 16, 2024, we received approval from the Wyoming Department of Environmental Quality (“WDEQ”), Uranium Recovery Program, to increase the licensed production capacity at our Irigaray CPP to four million pounds of U3O8 annually. Our Irigaray CPP has processed 211,942 pounds of precipitated uranium and dried and drummed U3O8 during Fiscal 2026. We expect the ramp-up phase will continue while new production areas are being constructed in 2026 and 2027. At the same time, we have continued to advance our Ludeman and Sweetwater Projects with installation of wellfields and wellfield delineation, respectively.

	Precipitated uranium and dried and drummed U3O8
	Year Ended July 31,		Cumulative since beginning of	As at
(in pounds)	2026	2025	Fiscal 2025	July 31, 2026
Irigaray CPP	211,942	129,966	341,908	341,908
Hobson CPP	17,352	-	17,352	26,689
Total	229,294	129,966	359,260	368,597

On December 6, 2024, we completed the acquisition of all of the issued and outstanding shares of capital stock of Kennecott Uranium Company (“KUC”) and Wyoming Coal Resources Company (“WCRC”) from Rio Tinto America Inc. (collectively, the “Sweetwater Acquisition”). Sweetwater Uranium Inc. (formerly KUC) and WCRC collectively own or hold the following major assets: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming, and related facilities and impoundments (the “Sweetwater Mill”); (ii) the Red Desert Project, a uranium project adjacent to the Sweetwater Mill; and (iii) the Green Mountain Project, a uranium project located 22 miles north of the Sweetwater Mill, with two deposits that have potential for ISR mining and three deposits that are considered appropriate for conventional mining. The consideration for the Sweetwater Acquisition was $175.4 million in cash plus acquisition related costs of $4.2 million. On August 1, 2025, Sweetwater (specifically the Sweetwater Mill and Red Desert Project) was designated as a transparency project by the U.S. Federal Permitting Improvement Steering Council as part of the implementation of President Trump’s March 20, 2025, Executive Order on Immediate Measures to Increase American Mineral Production. Our first milestone in the process was completed with the submission of the Sweetwater Plan of Operations for ISR operations to the BLM on November 14, 2025. During 2026, the FAST-41 and the NEPA federal permitting process continued to advance under the leadership of the BLM. The FAST-41 Permitting Dashboard currently anticipates the completion of the Environmental Assessment in March 2027 and approval of the Plan of Operations in May 2027. Environmental baseline studies were largely completed in Fiscal 2026, with final reports expected for submittal to BLM in Fiscal 2027. A 200-hole delineation drilling program in the first two planned wellfields at our Sweetwater Project was completed in early May 2026 for the Sweetwater North area, where wellfield pattern planning has commenced. This program has now been expanded by an additional 100 delineation holes expected to be completed in Fiscal 2027 to test the presence of additional resources identified during the first drilling program. We continue to assess the refurbishment requirements for the Sweetwater Mill for both conventional and ISR operations. The current focus is the installation of ion exchange and elution systems for ISR operations.

In 2022, we acquired a substantial portfolio of projects in Canada, with the acquisition of UEX Corporation (“UEX”) and the acquisition of Roughrider Mineral Holdings Inc. (the “Roughrider Project”) from a subsidiary of Rio Tinto plc (“Rio Tinto”). The UEX portfolio consists of a mix of uranium deposits, primarily focused on the Athabasca Basin uranium district in Saskatchewan, Canada. This includes interests in the Shea Creek, Christie Lake, Horseshoe Raven, Millennium and Wheeler River Projects. In addition to advancing its uranium development projects through its ownership interest in JCU (Canada) Exploration Company, Limited (“JCU”), UEX was advancing several other uranium deposits in the Athabasca Basin which include the Horseshoe and Raven deposits located on its 100%-owned Horseshoe-Raven Project. The Roughrider Project is an exploration stage asset, having been advanced by Rio Tinto over a decade of work. The acquisition brought in an exploration stage, high-grade, conventional asset into UEC’s portfolio that, along with the UEX acquisition, begins to develop a critical mass of 100% owned resources in the Athabasca Basin to accelerate extraction and/or production plans. The two transactions provide a portfolio of medium to long term, high-grade, conventional projects that complement our nearer term, U.S. ISR assets.

As part of the planned pre-feasibility study at our Roughrider Project, we have completed 36,000 meters of diamond drilling to support resource conversion. This included resource targets throughout the West Zone, East Zone and Far East Zones, targeting intersections which are expected to convert inferred estimated resources into the indicated resources category. All drilling has been completed to date with uranium assays to follow. We have engaged Tetra Tech Canada Inc. to provide lead technical services for the preparation of the planned pre-feasibility study. In September 2025, a site visit was completed by qualified persons (“QPs”) and a technical team consisting of our representatives to review core samples, discuss mine planning, metallurgical processing, tailings management and operational considerations for the pre-feasibility study. The visit facilitated cross-disciplinary discussions among the QPs and our representatives. Process flow diagrams, mass and water balance drawing, and process equipment lists have been completed. In August 2026, we entered into a Definition Study Agreement with Saskatchewan Power Corporation to advance engineering, environmental assessment and community engagement work specifically for the connection of a high-voltage transmission line to the Roughrider Project. Geotechnical drilling to study future tailings management facility locations, collect water samples and set up water level monitoring stations has been completed. We continue to advance the Roughrider Project through technical and environmental studies, community engagement and assessing opportunities to further de-risk the project. The processes of updating the environmental baseline work and Indigenous engagement are expected to support a future Environmental Impact Assessment and licensing required for uranium production.

With the completion of the Sweetwater Acquisition in December 2024, we expanded our footprints in Wyoming with our Wyoming hub-and-spoke operations. The acquisitions of UEX in August 2022 and the acquisition of the Roughrider Project in October 2022 further expanded our footprints in Canada and, in particular, the Athabasca Basin in Saskatchewan. We continue to establish additional uranium mines through exploration and pre-extraction activities and direct acquisitions in the United States, Canada and the Republic of Paraguay, all of which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Part I, “Item 1A. Risk Factors” herein.

As of July 31, 2026, we also hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

Corporate Segment

In addition to our uranium mining and related activities, we have established a physical uranium portfolio (the “Physical Uranium Program”) in order to capitalize on unique opportunities to purchase drummed uranium at prevailing spot prices that are below most global industry mining costs.

Our Physical Uranium Program supports three of our objectives: (i) to bolster our balance sheet as uranium prices appreciate; (ii) to provide strategic inventory to support future marketing efforts with utilities that could complement production and accelerate cash flows; and (iii) to increase the availability of our Texas and Wyoming production capacity for emerging U.S.-origin specific opportunities which may command premium pricing due to the scarcity of domestic uranium. Demand from the U.S. Department of Energy (“DOE”) for unobligated U.S.-origin uranium is expected to increase in the coming years. U.S.-origin is expected to be needed to supply various DOE programs like the U.S. Uranium Reserve, fuel for the U.S. Navy and other U.S. needs requiring unobligated U.S.-origin uranium.

As of July 31, 2026, we held 1,256,000 pounds of purchased uranium, excluding 359,260 pounds of precipitated uranium and dried and drummed U3O8 of production at the Burke Hollow and Christensen Ranch Mines as of July 31, 2026.

United States Uranium Refining & Conversion Corp.

In September 2025, we announced the incorporation of UR&C, which is intended to pursue the feasibility of developing a new uranium refining and conversion facility in the U.S. To date, a conceptual study has been completed that envisions a conversion facility with an initial capacity of 10,000 metric tonnes of uranium per year. The project will move forward contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals and favorable market conditions. On March 18, 2026, UR&C received a docket number from the U.S. Nuclear Regulatory Commission for its planned uranium conversion facility. The formal license application is expected to be submitted once engineering and design activities, currently underway with Fluor, are at a sufficient level of detail and a site has been selected. Ongoing discussions with the DOE regarding strategic nuclear fuel cycle infrastructure have led UR&C to broaden its site selection process. Additional candidate locations are being evaluated for location-dependent operating costs, excluding incentives and site-independent investment costs, risks associated for each location, and to ensure alignment with federal priorities to restore domestic uranium conversion capacity and strengthen America’s nuclear fuel supply chain. Concurrently, work led by Fluor is advancing into a new phase with a significant expansion of engineering and technical resources, including increased and accelerated staffing, supporting facility design, siting, licensing and development.

Uranium Purchase or Sale Agreements

As of July 31, 2026, we had no uranium purchase or sale agreements in place. Future sales of U3O8 are expected to generally occur through uranium spot market pricing mechanisms in short-term or long-term contracts, with any fluctuations in the market price continuing to have a direct impact on our revenues and cash flows.

Strategic Investments

During Fiscal 2026, we increased our equity interests in Anfield Energy Inc. (“Anfield”) (TSX-V: AEC). Effective August 1, 2025, Anfield completed a share consolidation on the basis of one (1) post-consolidation common share for every seventy-five (75) pre-consolidation common shares. As of July 31, 2026, we owned 6,500,737 post-consolidated common shares of Anfield, representing approximately 32.6% of the outstanding common shares of Anfield. In addition, we owned 28,967,375 shares of common stock of Uranium Royalty Corp. (“URC”), representing a 7.6% interest in URC as of July 31, 2026.

Uranium Market Developments

The uranium market is being driven by macro demand for increased electricity generation, an unprecedented global push for clean energy, data center and artificial intelligence (“AI”) development, geopolitical pressures, national security and underinvestment, among other factors. In its February 6, 2026 Electricity Report, the International Energy Agency (“IEA”) reported electricity demand grew by 3% in 2025 and is expected to grow at a 3.6% annual rate through 2030. Nuclear generation set a record high and is projected to increase 13% to 32% by 2030. The report also noted that nuclear energy together with renewable energy sources will generate about half of all global electricity by 2030. IEA projects “global data center electricity consumption is to roughly double by 2030, rising from roughly 415 to 450 Terawatt-hour (“TWh”) in 2024 to 2025, to over 900 to 1,000 TWh by 2030.” ICF International Inc., in its September 2025 study, projected that electricity demand in the United States will see a 25% increase by 2030 and a nearly 80% increase by 2050.

Countries around the globe are realizing the highly reliable, clean, safe, and economical power nuclear energy provides is a desirable attribute for a country’s baseload energy platform. An increasing number of governments have announced that they are pursuing strategies to increase energy independence for national security interests that dovetail well with nuclear power as a key component in their energy mix.

In the United States, several pieces of bipartisan legislation have passed in recent years supporting nuclear energy development and expansion. On May 23, 2025, President Donald Trump signed Executive Orders (the “Executive Orders”) that include a policy objective to quadruple U.S. nuclear energy by 2050. The Executive Orders mark a historic level of policy support to rejuvenate the U.S. nuclear industry and its infrastructure, underscoring its importance as a matter of national security. The Executive Orders invoke the Defense Production Act of 1950 and are intended to have significant positive policy and economic impacts on the domestic fuel cycle, reactor new builds, research and new technology advancements. In partnership with the DOE, four private advanced reactor developers demonstrated criticality by July 4, 2026, exceeding the goal of three criticalities established in Executive Order 14301, Reforming Nuclear Reactor Testing, at the DOE. These reactor criticality demonstrations were authorized by the DOE and represent an important milestone toward accelerated commercial advanced reactor deployment in the United States.

Underscoring the directives under the Executive Orders, on October 28, 2025, announcements were made that the U.S. government had entered a strategic partnership encompassing at least $80 billion for the construction of new nuclear reactors using Westinghouse technology. To meet the goal of having 10 large reactors under construction by 2030, the DOE Office of Energy Dominance recently announced a commitment to provide $17.5 billion to speed up the development effort in building the Westinghouse reactors.

Additionally, large technology companies, like Nvidia, Microsoft, Meta, Google, Oracle and Amazon, have announced significant nuclear energy commitments including that required for their data center energy demand with large investments in the clean, affordable and reliable power that nuclear energy provides. Over 150 nuclear industry companies and 14 of the world’s largest banks, including Citibank, Morgan Stanley, Bank of America, Barclay’s, and Goldman Sachs, have all pledged to support the growth of nuclear energy in their investments and commercial activities.

Global uranium market fundamentals have shown major improvement in recent years as the market began a transition from being inventory driven to production driven. The spot market bottomed out in November 2016 at about $17.75 per pound of U3O8, but has since shown significant appreciation, reaching a high in 2024 of $107.00 per pound. Since that time, the spot uranium market retraced some of that advance, reaching a low of $63.45 per pound of U3O8 on March 17, 2025. That low proved to be short-lived, with the market rebounding from that level and reaching $101.50 per pound of U3O8 on January 29, 2026. Since the end of May 2026, the near-term spot price has been in a narrow trading range of approximately $2.00 per pound and has been capped in the $87.00 area. However, recently, the price has broken out of this range to the upside, registering a price of $89.75 per pound of U3O8 on August 31, 2026 at ConverDyn. (Source: UxC LLC Historical Ux Daily Prices)

During Fiscal 2026, uranium prices averaged $82.32 per pound U3O8 representing an approximate 11.86% increase compared to the average price of $73.59 per pound U3O8 in Fiscal 2025. As of July 31, 2026, the U3O8 price was $86.45 per pound U3O8, representing an approximate 21.59% increase from $71.10 per pound as of July 31, 2025. (Source: UxC LLC Historical Ux Daily Prices)

Relative underinvestment in uranium mining operations has been evident for more than a decade and has been a major factor contributing to a structural deficit between global production and uranium requirements. Reduced production expectations from some new and existing uranium mines have also been a contributing factor, with several producers cutting back and/or unable to reach previously planned production levels. From 2026 through 2028, the mid-case gap between production and requirements is projected to be about 65 million pounds of U3O8, and by 2036, the cumulative gap is projected to exceed 250 million pounds of U3O8 (Source: UxC 2026 Q2 Uranium Market Outlook). For context, the U.S. commercial reactor fleet requirements have averaged about 45 million pounds of U3O8 per year. (Source: United States Energy Information Administration, July 29, 2026 - Uranium Marketing Annual Report – uranium loaded in fuel assemblies in 2024 and 2025)

The current gap is being filled with secondary market sources, including finite inventory that has been declining and is projected to decline further in coming years. Secondary supply is also expected to be further reduced as Western enrichers reverse operations from underfeeding to overfeeding, which requires more uranium to increase the production of enrichment services. As secondary supplies continue to diminish, and as existing mines deplete resources, new production will be needed to meet future demand. The timeline for many new mining projects can be 10 to 20 years and they are expected to require prices high enough to stimulate new mining investments.

Since 2022, uranium supply has become more complicated due to Russia’s invasion of Ukraine, with its State Atomic Energy Corporation, Rosatom, being a significant supplier of nuclear fuel around the globe. Economic sanctions, transportation restrictions, U.S. legislation banning the importation of Russian nuclear fuel and the European Union’s goals to reduce and eventually eliminate its dependence on Russian fuel are causing a fundamental change to the nuclear fuel markets. As a result of the instability and assurance of supply risks, Western utilities are shifting supply focus to areas of low geopolitical risk. Kazakhstan supply, which has been providing Western utilities with significant quantities, is increasingly being committed to sovereign governments like India, China and Russia as well as being reserved for their own evolving nuclear program. In essence, the global market has become bifurcated with Western utilities increasing their efforts to contract for uranium supply from Western jurisdictions.

The U.S. Presidential Executive Order “Establishing The National Energy Dominance Council” stated one of its objectives is to “reduce dependency on foreign imports” for the United States’ “national security” and recognized uranium as an “amazing national asset” (Source: The White House News & Update, February 14, 2025). As of November 7, 2025, uranium was added back into the U.S. Geological Survey list of Critical Minerals, making it also subject to the Section 232 Investigation on Critical Minerals that was already underway. On July 30, 2026, a Presidential Determination “delegated Defense Production Act authority to the Commerce Department to institute export restrictions on critical minerals.” While specific remedies are not yet defined, the actions could potentially lead to resumption of strategic uranium reserve purchases, establishment of import price floors, or other remedies. This determination builds on President Trump’s Proclamation 11001, issued on January 14, 2026, directing the U.S. Trade Representative and Department of Commerce to negotiate agreements with trading partners to secure supply chains and address import volumes.

On July 28, 2026, Energy Secretary Chris Wright signed a non-binding memoranda of understanding with five states (Idaho, Louisiana, Oklahoma, Tennessee and Utah) to continue negotiations toward establishing cradle to grave Nuclear Lifecycle Innovation Campuses, ultimately leading to the selection of sites for permanent storage and disposal of used nuclear fuel and nuclear waste. Campuses are expected to include everything from new conversion, enrichment, and fuel fabrication facilities to used nuclear fuel recycling facilities and associated storage and disposal.

On August 26, 2026, the Department of the Army announced the selection of five nuclear reactor developers to be awarded up to a combined $2.2 billion to own, construct, and operate nuclear microreactors on five military installations. The Army anticipated more than 20 microreactors to be deployed through the Janus Program, with all requiring domestically produced unobligated uranium.

The global nuclear energy industry continues robust growth, with 72 new reactors connected to the grid from 2015 through July 2026, and with another 72 reactors under construction. (Source: International Atomic Energy Association Power Reactor Information System – August 18, 2026.) Total nuclear generating capacity for the world’s 441 operable reactors stands at 404 Gigawatt electric (Source: World Nuclear Association – August 18, 2026 data). In March 2026, the World Nuclear Association reported 38 countries have pledged to at least triple their nuclear capacity by 2050, further supporting additional growth for the nuclear industry and uranium demand.

The utility industry has still not returned to a full long term replacement level contracting to replace expiring contracts. It is estimated that cumulative uncommitted global demand through 2035 is almost 800 million pounds of U3O8 (Source: UxC LLC Uranium Market Overview Q2 2026). The U.S. Energy Information Administration’s July 2026 Uranium Marketing Annual report noted that the U.S. 10-year cumulative unfilled market requirement figure through 2035 was 186 million pounds. This utility contracting demand, together with potential demand from financial entities, data center development and government programs, continues to add positive tailwinds to the strong fundamentals in the uranium market.

Competition

Current uranium producers include diverse ownership types, including state-owned entities, publicly-traded companies, and mixed ownership companies with majority ownership held by state and privately-held producers. Uranium mining projects can be multi-decade and multi-billion dollar endeavors, which generally require financing underpinned by offtake agreements and/or state sponsored financings. The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium but also market uranium and other products on a regional, national or worldwide basis.  Due to their greater financial and technical resources, we may not be able to acquire additional uranium projects in a competitive bidding process involving such companies. Additionally, these larger companies have greater resources to continue with their operations during periods of depressed market conditions. We also compete with other mining and exploration companies for the procurement of equipment, materials and skilled personnel necessary to explore, develop and extract uranium.

Government Regulations

Our properties and facilities are subject to extensive laws and regulations which are administered by federal, state, provincial, local and foreign authorities. These laws and regulations govern exploration, construction, extraction, recovery, processing, exports, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances and other matters. Uranium minerals exploration, extraction, recovery and processing are also subject to risks and liabilities associated with the perceived potential for impacts to the environment and disposal of waste products occurring as a result of such activities.

Compliance with these laws and regulations may impose substantial costs on us and may subject us to significant potential liabilities or impacts to operations or project development. Changes in these regulations or changes in regulatory attitudes or interpretations could require us to expend significant resources to comply with new laws or regulations, attitudes or interpretations relating thereto, or changes to current requirements and could have a material adverse effect on our business operations. However, compliance with government regulations generally, including but not limited to environmental regulations, is an integral part of our day-to-day business and impacts virtually all our capital expenditure and operating decisions at its facilities, as our facilities and operations must comply with this extensive array of environmental, health and safety laws and regulations. The costs of compliance with these laws and regulations are therefore well understood and assumed by us in all its capital budgeting decisions, project analyses and cost and earnings projections. As all of our competitors in the uranium mining industry in the U.S. face the same or similar regulatory requirements, we do not believe its need to comply with this extensive array of laws and regulations materially affects our competitive position within the U.S. uranium mining industry.

Environmental Regulations

Our projects, exploration, and development activities, and mining and processing operations, are subject to the federal, state, provincial, regional, local and foreign environmental laws and regulations of the jurisdictions in which our activities and facilities are located. For example, in the United States, we are subject to a number of such laws and regulations, including, without limitation: the Comprehensive Environmental Response, Compensation and Liability Act; the Atomic Energy Act; the Uranium Mill Tailings Radiation Control Act; the Emergency Planning and Community Right to Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; NEPA; the Resource Conservation and Recovery Act; the Clean Water and Safe Drinking Water Acts; the Toxic Substances Control Act; the Clean Air Act; the Pollution Prevention Act; the Low-Level Radioactive Waste Policy Amendments Act; the Nuclear Waste Policy Act; and related state laws. In Canada, we are subject to similar laws and regulations, including, without limitation, the Nuclear Safety and Control Act (the “NSCA”); the Impact Assessment Act, 2019 (the “Impact Assessment Act”); the Fisheries Act and the Metal and Diamond Mining Effluent Regulations thereunder; the Canadian Navigable Waters Act; the Canadian Aviation Regulations; the Species at Risk Act; the Migratory Birds Convention Act; the Reclaimed Industrial Sites Act and the Reclaimed Industrial Sites Regulations thereunder; and federal and provincial regulatory requirements implementing a “duty to consult” with Indigenous groups (i.e., First Nations, Inuit and Métis groups) on any decision within their purview with the potential to affect Aboriginal or Treaty Rights. We are subject to similar laws in other jurisdictions in which we operate.

In all jurisdictions in which we operate, environmental licenses, permits and other regulatory approvals are required to engage in projects, exploration, mining and processing, and mine closure and reclamation activities. Regulatory approval of a detailed plan of operations and an environmental impact assessment (or equivalent) is required prior to initiating mining or processing activities or for any substantive change to previously approved plans. In all jurisdictions in which we operate, specific statutory and regulatory requirements must be met throughout the life of the mining or processing operations regarding air quality, water quality, fisheries, wildlife and biodiversity protection, archaeological and cultural resources, water rights, solid and hazardous waste management and disposal, the management and transportation of hazardous chemicals, toxic substances, noise, community right-to-know, land use and reclamation. Such laws and regulations, which may change over time, increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date, compared to industry norms. However, changes in such laws and regulations could require us to expend significant resources and could have a material adverse effect on our business operations. The posting of reclamation and remediation performance bonds and the costs associated with permitting and licensing activities require a substantial budget and ongoing cash commitments, including capital expenditures and operating costs that are incorporated into our budgets, project analyses and earnings projections. We do not currently expect, for the current fiscal year or for any subsequent period, capital expenditures for environmental control facilities to be material beyond amounts included in its ordinary-course project, permitting, restoration and compliance budgets. In addition to pursuing ongoing permitting and licensure for new projects and additions to our existing projects, these expenditures include ongoing monitoring (e.g., wildlife, groundwater and effluent monitoring) and other activities to ensure regulatory and legal compliance, as well as compliance with our permits and licenses.

We believe that we comply in all material respects with all federal, state, provincial, local and foreign applicable laws and regulations which govern environmental quality and pollution control. The appropriate regulatory agencies review reports for compliance with permit and license requirements and also conduct routine and regular inspections of our activities at our permitted and licensed sites and, to date, we have not been notified of any material non-compliance that would require any form of financial penalty or operating restriction.

The following summarizes certain material environmental and regulatory requirements applicable to our U.S. and Canadian uranium projects.

United States

Licenses and Permits

In Texas, the Railroad Commission of Texas (the “RCT”) regulates surface extraction and exploration for uranium and issues the necessary permits for exploration drilling inside an approved area, and the Texas Commission on Environmental Quality (the “TCEQ”) regulates ISR uranium extraction and issues the necessary licenses and permits. The RCT has issued us exploration permits for each of Bee, Duval and Goliad Counties in Texas. The TCEQ has issued Mine Area Permits for our Palangana and Burke Hollow Mines and projects in Goliad County (such projects, the “Goliad Project”) and Radioactive Material Licenses (“RMLs”) for our Palangana  and Burke Hollow Mines, Goliad Project and the Hobson CPP, PAA permits for our Palangana and Burke Hollow Mines and Goliad Project, and Class I disposal well permits for each of our Hobson CPP, Palangana Satellite Facility and Burke Hollow and Goliad Projects. All permits and licenses issued by the RCT and the TCEQ are currently in effect and are expected to be timely renewed; however, certain of Goliad Project’s permits, namely its Class III Injection Well Permit, Production Area Authorization and Aquifer Exemption Order, as amended, and Class I disposal well permits, have been challenged and await final regulatory or judicial resolution.

In 2018, the U.S. Nuclear Regulatory Commission (“NRC”) delegated authority to the State of Wyoming for regulation of uranium and thorium milling facilities, source material possessed at the milling facilities, and certain byproduct material regulated under the Atomic Energy Act. In Wyoming, the WDEQ, Land Quality Division (the “WDEQ/LQD”) regulates ISR uranium mining activities and issues necessary permits and licenses, the WDEQ/LQD Uranium Recovery Program (the “WDEQ/LQD/URP”) regulates uranium recovery operations and issues the necessary licenses, and the WDEQ Water Quality Division (the “WDEQ/WQD”) regulates deep underground wastewater injections and issues the necessary permits. The WDEQ/LQD has issued Permits to Mine and the WDEQ/LQD/URP has issued RMLs for each of our Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects. Permits to Mine are also held for our Sweetwater, Big Eagle and Jackpot mines in the Great Divide Basin of Wyoming, and an RML is held for our Sweetwater mine, mill and tailing storage facility. The WDEQ/LQD has also issued Drilling Notification Permits, which cover exploration drilling outside of areas within a Permit to Mine, for our various exploration projects in the Powder River Basin and in the Great Divide Basin of Wyoming. The WDEQ/WQD has issued Class I disposal well permits for our Christensen Ranch Mine, our Irigaray Project, our Moore Ranch Project and our Reno Creek Mine. All such permits and licenses issued by the WDEQ/LQD, the WDEQ/LQD/URP and the WDEQ/WQD are currently in effect and are expected to be timely renewed.

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program to protect groundwater and is administered by the US. Environmental Protection Agency (the “EPA”). However, to avoid the burden of dual federal and state regulation, the SDWA allows for states to issue underground injection control (“UIC”) permits to satisfy the UIC requirements under the SDWA under two conditions: the state’s program must have been granted primacy, as is the case in Texas and Wyoming, and the EPA must have granted an aquifer exemption upon the state’s request (an “Aquifer Exemption”). As of July 31, 2026, we held Aquifer Exemptions for each of our Palangana Mine, our Goliad, Burke Hollow, Christensen Ranch, Irigaray, Ludeman, Moore Ranch and Reno Creek Projects, and our Christensen Ranch, Irigaray, Moore Ranch and Reno Creek Class I disposal wells.

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

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution.  Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements.  Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources. In Texas, the TCEQ issues an exemption for those processes that meet the criteria for low to zero emission by issuing a permit by rule. In Wyoming, air permits are required for point source emissions of particulate. We have an air quality permit for the calciner present at the Irigaray CPP. Typically, air quality permits are not required for ISR mining operations as emissions are near zero.

Clean Water Act

The Clean Water Act (the “CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term which is broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff, and Wyoming requires storm water permits for the construction and operation of ISR wellfields and plants. We have storm water permits for our Christensen Ranch Mine where wellfields are under construction. Management believes that we are in substantial compliance with current requirements to obtain permits to discharge storm water runoff; however, in the event of unauthorized discharge of waste, we may be liable for penalties and costs.

Canada

Uranium mining and milling projects in Canada are among the most heavily regulated types of projects in the country, with regulatory oversight at both the federal and provincial levels. The Canadian Nuclear Safety Commission (the “CNSC”) is the independent federal nuclear regulator responsible for regulating nuclear activities in Canada under the NSCA. Canadian uranium projects are also subject to provincial environmental assessment, permitting and land-use requirements, as well as consultation obligations with Indigenous groups where project approvals may affect Aboriginal or Treaty Rights. Compliance generally requires environmental assessment, licensing, management systems, monitoring, reporting and ongoing regulatory engagement.

Province of Saskatchewan

In Saskatchewan, uranium mining projects may be subject to The Environmental Assessment Act and the provincial Environmental Impact Assessment (“EIA”) process. The process generally begins with a Technical Proposal describing the project and potential impacts to the environment and human health and safety. Following provincial review, a project may be designated as a “development” requiring an EIA and project-specific terms of reference. The EIA process typically includes environmental baseline work, site characterization and engagement or consultation activities, including any activities delegated in support of the province’s duty to consult.

After submission of an EIA, provincial authorities review the filing, identify any deficiencies and, if appropriate, place the EIA into public review. Following completion of the review process, the Minister of Environment may approve the EIA, typically subject to conditions, after which project-specific leases, licenses and permits may be completed.

A surface lease is required before mining work may commence in Saskatchewan and generally covers the areas expected to be disturbed, together with an appropriate buffer. Although lease discussions and licensing preparation may proceed in parallel with the EIA process, final issuance of material leases, licenses and permits generally requires a positive EIA decision.

Provincial mining project licensing is generally coordinated through the Saskatchewan Ministry of Environment, with additional approvals potentially required from other ministries or agencies for matters such as health and safety, labor, employment, royalties, lands and related project activities. Depending on project design and water source, Saskatchewan uranium projects may also require water rights licenses and approvals to construct and operate water-related works from the Saskatchewan Water Security Agency, including for surface water or groundwater use and associated diversion, supply or operating works.

Canadian Government

At the federal level, the Impact Assessment Act may require an Impact Assessment where a project meets prescribed thresholds under the Physical Activities Regulations, 2019 or is designated by the federal Minister of Environment and Climate Change. Our current proposed Canadian projects do not trigger the prescribed thresholds and therefore do not require a federal Impact Assessment on that basis, although they remain subject to possible ministerial designation.

The CNSC may participate in or provide technical comments during the provincial EIA process, although the provincial EIA decision is made independently by the provincial authorities. The CNSC is the principal federal licensing authority for uranium projects and conducts an environmental protection review in connection with license applications under the NSCA to ensure protection of the environment and human health. CNSC review also addresses applicable federal requirements and policy considerations, including those relating to Indigenous peoples. The CNSC licensing process may proceed in parallel with the provincial EIA process, although a positive environmental decision is required before the CNSC may approve applicable licensing packages. CNSC licensing and oversight are conducted on a cost-recovery basis under the Cost Recovery Fees Regulations.

In support of licensing, proponents are required to develop management systems, policies, programs, procedures and monitoring commensurate with the proposed scope of activities. The CNSC assesses projects across safety and control areas, including quality management, occupational health and safety, environmental protection, radiation protection, tailings management, safeguards and non-proliferation. CNSC staff present their findings to the Commission as part of licensing deliberations. A licensing stage can take approximately 26 months from the time an application is deemed sufficient to the written Commission license decision.

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

In Arizona, New Mexico and Wyoming, our mineral rights are held either exclusively or through a combination of federal mining claims and state and private mineral leases. Remediation of a property is required in accordance with regulatory standards, which may include the posting of reclamation bonds. Our federal mining claims consist of both unpatented lode and mill site claims registered with the BLM and the appropriate counties. Annual fees must be paid to maintain unpatented mining claims with the BLM. Our state mineral leases are registered with their respective states. These leases provide for mineral rights, and are subject to a production royalty of 4% in Wyoming and 5% to 6% in Arizona, ranging from a five-year term in Arizona to a ten-year term in Wyoming. Annual fees must be paid to maintain state mineral leases, and minimum exploration expenditures are required. Our private mineral leases are negotiated directly with the owners of the land/mineral/surface rights with varying terms. These leases provide for uranium and certain other specified mineral rights only, including surface access rights, subject to production royalties, ranging from an initial term of five to seven years and renewal for a second five-year to seven-year term. In Wyoming, annual fees must be paid to maintain the 410 mill site claims at our Sweetwater Project site.

Under the mining laws of Saskatchewan, Canada, title to mineral rights for our projects in Saskatchewan is held through The Crown Minerals Act of the Province of Saskatchewan. In addition, The Mineral Resources Act, 1985, and The Mineral Tenure Registry Regulations affect the rights and administration of mineral tenure in Saskatchewan. The lands of our Saskatchewan projects are currently claimed as “Crown dispositions”, “mineral dispositions” or “mineral leases”. Subject to section 19 of The Crown Minerals Act, a claim grants to the holder the exclusive right to explore for any Crown minerals that are subject to these regulations within the claim lands. Claims are renewed annually and the claim holder is required to satisfy work expenditure requirements.

With respect to certain of our mineral rights in Paraguay, the Ministry of Public Works and Communications (“MOPC”), the mining regulator in Paraguay, has taken the position that certain concessions forming part of our Yuty, Alto Parana and Colonel Oviedo Projects are not eligible for extension as to exploration or continuation to exploitation in their current stages. As we remain fully committed to our development path forward in Paraguay, we have filed certain applications and appeals in Paraguay to reverse the MOPC’s position in order to protect our continuing rights in those concessions.

Human Capital Resources

As of July 31, 2026, we had 257 employees, 201 of whom were located in the United States, 36 in Canada and 20 in Paraguay. We seek to attract and retain talented and experienced individuals to manage and support our operations. We engage in a variety of learning and development opportunities with our employees, including ongoing training, continuing education courses, workshops and seminars and membership in professional organizations relating to employees’ projects areas of expertise. We strive to fill employment openings through internal promotions or transfers of qualified employees, as appropriate.

Available Information

Our website address is www.uraniumenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, are available free of charge on our website as soon as reasonably practicable after such materials are filed or furnished electronically with the SEC. Reports and amendments thereto filed or furnished electronically with the SEC are available at the SEC’s website at www.sec.gov.

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

The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report or any other report or document filed with or furnished to the SEC.

Item 1A. Risk Factors

An investment in the shares of our common stock or other securities is subject to risks inherent in our businesses and the industries in which we operate. We describe below certain risks and uncertainties, the occurrences of which could have a material adverse effect on us. The risks and uncertainties described below include known material risks that we face currently, but our material risks are continually evolving, and the below descriptions may not include future risks that are not presently known, risks that are not currently believed to be material or other risks that generally apply to most businesses. Although we have risk management policies, practices and procedures in place that are aimed at mitigating these risks, the occurrence of these uncertainties may nevertheless impair our business operations and adversely affect the actual outcome of matters as to which forward-looking statements are made. This Annual Report is qualified in its entirety by these risk factors. Before making an investment decision, investors should carefully consider all the risks described below together with the other information included in this Annual Report and the other reports we file with the SEC.

Risks Related to Our Company and Business

Our operations are capital intensive and we will require significant additional financing to continue with our exploration, pre-extraction and extraction activities on our existing projects and to acquire additional mineral projects. Further, we have a history of negative operating cash flow and net losses and may be unable to develop or maintain positive cash flow from our mining activities.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional mineral projects and continuing our exploration, pre-extraction and extraction activities. Historically, we have relied primarily on equity and debt financings, and on cash flows from sales of our purchased uranium inventories under our Physical Uranium Program to fund our operations. However, we have a history of significant negative cash flow and net losses. Although we generated revenue from sales of purchased uranium inventory and toll processing services totaling $164.4 million during fiscal year ended July 31, 2023, from sales of purchased uranium inventory of $66.84 million during Fiscal 2025, and from sales of purchased uranium inventory of $37.25 million during Fiscal 2026, we have yet to achieve consistent profitability or positive cash flow from operations, and we do not expect to do so in the near term.

Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electrical generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. Any inability to obtain additional financing when required would have a negative impact on our operations, including delays, curtailment or abandonment of any one or all of our uranium projects.

Any failure to successfully develop and/or ramp-up operations at our projects may adversely affect our financial condition and operating results.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming, and in April 2026, we commenced uranium extraction at our Burke Hollow Mine ISR operation in Texas. The ramp-up phase at these projects will continue while new production areas are being constructed and completed at the Christensen Ranch Mine and the Burke Hollow Mine in 2026 and 2027.

The ramp-up stage of our operations involves significant technical, operational, and financial risks. For example, we may experience delays in commissioning equipment, achieving production capacity, and optimizing our processing systems, which could result in lower-than-expected production volumes, increased costs, and extended timelines to reach steady-state operations. Our operations are also vulnerable to interruptions in the supply of critical inputs such as water, electricity, as well as potential equipment failures or shortages of spare parts. These disruptions could lead to unplanned downtime and materially impact our operations. Accordingly, there can be no assurance that we will successfully ramp-up these operations or sustain commercial extraction.

Continued mining activities at our ISR Mines will eventually deplete those mines or cause such activities to become uneconomical. If we are unable to directly acquire, or to develop existing uranium projects into, additional uranium mines from which we can commence uranium extraction, our ability to generate revenue and positive cash flows will be negatively impacted. In addition, the economic viability, expected duration and profitability of our ISR Mines, of any future satellite ISR mines, and of our uranium projects, including our Ludeman, Reno Creek and Sweetwater Projects in Wyoming and our Roughrider Project in Saskatchewan, Canada, are subject to numerous risks and uncertainties, many of which are described elsewhere in these risk factors, including a significant or prolonged decline in the market price of uranium, difficulty in marketing or selling uranium concentrates, higher than expected capital or extraction costs, lower than expected extraction, delays, reductions or stoppages of extraction activities, and the introduction of more stringent laws and regulations. Any one or more of these occurrences may adversely affect our financial condition and operating results.

We have not established proven or probable reserves through the completion of a final or bankable feasibility study for any of our projects, including our ISR Mines, and we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining.

We have established estimates of mineral resources for certain of our projects, including our ISR Mines, but none of our properties contain mineral reserves as defined under S-K 1300, and we have no present plans to establish proven or probable reserves for any project for which we plan to utilize ISR mining. As a result, despite current mining operations having commenced at the Christensen Ranch Mine and Burke Hollow Mine, there is inherent uncertainty and risk as to whether any mineralized material can be economically extracted as originally planned and anticipated. Any mineralized materials established or extracted from our ISR Mines should not in any way be associated with having established or produced from proven or probable reserves. For additional information, see the risk factors “There are numerous uncertainties involved in the estimation of mineral resources” and “Initial assessments on our properties are preliminary in nature and there is no assurance that any economic projections in those assessments will be realized” below.

There are numerous uncertainties involved in the estimation of mineral resources.

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that the recovery of mineral resources will be realized. In general, estimates of mineral resources are based upon several factors and assumptions made as of the date on which the estimates were determined, including: (i) geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies; (ii) the judgment of the geologists, engineers and other professionals preparing the estimate; (iii) estimates of future uranium prices and operating costs; (iv) the quality and quantity of available data and the interpretation of that data; and (v) the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

Initial assessments on our properties are preliminary in nature and there is no assurance that any economic projections in those assessments will be realized.

We have completed initial assessments, as defined in S-K 1300, in respect of certain of our mineral properties. The initial assessments for our Irigaray, Christensen Ranch, Reno Creek, Ludeman, Hobson, Burke Hollow and Roughrider projects include economic analysis, sometimes referred to as a preliminary economic assessments or initial economic assessments. Such assessments are preliminary in nature, include inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that such economic assessments will be realized. An initial assessment is a preliminary technical and economic study of the economic potential of mineral resources; it is not a pre-feasibility study or feasibility study and does not demonstrate economic viability. There is no certainty that the mineral resource estimates or the economic projections set forth in any initial assessment will be realized, and mineral resources are not mineral reserves and do not have demonstrated economic viability.

Since we are an exploration stage issuer, pre-production expenditures including those related to pre-extraction activities are expensed as incurred, the effects of which may result in our consolidated financial statements not being directly comparable to the financial statements of companies that are a production stage issuer.

Despite having commenced uranium extraction at our ISR Mines, we remain an exploration stage issuer (as defined under S-K 1300) and will continue to be until proven or probable reserves are established, which may never occur. Under United States generally accepted accounting principles (“U.S. GAAP”), under which acquisition costs of mineral rights are initially capitalized as incurred, while exploration and pre-extraction expenditures are expensed as incurred until proven or probable reserves are established for a project, after which subsequent mine development expenditures for that project are capitalized as incurred.

By contrast, a production stage issuer (as defined under S-K 1300) has established proven and probable reserves and typically capitalizes ongoing development expenditures, with corresponding depletion calculated over those reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. Because we expense these expenditures as incurred, we report larger losses than a production stage issuer, and no corresponding depletion is allocated to future periods, resulting in lower inventory costs and cost of goods sold and higher gross profits and lower losses in future periods. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to those of a production stage issuer.

Estimated costs of future reclamation obligations may be significantly exceeded by actual costs incurred in the future. Furthermore, only a portion of the financial assurance required for the future reclamation obligations has been funded.

We are responsible for certain remediation and decommissioning activities in the future, primarily for our processing facilities and uranium projects, and have recorded a liability of $43.14 million on our balance sheet as of July 31, 2026, to recognize the present value of the estimated costs of such reclamation obligations. Should the actual costs to fulfill these future reclamation obligations materially exceed these estimated costs, it may have an adverse effect on our financial condition and operating results, including not having the financial resources required to fulfill such obligations when required to do so.

As of July 31, 2026, the total estimated reclamation costs for all of our projects was $93.92 million. We have secured $64.27 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations, of which $1.89 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $62.38 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties.  Should any one or more of these events occur in the future, we may not have the financial resources to fund the remaining amount or any portion thereof when required to do so.

We cannot provide any assurance that our Physical Uranium Program will be successful, which may have an adverse effect on our results of operations and financial condition.

To date, we have acquired, and may from time to time acquire, additional drummed uranium under our Physical Uranium Program. Typically, we utilize cash on hand, including proceeds from financings, to fund such acquisitions. This strategy is subject to a number of risks and there is no assurance that the strategy will be successful. Future deliveries are subject to performance by other parties and there is a possibility of default by those parties, thus depriving us of potential benefits. The value of our uranium holdings and our ability to sell them at profitable levels in the future may be negatively impacted if uranium prices decline. There is no certainty that any future purchases of U3O8 contemplated by us under our Physical Uranium Program will be completed.

Due to the fluctuation of uranium prices, and depending on the price at which we sell any drummed uranium under our Physical Uranium Program, we will be subject to losses should we ultimately determine to sell the uranium at prices lower than the acquisition cost. In addition, we may have to sell a portion or all of the physical uranium accumulated to fund our operations should other forms of financing not be available to meet our capital requirements or finance our business plans, which could result in losses and adversely affect our operations and financial condition.

Our uranium storage arrangements expose us to counterparty and operational risks of the storage operators.

Currently, the uranium we purchase is or will be stored at the licensed uranium conversion facilities at ConverDyn, located in Metropolis, Illinois, a joint partnership between Solstice Advanced Materials Inc. and General Atomics, and at the facilities owned by Cameco Corporation (“Cameco”), located in Ontario, Canada. There can be no assurance that storage arrangements that have been negotiated will be extended indefinitely, forcing actions or costs not currently contemplated. Failure to negotiate commercially reasonable storage terms for a subsequent storage period with ConverDyn and Cameco may have a material adverse effect on our financial condition and operating results.

By holding our uranium inventory at third-party facilities, we are exposed to the credit and operational risks of the facility. Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with such parties, and we may be financially and legally responsible for losses and/or damages not covered by indemnity provisions or insurance. Such responsibility could have a material adverse effect on our financial condition and operating results.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against certain risks, including securities, general commercial, cargo and cyber liability claims and certain physical assets used in our operations, subject to exclusions and limitations; however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

Acquisitions that we may make from time to time could have an adverse impact on us.

From time to time, we examine opportunities to acquire additional assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change our business and operations and may expose us to new geographic, political, operating, financial and geological risks. They may also introduce new operations or lines of business in addition to our existing focuses. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example: (i) there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; (ii) a material ore body may prove to be below expectations; (iii) we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies or efficiencies within expected timeframes and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and (v) the acquired business or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition or new businesses, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing stockholders may suffer dilution. Alternatively, we may choose to finance any such acquisition or new businesses with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions or new businesses or that any acquisition or new business will achieve the benefits we anticipate.

We may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations.

Our exploration and mining activities are dependent upon the grant from regulatory or governmental authorities of appropriate rights, authorizations, licenses, permits and consents (collectively, the “permits”), as well as continuation and amendment of these permits already granted. Such permits may be granted for a defined period of time, may not be granted, may be withdrawn or may be granted subject to limitations. In addition, the ramp-up of projects and activation of new header units require regulatory licensing and permitting. While we make every reasonable attempt to secure the permits necessary to advance our projects according to the policies and guidelines applicable to each permit, approval of permits rests solely with the governing agency and is outside of our control. In addition to the statutory and regulatory processes, there are other factors, such as limited agency staffing due to budgetary constraints and staff turnover and government shutdowns, that can impact permit reviews and approvals.

The requirements for obtaining an RML for our mineral properties in the United States allows for public participation. Third parties may object to the issuance of RMLs and/or permits required by us, which may significantly delay our ability to obtain an RML and/or a permit. Also, inexperienced staff at regulatory agencies or government shutdowns may delay the issuance of required permits. Generally, public objections can be overcome through the procedures set forth in the applicable permitting legislation; however, significant financial resources and managerial resources are required through this process. In addition, the various regulatory agencies must allow and fully consider the public objections/comments according to such procedures set out in the applicable legislation and there can be no assurance that we will be successful in obtaining an RML and/or a permit, which could have a material adverse effect on the viability of a project.

There can be no assurance that we will receive necessary regulatory permits, licenses and authorizations on a timely basis or at all, or that permits already granted will not be withdrawn or made subject to limitations, including as a result of our failure to meet ongoing permitting conditions and requirements. A failure or delay in obtaining such permits, licenses or authorizations may adversely impact our development and operating plans, results of our operations and financial condition.

We may be subject to litigation and regulatory and judicial proceedings, including third-party challenges to our permits and licenses, which could be costly, divert management attention and adversely affect our operations.

From time to time, we are or may become party to litigation, arbitration, contested case hearings, regulatory proceedings, administrative appeals and other legal or judicial proceedings arising in the ordinary course of our business or otherwise, including proceedings relating to the issuance, renewal, amendment, or validity of the rights, permits, licenses and authorizations required for our projects and operations. Third parties, including landowners, non-governmental organizations, community and other stakeholder groups, and other persons, have in the past opposed, and may in the future oppose, our applications for, or the continued effectiveness of, our permits and licenses, including through requests for hearings, contested case proceedings, petitions for reconsideration, petitions for judicial review and appeals. For example, certain of Goliad Project’s permits that are currently in effect have been challenged and await final regulatory or judicial resolution. These proceedings may be protracted and expensive, and their outcomes are inherently uncertain. An adverse determination in, or settlement of, any such proceeding, or a decision remanding or vacating a permit or license or requiring us to re-apply for or further support a permit or license, could suspend, revoke, modify, delay or prevent development, extraction, processing or other activities at one or more of our projects, require us to incur significant additional costs, or otherwise have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. Regardless of the merits or ultimate outcome, litigation and other proceedings can be costly to defend or pursue, divert the attention of management and other personnel from our operations, limit our ability to obtain financing, and result in reputational harm.

We hold mineral rights in foreign jurisdictions which could be subject to additional risks due to political, taxation, economic and cultural factors.

Operations in foreign jurisdictions outside of the United States, including Canada and the Republic of Paraguay, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights. These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts in the United States. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Any adverse or arbitrary decision of a foreign court may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such key personnel and qualified and experienced employees.

Our success is dependent on the efforts, abilities and continued service of certain senior officers and key employees and consultants, a number of whom have significant experience in the uranium industry. A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire a suitable replacement.

Furthermore, availability and retention of qualified and experienced employees cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees, including where we compete with higher paying energy jobs, and because of the remote locations for which employees are needed. The skilled professionals with expertise in geologic, engineering and process aspects of uranium ISR and other facets of our business are currently in high demand, as there are relatively few professionals with both expertise and experience. As we grow, there is a risk that we may not be able to grow our qualified workforce in pace with the growth of our business and activities, which could hamper our growth efforts.

Certain directors and officers may be in a position of conflict of interest with respect us due to their relationship with other business ventures.

The majority of our directors and officers are involved in other business ventures, including having similar capacities with other private or publicly traded companies. Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time. Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us. Our directors are required by law to exercise their respective powers in good faith and with a view to the interests of the Company and to disclose any interest which they may have in any of our projects or opportunities. Conflicts of interest that arise will be subject to and governed by the procedures in our Code of Business Conduct for Directors, Officers and Employees.

Our launch of UR&C and its development of a uranium refining and conversion project is at an early stage, and is subject to a number of risks.

UR&C’s advancement of its plan to pursue the development of a uranium refining and conversion facility is contingent on several factors, including completion and assessment of additional engineering and economic studies, securing strategic government commitments, utility contracts, regulatory approvals and favorable market conditions. As the project is at an early stage, there are uncertainties regarding its potential benefits, U.S. government engagement and support for the project and capital requirements for the project. Furthermore, the decision to pursue a new conversion plant requires considering current market conditions and market conditions projected for 10 to 30 years from now, including projections of demand for uranium hexafluoride (“UF6”), the critical feedstock for enrichment that enables the production of low-enriched uranium and high-assay low-enriched uranium, fuels essential to powering large, small and advanced reactors for undersupplied domestic and allied markets. If the actual increase in demand of UF6 is less than our projections, such demand can be filled by the expansion of existing operations, restart of idled operations or other circumstances which would obviate the desirability of a new conversion plant.

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks associated with implementation and integration.

Our operations depend upon the availability, capacity, reliability and security of our information technology (“IT”) infrastructure, and our ability to expand and update this infrastructure as required, to conduct daily operations. We rely on various IT systems in all areas of our operations, including financial reporting, exploration and development data analysis, human resource management, regulatory compliance and communications with third parties.

These IT systems could be subject to network disruptions caused by a variety of sources, including computer viruses, security breaches and cyber-attacks, as well as network and/or hardware disruptions resulting from incidents such as unexpected interruptions or failures, natural disasters, fire, power loss, vandalism and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Moreover, the increasing sophistication of cybersecurity threats, coupled with the adoption of emerging technologies such as AI, automation, and cloud-based platforms, poses risks to our operations, financial performance and reputation.

We currently employ tools enhanced by AI in limited capacity within our systems for cybersecurity and data gathering, and may expand our use of AI tools in the future to further improve our processes. In addition, our vendors and other service providers may incorporate generative AI tools into their offerings without disclosing or fully clarifying this use to us. While AI has the potential to improve efficiency, it also presents unique vulnerabilities, including algorithmic biases that could lead to inaccurate decisions or unintended outcomes; data integrity risks, such as manipulation or corruption of datasets used to train AI systems; and unauthorized access or exploitation of AI-powered systems, potentially compromising operations or sensitive data.

The ability of the IT function to support our business in the event of any such occurrences and the ability to recover key systems from unexpected interruptions cannot be fully tested. There is a risk that, if such an event actually occurs, our continuity plans may not be adequate to immediately address all repercussions of the disaster. In the event of a disaster affecting a data center or key office location, key systems may be unavailable for a number of days, leading to inability to perform some business processes in a timely manner. As a result, the failure of our IT systems or a component thereof could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not incur such losses in the future. Unauthorized access to our IT systems by employees or third parties could lead to corruption or exposure of confidential, fiduciary or proprietary information, interruption to communications or operations or disruption to our business activities or our competitive position. Further, disruption of critical IT services, or breaches of information security, could have a negative effect on our operational performance and our reputation. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.

We apply technical and process controls in line with industry-accepted standards to protect information, assets and systems; however, these controls may not adequately prevent cybersecurity breaches. There is no assurance that we will not suffer losses associated with cybersecurity breaches in the future and may be required to expend significant additional resources to investigate, mitigate and remediate any potential vulnerabilities. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Fluctuations in the fair value of our marketable equity securities could materially affect our results of operations, financial condition and cash flows.

We hold investments in publicly traded equity securities that are measured at fair value, with changes in fair value recognized in earnings. The market prices of these securities are subject to volatility due to factors beyond our control, including fluctuations in the broader equity markets, changes in investor sentiment, macroeconomic conditions, interest rates, foreign exchange rates, industry specific developments and company specific events affecting the issuers of such securities. As a result, the fair value of our marketable securities may decline significantly over short periods of time.

Unrealized losses resulting from declines in the market value of our equity securities are recorded in our results of operations and could adversely affect our reported earnings, even if we do not intend to sell the underlying securities and the issuers’ long-term fundamentals remain unchanged. In addition, if we determine that it is appropriate to divest any of these investments during periods of market weakness, we may be required to realize losses that could negatively impact our liquidity and financial condition. Accordingly, volatility in the fair value of our marketable securities could cause significant variability in our financial results from period to period.

General inflationary pressures may impact our costs and affect our results of operations.

Inflationary pressure may also affect our labor, commodity, and other input costs, which could affect our financial condition. Operational costs may be affected by continuing inflation and cost-of-goods due to supply chain issues, as well as the possible need to utilize a greater level of contractor services if required staffing is unavailable or cannot timely be hired and trained, resulting in higher costs for key inputs required for our operations, which may be directly through higher transportation costs, as well as indirectly through higher costs of products that rely on energy, which could result in material adverse effects to our operations.

Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and national anti-bribery laws and regulations, a breach or violation of which could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.

We are subject to anti-bribery and anti-corruption laws, including the United States Foreign Corrupt Practices Act of 1977, as amended, and the Corruption of Foreign Public Officials Act (Canada). Failure to comply with these laws could subject us to, among other things, reputational damage, civil or criminal penalties, other remedial measures and legal expenses which could adversely affect our business, results of operations and financial condition. It may not be possible for us to ensure compliance with anti-bribery and anti-corruption laws in every jurisdiction in which our employees, agents, sub-contractors or joint venture partners are located or may be located in the future.

Risks Related to our Industry

Exploration, pre-extraction and extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Exploration, pre-extraction and extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, with many beyond our control and including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions, such as wildfires, floods, earthquakes, tornados, lightning, accidental fires, unplanned power outages and water shortages, and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) operating labor disruptions and labor disputes; (xi) government permit restrictions and regulation restrictions; (xii) unavailability of materials and suitable or adequate machinery or equipment; and (xiii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: (i) delays, interruptions, reductions or stoppages in our mining activities or impairment of our exploration and development activities; (ii) increased capital and/or extraction costs; (iii) damage to, or destruction of, our mineral projects, extraction facilities or other properties; (iv) personal injuries or death; (v) environmental damage; (vi) monetary losses; (vii) legal claims; and (viii) adverse governmental action, all of which could have a material adverse impact on our future financial condition, results of operations and cash flows.

Success in mineral exploration is dependent on many factors including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable material is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the material ceases to be economically recoverable. Exploration is frequently non-productive due to, for example, poor exploration results or the inability to establish ore bodies that contain commercially recoverable material, in which case the project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable material and develop these projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our projects.

Whether an ore body contains commercially recoverable material depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates and proximity to infrastructure; (ii) costs and efficiency of the recovery methods that can be employed; (iii) the market price of uranium, which may be volatile; (iv) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, royalties, allowable extraction or production, land tenure, transportation, infrastructure, worker health and safety and importing and exporting of uranium; and (v) government actions, including the establishment or expansion of mineral withdrawals, parks and monuments. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to economically extract minerals from any identified mineral source.

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

Mining operations involve a high degree of risk.

The exploration, construction, development, operation, expansion and restarting mineral projects involve significant financial, technical and regulatory risks over an extended period of time that even a combination of careful evaluation, experience and knowledge may not eliminate. The development or advancement of our exploration properties is contingent upon obtaining satisfactory exploration results, project permitting and licensing and financing, and while discovery of a mine or other facility may result in substantial value, few properties that are staked and explored are ultimately developed into producing mines or extraction or recovery facilities. Major expenses may be required to establish mineral resources and mineral reserves by drilling and to finance, permit, license and construct extraction, mining, recovery and processing facilities, and it is very difficult to ensure that our current or proposed programs will result in profitable commercial extraction, mining or recovery operations.

The construction, development, expansion and restarting of projects are subject to the successful completion of engineering studies with adequate results to proceed, the issuance of necessary governmental licenses and permits, the availability of adequate financing, and engineering and construction timetables and capital costs being correctly estimated and not affected by unforeseen circumstances, including delays due to litigation or injunctions. Whether a mineral deposit will ultimately be commercially viable depends on the factors described above under the risk factor “Exploration, pre-extraction and extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our projects may not result in the establishment of ore bodies that contain commercially recoverable uranium”, as well as financing costs and the potential for litigation. The effect of these factors cannot be accurately predicted, but the combination of these factors, along with others, may result in our not receiving an adequate return on invested capital.

It is possible that actual costs and economic returns of current and new extraction, mining, or recovery operations may differ materially from our estimates. It is not unusual in the mining industry for new operations and facilities to experience unexpected problems during start-up, to take much longer than anticipated to reach a recovery or producing phase, to require more capital and operate at higher costs than expected, or to incur higher-than-expected reclamation liabilities.

Since there is no public market for uranium, selling uranium may take extended periods of time and suitable purchasers may be difficult to find, which could have a material adverse effect on our financial condition and operating results.

There is no public market for the sale of uranium, although there are several trading and brokerage houses that serve the industry with bid and ask data as well as locations and quantities. The pool of potential purchasers and sellers is limited, and each transaction may require the negotiation of specific provisions. Accordingly, a sale may take several weeks or months to complete. If we determine to sell any physical uranium that we have acquired or produced, we may likewise experience difficulties in finding purchasers that are able to accept a material quantity of physical uranium at a price and at a location that is compatible with our interests. The inability to sell uranium on a timely basis in sufficient quantities and at a desired price and location could have a material adverse effect on our financial condition and operating results.

The uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays in any of our projects, which would have a material adverse effect on our operations.

Uranium exploration, pre-extraction, extraction and mining activities are subject to numerous stringent federal, state and local laws, regulations and standards governing, among other things, permitting, extraction, exports and imports, taxes, labor and occupational health and safety, waste disposal, emissions, water storage, environmental protection and remediation, mine decommissioning and reclamation, protection of endangered and protected species, mine safety, hazardous substances, and transportation safety and emergency response. Any future changes in these laws, regulations or standards, or in their enforcement or interpretation, could change the legal requirements or in the terms of existing permits, licenses and approvals applicable to us or our projects, which could have a material adverse impact on our operations or planned projects.

Our costs to comply with applicable laws, regulations and standards, including the posting of surety bonds associated with environmental and health and safety requirements, have been significant to date and are expected to increase in scale and scope as we expand our operations. Environmental and employee health and safety laws and regulations may also become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations, financial condition, results of operations or cash flows.

Any failure to comply with applicable laws, regulations or standards, even if inadvertent, could result in delays, interruption or closure of exploration, pre-extraction and extraction programs, or material fines, penalties or other liabilities. We continue to monitor and assess changes to laws, regulations and standards applicable to us, and we currently believe that the impact of any such changes on our business is unlikely to be material. We cannot, however, assure that our efforts to mitigate the impact of any such changes to laws, regulations or standards will be successful and/or without significant attendant costs.

Changes in government policies and regulations could have a material adverse effect on our business, financial condition and results of operations.

The international uranium industry, including the supply of uranium concentrates, is relatively small, competitive and heavily regulated. Worldwide demand for uranium is directly tied to the demand for electricity produced by the nuclear power industry, which is also subject to extensive government regulation and policies. In addition, the international marketing and trade of uranium is subject to changes in governmental policies, regulatory requirements and international trade policies that are beyond our control. Such changes, including the tariff, trade and sanctions measures described below, could affect the demand for uranium and the costs of the products we require to operate and develop our projects, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has implemented tariffs and discussed additional tariffs, which would further increase costs. There continues to be discussion and dialogue in the U.S. government regarding potential changes to U.S. legislation, regulations, import tariffs, administrative measures and policies that affect trade and transactions with other countries, including Canada, Mexico, China and other U.S. trading partners, and retaliatory tariffs and other measures by such countries. These developments are ongoing and are subject to change, including the imposition of additional tariffs and retaliatory measures by countries subject to such tariffs. Depending on their extent, scope and duration, these tariffs and retaliatory measures may result in increased costs for any equipment and other goods we require to operate and develop our projects in accordance with our current plans, which could have a material adverse impact on our business, financial condition and results of operations. At the same time, it is possible that these tariffs and other measures may benefit certain aspects of our business, including by increasing demand for uranium produced in the U.S. Although discussions continue regarding potential economic arrangements between these countries, there remains significant uncertainty over the scope, impact and duration of any tariffs and retaliatory measures, and they may, among other things, adversely impact general economic conditions, including the market and demand for uranium and our business, financial condition and results of operations.

In addition, the U.S. government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. For example, the U.S. government continues to impose a ban on the import of low-enriched uranium from Russia. If the U.S. government reduces or rescinds any sanctions or restrictive measures that currently limit U.S. imports of uranium from other countries, such modification could adversely affect the market for uranium of U.S. origin and could have a material adverse impact on our business, financial condition, and results of operations. In addition, the outcome and timing of the ongoing Section 232 investigation covering uranium, and the remedies, if any, that may result from it (such as tariffs, quotas, import price floors or strategic reserve purchases), are uncertain, and any such measures, or the failure to adopt them, could adversely affect uranium prices, the market for U.S.-origin uranium and our business, financial condition and results of operations.

Mining, extraction, recovery, processing, construction, development and exploration activities depend, to a substantial degree, on adequate infrastructure.

Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs. We consider the existing infrastructure to be adequate to support our proposed operations and activities. However, unusual or infrequent weather phenomena, including drought, flooding, sabotage, government and/or other interference in the maintenance or provision of such infrastructure, could adversely affect our operations and activities, financial condition and results of operations.

Demand for power generation for AI and data center operations impacts the uranium market and as a result, risks related to AI and data center operations may have an adverse effect on the marketability of uranium.

One of the drivers of the uranium market is increased demand of power generation supporting data center operations. We may not be able to identify such commercial opportunities or may be unsuccessful in executing on such opportunities. The rapidly evolving and competitive nature of the data center and AI landscape makes it difficult to evaluate the future prospects of these projects. In addition, we have limited insight into emerging trends that may adversely affect the development of such projects in our areas of operation, and the developers of these projects, if they were to materialize, would encounter the risks and difficulties frequently experienced by growing companies and project developers in rapidly changing industries, including, unpredictable and volatile revenues, increased expenses, an uncertain regulatory and political environment, novel litigation and corresponding outcomes and changes in business conditions. The viability of this business strategy and the resulting demand for our uranium by such customers will be affected by many factors outside of our control and may not be successful.

Major nuclear and global market incidents may have adverse effects on the nuclear and uranium industries.

The nuclear incident that occurred in Fukushima, Japan on March 11, 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electrical generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, and adversely affecting the operations and prospects of our Company. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electrical generation.

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

Market projections for future demand for uranium are based on various assumptions regarding the rate of construction and approval of new nuclear power plants, as well as continued public acceptance of nuclear energy around the world. The rationale for adopting nuclear energy can be varied, but often includes the clean and environmentally friendly operation of nuclear power plants, as well as the affordability and round-the-clock reliability of nuclear power. A change in public sentiment regarding nuclear energy could have a material impact on the number of nuclear power plants under construction, planned or proposed, which could have a material impact on the market’s and our expectations for the future demand for uranium and the future price of uranium.

The Russia-Ukraine war has highlighted to many global policymakers the significant geopolitical risk associated with an overreliance on sources of energy from politically unstable jurisdictions. In many cases, this has resulted in increased calls for a renewed focus on energy independence, to which many nations have identified nuclear power as a potentially critical energy alternative that can both improve energy sovereignty and support the achievement of carbon emission reduction climate goals. However, the uranium industry also potentially faces renewed skepticism and distrust as a result of Russia’s invasion of Ukraine due to Russia’s interference with Ukrainian nuclear plants. Such actions by Russia may result in increased and serious harm to global reception to nuclear energy.

Opposition to mining may disrupt our business activities.

In recent years, governmental agencies, non-governmental organizations, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities, including with respect to permitting activities at our Goliad Project. This opposition may take on forms such as road blockades, vandalism, threats and/or slander, applications for injunctions seeking to cease certain construction, development, extraction, mining and/or milling or recovery activities, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, government-imposed suspensions, issuances of unfavorable laws and regulations, changes in regulatory attitudes and interpretations and other rulings contrary to or otherwise harming our interests. For example, certain of Goliad Project's permits that are currently in effect have been challenged. These actions can occur in response to current activities or in respect of mines or facilities that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy and mining. Opposition to our business activities is beyond our control. With the advent of social media and today’s access to information, non-governmental organizations around the world can more readily join together to solicit opposition on a world-wide basis to any of our operations or projects in the U.S. and internationally. Any opposition to our business activities may cause a disruption to our business activities and may result in increased costs and delays, which could have a material adverse effect on our business and financial condition.

We are subject to technical innovation and obsolescence.

Requirements for our products and services may be affected by technological changes in nuclear reactors, enrichment and used uranium fuel reprocessing. These technological changes could reduce the demand for our products and services and/or increase the supply of competitive products and services. The cost competitiveness of our operations may be impacted through the development and commercialization of other mining, milling, processing and other technologies. As a result, our competitors may adopt technological advancements that give them an advantage over us or that reduce the demand for our products and services or make them obsolete.

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

Possible amendments to the U.S. General Mining Act of 1872 (the “General Mining Law”) could make it more difficult or impossible for us to execute our business plan.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the General Mining Law. Such bills have proposed, among other things, to: (i) either eliminate or greatly limit the right to a mineral patent; (ii) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (iii) impose a federal royalty on production from unpatented mining claims; (iv) impose time limits on the effectiveness of plans of operation that may not coincide with mine or facility life; (v) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vi) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws; and (vii) allow for administrative determinations that mining or similar activities would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for construction and development and the economics of existing operating mines and facilities. Passage of such legislation could adversely affect our financial performance.

We are subject to global economic risks.

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition and results of operations would not be materially adversely affected. During the global financial crisis of 2007 to 2008, economic problems in the United States and Eurozone caused deterioration in the global economy as numerous commercial and financial enterprises either went into bankruptcy or creditor protection or had to be rescued by governmental authorities. Access to public financing was negatively impacted by sub-prime mortgage defaults in the U.S., the liquidity crisis affecting the asset-backed commercial paper and collateralized debt obligation markets and massive investment losses by banks with resultant recapitalization efforts. Moreover, the occurrence of unforeseen or extended catastrophic events, such as the COVID-19 pandemic, and the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), could create economic and financial disruptions. Political instability, such the ongoing conflicts in Eastern Europe and in the Middle East, and impacts from such political instability, such as on transit routes including the Strait of Hormuz, have caused significant uncertainty in financial markets and disrupted supply chains. These types of challenges can impact commodity prices, including for our U3O8, as well as currencies and global debt and stock markets. In the event of a future pandemic or other widespread health emergency quarantine or otherwise, requirements or circumstances may require us to change the way we conduct our business and operations, including requiring us to reduce or cease operations at some or all our facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All these factors could have a material impact on our business, operations, personnel and financial condition.

Further, these types of challenges may impact our ability to obtain equity, debt or other financing on terms commercially reasonable to us, or at all, as described under the risk factor, “Our operations are capital intensive and we will require significant additional financing to continue with our exploration, pre-extraction and extraction activities on our existing projects and to acquire additional mineral projects. Further, we have a history of negative operating cash flow and net losses and may be unable to develop or maintain positive cash flow from our mining activities” above. Additionally, these types of factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these types of challenges occur, or if there is a material deterioration in general business and economic conditions, our operations could be adversely impacted and the trading price of our securities could be adversely affected.

Risks Related to Our Common Stock

Historically, the market price of our common stock has been and may continue to fluctuate significantly.

Securities of mining companies have experienced substantial volatility and downward pressure in the recent past, often based on factors unrelated to the operating performance, underlying asset values or prospects of the companies involved. These factors include macroeconomic conditions in North America and globally and market perceptions of the attractiveness of particular industries. In addition to the volatility associated with general economic conditions and market perceptions, the market price of our common stock could decline significantly due to the impact of any one or more events including, but not limited to, the following: (i) volatility in the uranium market; (ii) occurrence of a major nuclear incident such as the events in Japan in March 2011; (iii) changes in the outlook for the nuclear power and uranium industries; (iv) failure to meet market expectations on our exploration, pre-extraction or extraction activities, including abandonment of key uranium projects; (v) sales of a large number of our shares held by certain stockholders including institutions and insiders; (vi) downward revisions to previous estimates on us by analysts; (vii) removal from market indices; (viii) legal claims brought forth against us; and (ix) introduction of technological innovations by competitors or in competing technologies.

Additional issuances of our common stock may result in significant dilution to our existing stockholders and reduce the market value of their investment.

We are authorized to issue 750,000,000 shares of common stock, of which 495,572,369 shares were issued and outstanding as of July 31, 2026. Future issuances for financings, mergers and acquisitions, exercise of stock options, vesting of restricted stock units and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders and may result in a decrease in the market price of our shares.

Proposed and new legislation in the U.S. Congress, including changes in U.S. tax law, may adversely impact the Company and the value of shares of our common stock.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of shares of our common stock. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future. The U.S. Congress passed and is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, and which legislation could adversely impact our financial performance and the value of shares of our common stock.

The laws of the State of Nevada and our Articles of Incorporation and Bylaws may protect our directors and officers from certain types of lawsuits.

The laws of the State of Nevada provide that our directors and officers will not be liable to us or to our stockholders for monetary damages for all but certain types of conduct as directors and officers. Our Articles of Incorporation and Bylaws provide for broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, and may have the effect of preventing stockholders from recovering damages against our directors and officers caused by their negligence, poor judgment or other circumstances.

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

We have never paid dividends and do not currently intend to do so in the foreseeable future. If our share price does not appreciate, our investors could potentially lose on their investment in our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. As a result, stockholders will have to rely on capital appreciation, if any, to earn a return on investment in any common stock in the foreseeable future. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Globally, organizations are encountering cybersecurity incidents with growing frequency, and the nature of these threats, including through the use of AI, is becoming more sophisticated and constantly changing. We recognize the importance of developing, implementing and maintaining strong cybersecurity policies and processes to protect our information systems and the confidentiality, integrity and accessibility and availability of our data.

Risk Management and Strategy

We have developed and maintained policies, procedures and controls that seek to assess, identify and manage material risks from cybersecurity threats, and assess and disclose information to investors concerning material cybersecurity incidents. Further, we have strategically integrated cybersecurity risk management into our broader risk management framework to promote awareness and attention to cybersecurity risk management across our business. These risks are evaluated on an ongoing basis as part of our overall risk management strategy that is generally overseen by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”). Our Chief Executive Officer and our Chief Financial Officer oversee the details of our information security risk management approach. Under the direction of our Chief Financial Officer, our lead IT manager (the “IT Manager”) evaluates the effectiveness of the data and information systems in protecting our data and information systems from security threats. The evaluation stratifies IT systems based on the risk and severity of potential security breaches related to the data handled and assesses the effectiveness of the systems in safeguarding against cyber threats. The evaluation reviews, among other things, physical security, network security, host security, application security, data security and AI usage. Our Security Operations Center, which consists of a team provided by our third party managed service provider, continuously monitors for security events and threats, responding and escalating when appropriate.

All of our employees, consultants and contractors are encouraged to exercise professional judgement in using computing devices and network resources connected to the information technology network and infrastructure, and are strictly prohibited from certain acts enumerated in our cybersecurity policy including, among other things, accessing such devices or resources for non-business purposes, disabling our security features and requirements and exporting information or technologies without consent and password sharing. Violations or breaches of our cybersecurity policy or the associated schedules, standards or guidelines may result in suspension and/or discipline up to and including termination, in addition to administrative sanctions or legal actions.

Despite these efforts, no system is impenetrable. In addition, new technology that could result in greater operational efficiency such as use of AI may further expose our operations and computer systems to risk of cybersecurity incidents. We cannot provide assurances that we will prevent every attack or timely detect every incident.

Engagement of Third Parties for Cybersecurity Risk Management

When appropriate, we use external subject matter specialists, including assessors, consultants or other third parties, to assess our cybersecurity risk management processes. We will consider resource and capital constraints when determining the nature and timing of enhancing our cybersecurity infrastructure.

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

Material Risks from Cybersecurity Threats

We are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cybersecurity threat would not materially affect our business strategy, results of operations or financial condition. See “We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks associated with implementation and integration” in “Item 1A. Risk Factors” in this Annual Report.

Governance

Board of Directors Oversight

Our Board recognizes the importance of information security and mitigating cybersecurity and other data security threats and risks as part of our efforts to protect and maintain the confidentiality and security of our employees, service providers, consultants and business associates, as well as non-public information about us. Although our Board has ultimate responsibility with respect to risk management oversight, the Audit Committee is charged with and bears primary responsibility for, among other matters, overseeing risks specific to the identification and mitigation of cybersecurity threats. The Audit Committee is informed of the status of our cybersecurity risk management processes by management at least annually, and more frequently as needed. These briefings encompass a broad range of topics, including:

●	current cybersecurity landscape and emerging threats;
●	the status of ongoing cybersecurity initiatives, strategies, and best practices; and
●	incident reports and learnings from any cybersecurity events.

Management’s Role in Managing Risk

Our Chief Executive Officer and Chief Financial Officer oversee the details of our information security risk management approach and may appoint team leads from various departments from time to time to assist with certain aspects of our cybersecurity risk mitigation strategy.

Our IT Manager, under the direction of our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The IT Manager has approximately eight years of experience in corporate IT management, cybersecurity and digital transformations. The IT Manager is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through management of and participation in the cybersecurity risk management processes described above, and regularly reports to our Chief Financial Officer. Our Chief Financial Officer will immediately notify the Audit Committee and the Board of any cybersecurity incident that is determined to be material. Our Chief Financial Officer delivers updates to the Audit Committee and to the Board annually, or more frequently as needed, in response to specific incidents or emerging threats.

As we progress in the assessment and enhancement of our cybersecurity program, we plan to consider the following areas for enhancement and incorporation into the cybersecurity risk management and governance program in the future:

●	oversight of third-party cybersecurity risk;
●	engaging/outsourcing risk management personnel;
●	monitoring system/procedures for cybersecurity incidents; and
●	reporting to the Board regarding cybersecurity risks and incidents.

Item 2. Properties

Overview

We are engaged in conventional and ISR uranium extraction and recovery, along with the exploration, permitting and evaluation of uranium properties in the United States, Canada and the Republic of Paraguay. We currently have three hub and spoke platforms in South Texas and Wyoming with a combined licensed production capacity of approximately 12.1 million pounds U3O8 per year. These production platforms are anchored by licensed CPPs and are served by our ISR and conventional uranium projects. In August 2024, we commenced ISR operations at our Christensen Ranch Mine in Wyoming, sending uranium loaded resin to our Irigaray CPP in Wyoming. In April 2026, we commenced ISR operations at our Burke Hollow Mine in Texas, sending uranium loaded resin to our Hobson CPP in Texas. Other than the Christensen Ranch and Burke Hollow Mines, there was no production from our other properties during the Fiscal 2026. The CPP for the Great Divide Basin (“GDB”) properties in Wyoming is our Sweetwater Mill, currently configured for conventional mining, that will be refurbished to also accept production from ISR mines.

The following sets forth the locations of our projects.

Figure 2.1 – Portfolio Overview of Properties

Note on Mineral Property Disclosures

Information concerning our mining properties in this Annual Report has been prepared in accordance with the requirements of S-K 1300. S-K 1300 requires us to disclose our mineral resources as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. For Fiscal 2026, we reviewed the materiality of each of our mineral properties based on various factors in the context of our overall business and financial condition, including their individual book values, relative project stage, resource estimates, planned activities and existing operations. Based on the foregoing, we determined that our Christensen Ranch Mine, Reno Creek, Ludeman and Sweetwater Projects in Wyoming, our Burke Hollow Mine in Texas, and our Roughrider Project in Saskatchewan, Canada, are our material individual properties for the purposes of S-K 1300. Further information regarding such material individual properties is set forth under “- Individual Material Properties” herein.

This Annual Report includes disclosure of initial assessments for certain of our projects that include a cash flow analysis to illustrate a property’s economic potential. Such assessments are preliminary in nature, include inferred mineral resources that are considered too speculative geologically to have modifying factors applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that such economic assessments will be realized. An initial assessment is a preliminary technical and economic study of the economic potential of mineral resources; it is not a pre-feasibility study or feasibility study and does not demonstrate economic viability. There is no certainty that the mineral resource estimates or the economic projections set forth in any initial assessment will be realized, and mineral resources are not mineral reserves and do not have demonstrated economic viability.

We commenced uranium extraction at our Christensen Ranch Mine in August 2024 and at our Burke Hollow Mine in April 2026; the quantities of uranium produced from these mines since the effective dates of the applicable TRS have not been material relative to the estimated mineral resources and, accordingly, have not been deducted from the mineral resource estimates presented in this Annual Report. We are not aware of any new information or data that would cause a material change to the mineral resource estimates as of July 31, 2026.

Summary Disclosure

The following table sets forth summary information regarding each of our mineral properties and is presented as of the date of this Annual Report.

Table 2.1(a) Uranium Projects

Project	Location	Acres	Hectares	Ownership Interest	Operator	Stage	Mining Method	Mineralization Style	Commodities
Allemand- Ross	Wyoming, USA	13,331	5,395.16	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Antelope	Wyoming, USA	13,220	5,349.94	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Barge	Wyoming, USA	7,480	3,027.05	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Black Hills	Wyoming, USA	1,280	518	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Brown Ranch	Wyoming, USA	3,480	1,408.31	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Bull Springs	Wyoming, USA	5,702	2,307.84	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Central Shirley Basin	Wyoming, USA	2,380	963.15	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Charlie	Wyoming, USA	720	291.37	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Christensen Ranch	Wyoming, USA	8,780	3,553.14	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Clarkson Hills	Wyoming, USA	400	161.87	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Crooks Creek	Wyoming, USA	8,379	3,390.96	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Crook's Mountain	Wyoming, USA	2,480	1,003.62	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Crossroads	Wyoming, USA	5,680	2,298.61	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Cyclone Rim	Wyoming, USA	4,280	1,732.06	100%	UEC	Exploration Stage	ISR	Roll-Front	U
East Shirley Basin	Wyoming, USA	4,599	1,861.51	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Gas Hills	Wyoming, USA	6,114	2,474.56	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Green Mountain	Wyoming, USA	30,460	12,326.7	100%	UEC	Exploration Stage	ISR and Conventional	Roll-Front (ISR); Tabular (Conventional)	U
Horse Creek	Wyoming, USA	540	218.53	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Irigaray	Wyoming, USA	2,320	938.87	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Jab/West Jab	Wyoming, USA	5,300	2,144.83	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Ludeman	Wyoming, USA	18,102	7,325.62	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Moore Ranch	Wyoming, USA	4,299	1,739.78	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Mule Creek	Wyoming, USA	260	105.22	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Niles Ranch	Wyoming, USA	3,560	1,440.68	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Nine Mile Lake	Wyoming, USA	2,620	1,060.28	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Pine Ridge	Wyoming, USA	3,780	1,529.71	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Pine Tree U1	Wyoming, USA	1,940	785.09	100%	UEC	Exploration Stage	ISR	Roll-Front	U

Project	Location	Acres	Hectares	Ownership Interest	Operator	Stage	Mining Method	Mineralization Style	Commodities
Pumpkin Creek	Wyoming, USA	1,000	404.69	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Red Rim	Wyoming, USA	680	275.19	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Reno Creek	Wyoming, USA	18,227	7,376.21	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Ross Flats	Wyoming, USA	5,640	2,282.43	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Sand Creek	Wyoming, USA	3,000	1,214.06	100%	UEC	Exploration Stage	ISR	Roll-Front	U
South Pine Ridge	Wyoming, USA	4,020	1,626.84	100%	UEC	Exploration Stage	ISR	Roll-Front	U
South Reno Creek	Wyoming, USA	2,640	1,068.37	100%	UEC	Exploration Stage	ISR	Roll-Front	U
South Sweetwater	Wyoming, USA	1,120	453.25	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Stewart Creek	Wyoming, USA	2,460	995.53	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Sweetwater (Red Desert)	Wyoming, USA	29,030	11,748	100%	UEC	Exploration Stage	ISR and Conventional	Roll-Front	U
Taylor Ranch	Wyoming, USA	5,739	2,322.75	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Twin Buttes	Wyoming, USA	8,380	3,391.27	100%	UEC	Exploration Stage	ISR	Roll-Front	U
West Beaver Rim	Wyoming, USA	1,900	768.9	100%	UEC	Exploration Stage	ISR	Roll-Front	U
West Crook's Creek	Wyoming, USA	1,520	615.12	100%	UEC	Exploration Stage	ISR	Roll-Front	U
West Sweetwater	Wyoming, USA	1,080	437.06	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Burke Hollow	Texas, USA	17,511	7,086	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Goliad	Texas, USA	636	257	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Palangana	Texas, USA	6,969	2,820	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Salvo	Texas, USA	800	324	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Longhorn	Texas, USA	594	240	100%	UEC	Exploration Stage	ISR	Roll-Front	U
Anderson	Arizona, USA	12,688	5,135	100%	UEC	Exploration Stage	Conventional	Tabular	U
Los Cuatros	Arizona, USA	640	259	100%	UEC	Exploration Stage	Conventional	Tabular	U
Workman Creek	Arizona, USA	4,036	1,374	100%	UEC	Exploration Stage	Conventional	Tabular	U
C de Baca	New Mexico, USA	600	243	100%	UEC	Exploration Stage	Conventional	Tabular	U
Dalton Pass	New Mexico, USA	1,020	413	100%	UEC	Exploration Stage	Conventional	Tabular	U
Alexandra	Saskatchewan, Canada	36,485	14,765	21.05%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Beatty River	Saskatchewan, Canada	16,497	6,676	32.76%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Black Lake	Saskatchewan, Canada	78,466	31,754	51.43%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Brander Lake	Saskatchewan, Canada	34,577	13,993	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Candle Lake	Saskatchewan, Canada	6,412	2,595	12.50%	Denison Mines Corp.	Exploration Stage	Conventional	Unconformity Related	U
Carswell	Saskatchewan, Canada	54,358	21,998	100%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Christie Lake	Saskatchewan, Canada	19,469	7,879	82.77%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Close Lake	Saskatchewan, Canada	96,272	38,960	5.16%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U

Project	Location	Acres	Hectares	Ownership Interest	Operator	Stage	Mining Method	Mineralization Style	Commodities
Cree Extension	Saskatchewan, Canada	30,520	12,351	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related	U
Diabase Peninsula	Saskatchewan, Canada	77,599	31,403	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Erica	Saskatchewan, Canada	91,599	37,069	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Henday	Saskatchewan, Canada	17,806	7,206	60%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Hidden Bay	Saskatchewan, Canada	127,193	51,473	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Horseshoe- Raven	Saskatchewan, Canada	11,051	4,472	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Key West	Saskatchewan, Canada	31,746	12,847	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Laurie	Saskatchewan, Canada	21,693	8,779	32.99%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Millennium	Saskatchewan, Canada	1,480	599	15.05%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related	U
Milliken	Saskatchewan, Canada	9,869	3,994	100%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Mirror River	Saskatchewan, Canada	42,999	17,401	32.34%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Moon Lake	Saskatchewan, Canada	9,373	3,793	10.07%	Cameco Corporation	Exploration Stage	Conventional	Unconformity Related	U
Moore Tomblin	Saskatchewan, Canada	3,146	1,273	6.80%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Nikita	Saskatchewan, Canada	37,390	15,131	12.72%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Riou Lake	Saskatchewan, Canada	27,562	11,154	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Roughrider	Saskatchewan, Canada	1,478	598	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U
Shea Creek	Saskatchewan, Canada	81,453	32,963	49.10%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Uchrich	Saskatchewan, Canada	5,592	2,263	30.48%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Waterfound River	Saskatchewan, Canada	28,713	11,620	12.90%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
West Bear	Saskatchewan, Canada	27,426	11,099	100.00%	UEC	Exploration Stage	Conventional	Unconformity Related	U, Co, Ni
Wheeler River	Saskatchewan, Canada	28,953	11,717	5.00%	Denison Mines Corp.	Development	ISR / Conventional	Unconformity Related	U
Wolly	Saskatchewan, Canada	58,697	23,754	6.22%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Kiggavik	Nunavut, Canada	45,638	18,469	16.91%	Orano Canada Inc.	Exploration Stage	Conventional	Unconformity Related	U
Yuty	Paraguay	289,687	117,232	100.00%	UEC	Exploration Stage	ISR	Roll-Front	U
Oviedo	Paraguay	223,754	90,550	100.00%	UEC	Exploration Stage	ISR	Roll-Front	U

Table 2.1(b) Titanium Projects

Project	Location	Acres	Hectares	Ownership Interest	Operator	Stage	Mining Method	Mineralization Style	Commodities
Alto Parana	Paraguay	375,909	152,190	100.00%	UEC	Exploration Stage	Conventional	Surficial	Ti

Production

The following sets forth our aggregate annual uranium production from all of our properties for each of the three most recently completed fiscal years, which should be presented in tabular form. We had no uranium production during the fiscal year ended July 31, 2024. During the fiscal year ended July 31, 2025, following the restart of the Christensen Ranch Mine, we produced 129,966 pounds of precipitated uranium and dried and drummed U3O8, all from the Christensen Ranch Mine. During the fiscal year ended July 31, 2026, we produced 229,294 pounds of precipitated uranium and dried and drummed U3O8, in the aggregate, from our Christensen Ranch Mine and our Burke Hollow Mine. Other than the Christensen Ranch Mine and the Burke Hollow Mine, we had no production from our properties during these periods.

Mineral Resources

The following table sets forth the current mineral resource estimates for our uranium properties as of July 31, 2026. For further information regarding estimates concerning our material individual properties, please see “– Individual Material Properties” herein.

			Measured				Indicated				Inferred
Country	State / Province	Project	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)	Tons ('000's)	Tonnes ('000's)	Grade (% U3O8)	Pounds U3O8 ('000's)
		Allemand-Ross	246	223	0.09%	417	32	29	0.07%	42	1,275	1,157	0.10%	2,496
		Barge					4,301	3,902	0.05%	4,361
		Charlie					1,255	1,139	0.12%	3,100	411	373	0.12%	988
		Christensen Ranch					6,555	5,947	0.07%	9,596
		Clarkson Hill									957	868	0.06%	1,113
		Irigaray					3,881	3,521	0.08%	5,899	104	94	0.07%	141
	Wyoming	Jab/West Jab	1,621	1,471	0.07%	2,335	253	230	0.08%	392	1,402	1,272	0.06%	1,677
		Ludeman	2,674	2,426	0.09%	5,017	2,660	2,413	0.09%	4,697	866	786	0.07%	1,258
		Moore Ranch	2,675	2,427	0.06%	3,210					46	42	0.05%	44
		Nine Mile Lake									3,405	3,089	0.04%	4,308
United States		Red Rim					337	306	0.17%	1,142	473	429	0.16%	1,539
		Reno Creek	14,990	13,599	0.04%	12,920	16,980	15,404	0.04%	13,070	1,920	1,742	0.04%	1,490
		Wyoming Total	22,206	20,146	0.05%	23,899	36,254	32,891	0.06%	42,299	10,859	9,852	0.07%	15,054
		Burke Hollow	581	527	0.09%	964	3,329	3,020	0.08%	5,191	2,596	2,355	0.10%	4,883
		Goliad	1,595	1,447	0.05%	2,668	1,504	1,364	0.10%	3,492	333	302	0.20%	1,225
	Texas	Palangana					232	210	0.13%	643	302	274	0.18%	1,001
		Salvo									1125	1,021	0.09%	2,839
		Texas Total	2,176	1,974	0.08%	3,632	5,065	4,595	0.09%	9,326	4,356	3,952	0.11%	9,948
		Anderson					16,175	14,674	0.10%	32,055
	Arizona	Workman Creek									1,981	1,797	0.11%	4,459
		Arizona Total					16,175	14,674	0.10%	32,055	1,981	1,797	0.11%	4,459
	United States Total		24,382	22,120	0.06%	27,531	57,494	52,159	0.07%	83,680	17,196	15,601	0.09%	29,461

		Christie Lake									537	488	1.57%	16,836
		Roughrider					771	699	1.81%	27,860	683	620	2.44%	33,380
Canada	Saskatchewan	Horseshoe-Raven					11,412	10,353	0.16%	37,426
		Shea Creek					1,113	1,009	1.49%	33,176	679	616	1.02%	13,776
		Millennium					239	217	2.39%	11,423	68	62	3.19%	4,364
	Canada Total						13,535	12,278	0.41%	109,885	1,967	1,786	1.74%	68,356

Paraguay		Yuty					9,074	8,232	0.05%	8,962	2,733	2,479	0.04%	2,203

Total Resources			24,382	22,120	0.06%	27,531	80,103	72,669	0.13%	202,527	21,896	19,866	0.23%	100,020

Notes:

1.	Mineral resources are not mineral reserves and do not have demonstrated economic viability.
2.	The point of reference for mineral resources is in-situ at the project.

3.

In the year ended July 31, 2025, we commenced operations at our Christensen Ranch Mine which included minimal initial production as part of ramp up of 129,966 pounds of precipitated uranium and dried and drummed U3O8 at the end of such period. In the year ended July 31, 2026, we continued operations at our Christensen Ranch Mine and produced 211,942 pounds of precipitated uranium and dried and drummed concentrate at the end of such period. The cumulative production of 341,908 pounds of precipitated uranium and dried and drummed concentrate as of July 31, 2026 has not been deducted from the estimate above.

4.

In the year ended July 31, 2026, we commenced operations at our Burke Hollow Mine which included minimal initial production as part of ramp up of approximately 17,352 pounds of precipitated uranium and dried and drummed concentrate.

5.

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

6.	Mineral resources are 100% attributable to the Company. Where joint venture projects have resources that are attributable to other companies, these resources are not listed in the table.

In addition to our uranium properties, we also own the Alto Parana titanium project in Paraguay. The following table sets forth the mineral resource for such project.

			Measured					Indicated					Inferred
Country	State / Department	Project	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)	Tons (106)	Tonnes (106)	Grade Whole Rock TiO2	Whole Rock TiO2 tonnes (106)	Recoverable TiO2 tonnes (106)
Paraguay	Alto Parana and Canindeyú	Alto Parana	-	-	-	-	-	77	70	7.60%	5.32	2.86	3,945	3,580	7.31%	261.66	N/A

Notes:

1.	Ilmenite: ‘heavy mineral’ particles between 45µm and 1mm, denser than 2.8g/cm3 containing an average of 50% TiO2
2.	All grades are expressed as in situ grades.
3.	Estimates for the mineral resources and the total are rounded to two significant figures, as appropriate for inferred resources.
4.	On the basis of sampling and comparison assays done to date it is estimated the inferred resources contain between 4 and 5% ilmenite.
5.	A cut-off grade of 2% ilmenite has been applied where the ilmenite grade is known, otherwise whole rock TiO₂ of 5.75%
6.	The Cut-off grade was determined using the price of $1,025 per tonne for chlorite slag, $720 per tonne for Chlorite slag fines, and $747 for high purity pig iron
7.	As the salable product is a concentrate in the form of either slag or pig iron, metallurgical recovery occurs downstream from the salable product and cannot be reported for TiO2.

Internal Controls Respecting Exploration and Mineral Resource Estimation

For Canadian and U.S. exploration programs, Quality Control and Quality Assurance (“QA/QC”) programs for geologic data collection and resource estimation are defined in each Technical Report Summary (each, a “TRS”) along with protocols and procedures for data collection. To summarize, the QA/QC programs for exploration data are in place that cover four categories: geologic data collection; data verification; radiometric equivalent data; and geochemical data. The controls in each of these categories serve to help the Company and its QPs under each TRS have confidence in the data and geologic interpretations that are being used in resource estimation.

Geochemical data for Canadian exploration programs is supplied by the Geoanalytical Laboratory at the Saskatchewan Research Council (“SRC”).  The quality management system at SRC, Geoanalytical Laboratories, operates in accordance with ISO/IEC 17025, General Requirements for the Competence of Testing and Calibration Laboratories, and is also compliant to ASB, Requirements and Guidance for Mineral Analysis Testing Laboratories. The management system and selected methods are accredited by the Standards Council of Canada. As part of the SRC’s commitment to continually assess the effectiveness of the services, all processes are subject to internal, second party and third-party audits. In addition to the lab controls on QA/QC, we submit duplicate samples and blank samples to the lab at a rate of approximately one in 20 samples each along with standard and a round robin pulp that are inserted at the lab, so that in a 20-sample batch there are 16 geochemistry samples for analysis. Failures of lab standards, blanks or duplicates are investigated and can result in the re-assay of the samples to replace the original data in the database if necessary. Samples of mineralization at a rate of about 5% of the population are checked externally with a different accredited lab to help assure accuracy.

For U.S. exploration programs, the preponderance of data utilized for resource and reserve estimates is generated from radiometric equivalent measurements made utilizing downhole geophysical logging techniques such as gamma-ray and prompt fission neutron (“PFN”) techniques. This technology has been employed in the exploration and development of sandstone uranium deposits in the U.S. since the 1950s. QA/QC of gamma-ray and PFN probes from each logging truck are required to maintain calibration by regular cross-checking the probes at DOE test pits located in George West, Texas, or Casper, Wyoming. The pit is set up for logging units to calibrate the probes with a known radioactive source. Each test run generates calibration files for the operator to review and make necessary tool adjustments. Calibration runs typically are made on a one- or two-month interval, and files with the test pit run results are maintained by the operator. The available data indicate that the logging provided by us and contract probe trucks at the various U.S. projects have maintained industry standard calibration procedures for their probes.

For resource estimation, the internal controls are more common to the U.S. and Canadian operations. Our staff will perform database verification on the geologic database which is then reviewed by the QP. If the QP was not involved in the primary data collection field program the QP will spot check a subset of drill collar locations and, if available, also compare collar elevations against a digital elevation model to evaluate and cross check the drill hole collar elevations. For resource estimation the block model is evaluated visually against geologic cross sections to ensure block grades match drill hole grades. The QP will evaluate probability plots and perform statistical analysis of the sample population to determine the need for an appropriate grade cap to limit the influence of high-grade samples to the appropriate area. The preparation of Swath Plots is another internal control which can inform the QP if high-grade samples have had an exaggerated influence on the resource model.

The resource estimates have inherent risks due to data accuracy, uncertainty from geological interpretation, mine plan assumptions, uncontrolled rights for mineral and surface properties, environmental challenges, uncertainty for future market supply and demand and changes in laws and regulations. Our management and QPs are aware of those risks that might directly impact the assessment of mineral reserves and resources. The current mineral resources are estimated based on the best information available and are subject to reassessment when conditions change.

Central Processing Plants

We currently own three processing plants, consisting of the Irigaray CPP, an ISR plant located in northeastern Wyoming, the Hobson CPP, an ISR plant located in South Texas, and the Sweetwater Mill, a conventional mill located in Southwestern Wyoming. Additional information regarding each processing facility is set forth where applicable in “Individual Material Properties” herein.

Individual Material Properties

Wyoming Properties

Below is a map showing our material Wyoming projects:

Figure 2.2 – Locations of our Projects in Wyoming

Permitting Requirements in Wyoming

The Irigaray CPP is fully permitted. The Christensen Ranch, Ludeman, Moore Ranch and portions of the Reno Creek Project areas are permitted for ISR operations through WDEQ/LQD. In the GDB of Wyoming, the Sweetwater Project is both permitted and licensed through WDEQ/LQD, and the Big Eagle and Jackpot properties hold Permits to Mine.

Geology and Mineralization in Wyoming

Uranium was first discovered in the southern Powder River Basin (“PRB”) during the early 1950s. By the mid- to late 1950s, small open pit mine operations were established in the PRB. Early prospecting and exploration included geologic mapping and gamma surveys, which led to discoveries of uranium in the Wasatch and Fort Union Formations.  Extensive drill hole exploration has been utilized to locate deeper uranium mineralization since the 1960s to progress geologic models.

Uranium mineralization was discovered in the GDB at the Lost Creek Schroeckingerite deposit in the early 1950s. The Schroeckingerite deposits were exposed at the surface along the Lost Creek drainage and were located using radiometric surveys. The U.S. Geological Survey used shallow exploration to further evaluate the deposits. Similar to the PRB, drilling for deeper deposits began in the 1960s and exploration has primarily consisted of drilling since that time.

The Allemand-Ross, Barge, Charlie, Christensen Ranch, Irigaray, Ludeman, Moore Ranch, Nine Mile and Reno Creek Project areas reside in the PRB. The PRB is a structural basin that extends over much of northeastern Wyoming and southeastern Montana and consists of a large north-northwest trending asymmetric syncline. The basin is bounded by the Big Horn Mountains on the west and Casper Arch to the southwest, the Black Hills to the east and the Hartville Uplift and Laramie Mountains to the south. The PRB is filled with marine, non-marine and continental sediments ranging in age from early Paleozoic through Cenozoic.

The Jab/West Jab, Crooks Mountain, Crooks Creek, West Cooks Creek, Bull Springs, Stewart Creek, South Sweetwater, West Sweetwater, Antelope, Twin Buttes, Cyclone Rim, Red Desert (Sweetwater), Green Mountain and Red Rim Project areas are located within the northeastern portion of the Greater Green River Basin (“GGRB”), which portion is also known as the Great Divide Basin. The GGRB is a structural basin that extends over southwestern Wyoming and northwestern Colorado and is divided by the Rock Springs Uplift, a north-south trending anticline. The basin is bounded by the Wyoming thrust belt to the west, the Rawlins Uplift and the Sierra Madre Mountains to the east, the Wind River Mountains to the north and the Uinta Mountains to the south. The GGRB contains up to 25,000 feet of Cretaceous to recent sedimentary rocks.

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

Geology of the Great Divide and Greater Green River Basins

The Jab/West Jab, Crooks Mountain, Crooks Creek, West Cooks Creek, Bull Springs, Stewart Creek, South Sweetwater, West Sweetwater, Antelope, Twin Buttes, Cyclone Rim, Red Desert (Sweetwater), Green Mountain and Red Rim Project areas are located within the northeastern portion of the GGRB, with this portion named the GDB.

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

The permeable medium- to very coarse-grained sandstones and arkoses of the Battle Spring Formation are a favorable host for sandstone-type uranium deposits. Fluvial channels incised into less permeable underlying siltstones and sandstones in the Battle Spring during early Eocene time. The channels were backfilled by the massive, poorly-sorted, coalescing alluvial fan deposits, known as the Battle Spring Formation. The Battle Spring Formation includes impermeable carbonaceous shales that created an impermeable boundary for uranium deposits.

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

Geology of the Wind River Basin

The Clarkson Hill Project area is located in the eastern portion of the WRB. The WRB is a structural basin in west-central Wyoming. The basin is bounded by the Wind River Range to the west, the Casper Arch to the east, the Owl Creek Mountains to the north, and the Granite Mountains to the south. The WRB is filled with marine, lacustrine and fluvial sediments ranging in age from Paleozoic to Cenozoic.

Both the Wind River and Fort Union Formations are Cenozoic fluvial sedimentary deposits containing sandstones with economic quantities of uranium. The primary source of sediments for the Wind River and Fort Union Formations in the eastern WRB was the ancestral Granite Mountains along the southern boundary of the basin. The Granite Mountains were formed during the Laramide Orogeny, a period of extensive mountain building, which began at the end of the Mesozoic Era and continued into the early Cenozoic Era.  Subsequent erosion of the Granite Mountain highlands coupled with the down-warping of adjacent basins, such as the Wind River and Powder River Basins, combined to accumulate thousands of feet of sedimentary deposits.

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

Figure 2.3 – Location of the Irigaray Project

Property Description

The Irigaray CPP hub is located in Johnson County, Wyoming, northwest of Pumpkin Buttes and near Willow Creek.

The Irigaray CPP is approximately 70 air miles north-northeast of Casper, Wyoming, 48 air miles southeast of Buffalo, Wyoming, and 40 air miles southwest of Gillette at Latitude / Longitude of 43.888 / -106.128. The site is accessible year-round on county and private roads which are shared by oil and gas operators and ranchers. Limited services are available from several smaller towns near the site. Primarily, services and personnel are available from Buffalo, Gillette and Casper. Casper and Gillette provide flight services with daily service to Denver. Water is sourced locally at the mine while electrical service is provided by a regional power company.

Facilities, Infrastructure and Underground Development

The Irigaray CPP was first constructed in 1977-1978. Mining occurred at the time in Wellfields 1 through 9. These wellfields have gone through groundwater restoration, decommissioning and final reclamation, which has been approved by the WDEQ. Currently, the only facilities at the Irigaray Project are the CPP and associated infrastructure including evaporation ponds, access roads, power lines and chemical and fuel storage tanks. The CPP was upgraded in 2009 by removing the original equipment and adding replacement elution systems, additional precipitation tanks, new concrete foundations and upgrades to the filter press and other equipment. The CPP now contains two complete resin elution systems, multiple precipitation areas, filter press, yellowcake thickeners, and a calciner for drying yellowcake product. A vacuum dryer is in storage at the CPP for future installation when needed. The plant is capable of accepting third party resins for stripping, precipitation and drying of yellowcake product, as well as our own resins from Christensen Ranch and other properties. Although the building is older, it has been maintained in good condition. The entire CPP roof was replaced in 2021. In addition, significant upgrades at the Irigaray CPP were initiated in the fourth quarter of Fiscal 2025, including a full rebuild of one of two yellowcake thickeners along with calciner improvements. Process upgrades at the Irigaray CPP continued in the second quarter of Fiscal 2026, including refurbishment of the calciner to increase throughput of dried yellowcake. Updates included components as recommended by the manufacturer to increase operational efficiency. As a result, the CPP is capable of operating the drying and packaging processes 24/7 under a two shift schedule.

Christensen Ranch Project

The following technical and scientific description for the Christensen Ranch Project area (the “Christensen Ranch Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 9, 2023, prepared for the Company by WWC, a qualified firm (the QP herein) that is not affiliated with UEC.

Figure 2.4 – Location of the Christensen Ranch Project

Property Description

The Christensen Ranch Project Area is located in Johnson and Campbell Counties, Wyoming, west of Pumpkin Buttes within the PRB. Details of this area and number of claims tabulated below.

The Christensen Ranch Project Area is approximately 70 air miles north-northeast of Casper, Wyoming, 48 air miles southeast of Buffalo, Wyoming and 40 air miles southwest of Gillette at Latitude / Longitude of 43.7982 / -106.0235.  The Christensen Ranch Project Area is primarily located on private surface land, with two portions located on federal BLM-managed land. The site is accessible year-round on county and private roads which are shared by oil and gas operators and ranchers. Limited services are available from several smaller towns proximal to the site. Services and personnel are available from Buffalo, Gillette, Casper and Douglas. Casper and Gillette provide flight services with daily service to Denver. Water is sourced locally at the mine while electrical service is provided by a regional power company.

Table 2.2 Christensen Ranch Project Claims Details

Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date
8,780	3,553.14	1	640	Annual	1	720	Annual	399	7,980	Annual

History

The table below describes the historic ownership and operations at the Christensen Ranch Project Area.

Table 2.3: Historic Ownership and Operations at the Christensen Ranch Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1967	Independent Operators	Assembled as a large land package by independent operators.	Approximately 4,860	Right to mine secured. Preliminary delineation of mineralized areas.
1979	Arizona Public Services (“APS”), parent company of Malapai	APS became a 50% partner in 1979.	Approximately 2,220	Delineation of mineralized areas.
1981	Malapai

Malapai assumed sole ownership of the Christensen Ranch Project Area by acquiring the interests of Wold Energy (“Wold”) and Western Nuclear Corporation (“WNC”). Malapai purchased the Irigaray Project Area from Westinghouse in 1987, and the Christensen Ranch Project Area was licensed for operations under the Irigaray U.S. NRC and WDEQ license/permit in 1988. Uranium production by ISR was started by Malapai in 1989 and was placed on standby in 1990.

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

			Approximately 3,690	3.70 million pounds of U3O8 produced from 1989 through 2000.

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2000	COGEMA and Malapai

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

			N/A	2.6 million pounds of U3O8 produced.
2021	UEC	The Christensen Ranch Project Area acquired by UEC from Uranium One.	N/A	Ownership transition.
2024	UEC	Restarted uranium extraction and ramp-up phase expected to continue while new production areas are being constructed and completed through 2025 and 2027.	N/A

The Christensen Ranch Mine had no production during the fiscal year ended July 31, 2024. During the fiscal year ended July 31, 2025, following the restart of operations, the Christensen Ranch Mine produced 129,966 pounds of precipitated uranium and dried and drummed U3O8 as part of its initial ramp-up. During the fiscal year ended July 31, 2026, the Christensen Ranch Mine produced 211,942 pounds of precipitated uranium and dried and drummed U3O8.

Property Condition and Proposed Development

The condition of the property is very good while meeting all standards and requirements of federal, state and local regulations. Development activity to advance the property included the drilling of 62 delineation holes for a total of 33,507 feet in an area adjacent to Mine Unit 5. Additionally, a nine-hole coring program was conducted in previously produced Mine Units to evaluate non-recovered resource potential remaining in those Mine Units. Production from header houses 10-7 and 10-8 has begun, marking the first two new production areas at Christensen Ranch as part of its phased restart. Construction of four new header houses in Mine Unit 11 was completed. Three of the four header houses in Mine Unit 11 are in production as of July 31, 2026, with header house 11-2 remaining offline until fully permitted. Wellfield development advanced with active well installation (piloting, casing and underreaming) in Mine Unit 12, Mine Unit 10-extension, and Mine Unit 8-extension. At the end of Fiscal 2026, four header houses were fully constructed in Mine Unit 10-extension, bringing the total to five that were awaiting regulatory approval for startup at such time. On September 28, 2026, final regulatory approvals were issued for four of these. One header house in Mine Unit 12 was completed at the end of Fiscal 2026.

Facilities, Infrastructure and Underground Development

The Christensen Ranch Project facilities include the ion exchange satellite plant, four evaporation ponds, one permeate storage pond, two EPA Class I injection disposal wells, several miles of buried production and injection trunklines connecting Mine Units to the satellite plant, access roads, office building, maintenance shop, powerlines and nine installed wellfields (Mine Units 2, 3, 4, 5, 6, 7, 8, 10 and 11). Mine Units 2, 3, 4 and 6 have gone through groundwater restoration, which has been approved by WDEQ. These wellfields are undergoing decommissioning with plugging and abandonment of injection and recovery wells undertaken in Mine Unit 2. Mine Units 10 and 11 have been partially mined and continue to produce uranium.  Operations in portions of Mine Unit 5 may also be resumed in the future.  All facilities are in very good condition.

Permit Status and Encumbrances

The Christensen Ranch Project is permitted under WDEQ Permit to Mine No. 478. The project is also licensed under WDEQ RML WYSUA-1341, formerly a U.S. NRC license. Permit to Mine No. 478 and RML WYSUA-1341 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. Standard encumbrances on the Christensen Ranch Project include reclamation bonding, mining and surface lease royalties, including production-based royalties and sales-based royalties. In addition, the Wyoming Department of Revenue collects severance and ad valorem tax on the value of uranium extracted from our Christensen Ranch Project. The Christensen Ranch Project permitting details are tabulated below.

Table 2.4 Christensen Ranch Permit Details

Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Christensen Ranch	Yes			Yes	Yes	Yes		Yes

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

Table 2.5 – Mineral Resources for the Christensen Ranch Project as of July 31, 2026 and 2025

Classification	Tons Ore (’000’s)	Tonnes Ore (’000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (’000’s)
Measured	-	-	-	-
Indicated	6,555	5,947	0.073	9,596
Total M&I	6,555	5,947	0.073	9,596
Inferred	-	-	-	-
Total Resources	6,555	5,947	0.073	9,596

Notes:

1.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated, and inferred mineral resources as defined in S-K 1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.

In the year ended July 31, 2025, we commenced operations at Christensen Ranch which included minimal initial production as part of ramp up of 129,966 pounds of precipitated uranium and dried and drummed U3O8 at the end of such period. In the year ended July 31, 2026, we continued operations at Christensen Ranch and produced 211,942 pounds of precipitated uranium and dried and drummed concentrate at the end of such period. The cumulative production of 341,908 pounds of precipitated uranium and dried and drummed concentrate as of July 31, 2026 has not been deducted from estimate above.

8.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Reno Creek Project

The following technical and scientific description for the Reno Creek Project area (the “Reno Creek Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 9, 2023, prepared by WWC, a qualified firm (the QP herein) that is not affiliated with UEC.

Figure 2.5 - Location of the Reno Creek Project

Property Description

The Reno Creek Project Area is in Campbell County, Wyoming, within the PRB, details of project location, area and number of claims are tabulated below.

The Reno Creek Project Area is approximately five miles to the northwest of the North and Southwest Reno Creek Resource Areas at Latitude / Longitude of 43.6796 / -105.7226. The Pine Tree resource area lies approximately five miles to the southwest of the permitted resource areas, immediately southeast of the intersection of U.S. Highway 387 and Wyoming Highway 50, also known as Pine Tree Junction. The Bing resource area lies approximately five miles west of the permitted resource areas adjacent to Wyoming Highway 50, three miles north of Pine Tree Junction. The site is accessible year-round via state, county and private roads which are shared by oil and gas operators and ranchers. Services and personnel are available from Gillette or Casper. Flight service is offered from Gillette or Casper with daily service to Denver. Water will be sourced locally while electrical service will be provided by a regional power company.

Table 2.6 Reno Creek Project Claims Details

Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date
18,227	7,376.21	4	3,200	Annual	36	3,467.21	Variable	578	11,560	Annual

History

The table below describes the historic ownership and operations at the Reno Creek Project Area.

Table 2.7: Historic Ownership and Operations at the Reno Creek Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
Reno Creek – North Reno Creek
Late 1960s	Rocky Mountain Energy Company (“RME”)	Drilled exploration holes at and around North Reno Creek resource area.	Approximately 5,800	Delineated Approximately 10 miles of roll-front deposits.
Mid 1970s	RME, Mono Power Company (“Mono”) and Halliburton Services	Partnership formed to develop North Reno Creek Resource Area using ISR methods.	N/A	Acquisition of the Reno Creek Project Area.
1992	Energy Fuels Nuclear Inc./International Uranium Corporation	Energy Fuels Nuclear Inc. acquired RME’s North Reno Creek Resource Area and later became International Uranium Corporation.	N/A	Acquisition of the Reno Creek Project Area.
2001	Rio Algom	Rio Algom acquired International Uranium Corporation’s property.	N/A	Acquisition of the Reno Creek Project Area.
2001	PRI	PRI acquired North Reno Creek Area and dropped claims in 2003.	N/A	Acquisition of the Reno Creek Project Area and mining claims dropped.
2004	Strathmore Minerals Corporation and American Uranium Corporation (“AUCA”)	Re-staked and filed new mining claims on approximately 16,000 acres.	N/A	Refiled mining claims and secured right to mine.
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Acquisition of the Reno Creek Project Area and secured permits and authorizations.
2017	UEC	Consolidated ownership of multiple resource areas and oversaw technical reporting and auditing of project resources.	N/A	Consolidation of ownership. Auditing of project resources.
Reno Creek – Southwest Reno Creek
Pre-2007	AUCA and Tennessee Valley Authority JV	Controlled Southwest Reno Creek and drilled exploration holes.	Approximately 700	Delineation of mineralized areas.

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2007	AUCA	Advanced project through acquisition of most major permits and required authorizations.	N/A	Secured permits and required authorizations.
2017	UEC	Consolidated ownership of multiple Resource Areas and oversaw technical reporting and auditing of project resources.	N/A	Consolidation of ownership. Auditing of the Reno Creek Project Area resources.
Reno Creek – Moore, Pine Tree, and Bing
1960s	Utah International Mining Company	Exploration on Moore and Pine Tree Resource Areas.	N/A	Delineation of mineralized areas.
Late 1970s	Pathfinder Mines, Inc.	Utah International Mining Company becomes Pathfinder Mines, Inc. and continues exploration on Moore and Pine Tree Resource Areas.	>1,560	Delineation of mineralized areas.
1980s	RME	Obtained ownership of Moore Area, continued exploration drilling until the 1990s.	>400	Acquired the Reno Creek Project Area. Delineation of mineralized areas.
1960s	Cleveland-Cliffs Iron Company	Exploration of Bing Area, drilled several hundred exploration holes and conducted limited hydrologic testing in the 1970s.	177	Delineation of mineralized areas through drilling and conducted hydrologic testing.
2007	AUCA	Consolidated the Resource Areas under one owner.	N/A	Consolidated ownership.
2017	UEC	Oversaw technical reporting and auditing of project resources.	N/A	Auditing of the Reno Creek Project Area resources.

Property Condition and Proposed Development

The condition of the property is good while meeting all standards and requirements of federal, state and local regulations.  Development is in the planning stage with no immediate plans for exploration or delineation drilling.

Facilities, Infrastructure and Underground Development

Facilities or wellfields have not been constructed.

Permit Status and Encumbrances

The Reno Creek Project is permitted under WDEQ Permit to Mine No. 824. The project is also licensed under WDEQ RML WYSUA-1602, formerly a U.S. NRC license. Permit to Mine No. 824 and RML WYSUA-1602 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. Standard encumbrances on the Reno Creek Project include reclamation bonding, mining and surface lease royalties. The details of the Reno Creek Project Permit status are tabulated below.

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

Uranium mineralization at the Reno Creek Project Area is typical of Wyoming roll-front sandstone deposits, the formation and geometry of which, including the classic roll-front “C” shape and the associated “nose”, “seepage” and “tails” zones, are described above under “—Christensen Ranch Project”.

Table 2.9 – Mineral Resources for the Reno Creek Project as of July 31, 2026 and 2025

Classification	Tons Ore (’000’s)	Tonnes Ore (’000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (’000’s)
Measured	14,990	13,599	0.043	12,920.0
Indicated	16,980	15,404	0.039	13,070.0
Total M&I	31,970	29,003	0.041	25,990.0
Inferred	1,920	1,742	0.039	1,490.0
Total Resources	33,890	30,745	0.041	27,480.0

Notes:

1.	The sum of resources tons and pounds may not add up to the reported total due to rounding.
2.	Measured, indicated and inferred mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.20 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction.

Ludeman Project

The following technical and scientific description for the Ludeman Project area (the “Ludeman Project Area”) is based in part on the TRS titled “S-K 1300 Mineral Resource Report Wyoming Assets ISR Hub and Spoke Project, WY USA”, dated March 9, 2023, prepared by WWC, a qualified firm (the QP herein) that is not affiliated with UEC. The Ludeman Project Area does not have mineral reserves and is therefore considered an exploration stage property under S-K 1300 definitions, despite a history of successful in situ research and development testing.

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

The site is accessible year-round on state and county roads. Services and personnel are available from Glenrock, Douglas or from Casper, which has full services and the nearest airport with daily service to Denver. Water will be sourced locally at the site while electrical service will be provided by a regional power company.

Table 2.10 Ludeman Project Claims Details

Acres	Hectares	State Leases			Fee Mineral Leases			Federal Lode Mining Claims
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date
18,102	7,325.62	4	1,440	Annual	2	1,742	One lease expires in Jan. 2029 and the other lease is held by development, production and reclamation	746	14,920	Annual

History

The table below describes the historic ownership and operations at the Ludeman Project Area.

Table 2.11: Historic Ownership and operations at the Ludeman Project Area

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1960s- 1970s	Cordero Mining	Numerous exploration companies including Teton Exploration (“Teton”), PRI, Uranium Resources, Inc. (“URI”) and Malapai (a subsidiary of APS) collectively explored in the Ludeman Project Area.	Approximately 5,420	Explored for uranium roll-front mineralization and delineated deposits in the Ludeman Project Area.
1980	United Nuclear Corp. (“UNC”) and partner Teton

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

			N/A	Ownership transition and growth in acreage through acquisitions.
Late 1990s	PRI	Leuenberger properties were released due to declining market trends. Some claims reverted to previous owners.	N/A	Decrease in claims and generally the Ludeman Project Area.
Early to Mid- 2000s	High Plains Uranium (“HPU”) and EMC	HPU held most claims and leases in the Ludeman Project Area. Energy Metals held the remaining claims in the Ludeman Project Area.	N/A	Claims and leases increased in the Ludeman Project Area.
2006	EMC	EMC acquired HPU.	N/A	Consolidation through acquisition.

Year	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2007	Uranium One

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

Facilities, Infrastructure and Underground Development

The Ludeman property is fully permitted and licensed for commercial ISR production and is our third ISR project in Wyoming. Monitor, injection and recovery wells for the first wellfield are currently under construction and being tested for mechanical integrity. Procurement of wellfield development piping, mechanical and electrical components is underway for the first seven header houses. Additionally, core samples have been collected for a review of mineralogy.

Engineering for the satellite ion-exchange plant was significantly advanced during the fourth quarter of Fiscal 2026, allowing us to award contracts for longer lead time equipment. The civil engineering for the plant pad was completed and a contract for construction issued. The powerline location has been established with the power company, and land surveys of the powerline route are underway. Uranium captured on ion-exchange resin at the Ludeman satellite plant will be transported to our Irigaray CPP, our hub in the PRB, for stripping, precipitation, drying and packaging.

Permit Status and Encumbrances

The Ludeman Project is permitted under WDEQ Permit to Mine No. 844. The project is also licensed under WDEQ RML WYSUA-1341, formerly a U.S. NRC license.  Permit to Mine No. 844 and RML WYSUA-1341 are in good standing, with no violations of permit or license conditions. Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Conditions of the RML applicable to ISR mining are generally standard for all licensees. Requirements of Radioactive Materials Licenses are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. Standard encumbrances on the Ludeman Project include reclamation bonding, mining and surface lease royalties. Ludeman permit status is tabulated below.

Table 2.12 Ludeman Permit Details

Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	Class III UIC Permit to Mine	WDEQ Class 1 Well Permits	Source and Byproduct Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
Ludeman	Yes			Yes		Yes		Yes

Geologic Setting, Mineralization, and Deposit

The Ludeman Project Area targets mineralization in the Fort Union Formation, which underlies the Wasatch Formation. The host rocks for the uranium ore deposits in the project areas are the arkosic sandstones of the Fort Union Formation. These channel deposits are confined by mudstones that serve as aquitards to the water saturated aquifers.

Uranium mineralization at the Ludeman Project Area is typical of Wyoming roll-front sandstone deposits, the formation and geometry of which, including the classic roll-front “C” shape and the associated “nose”, “seepage” and “tails” zones, are described above under “—Christensen Ranch Project.”

Table 2.13 – Mineral Resources for the Ludeman Project as of July 31, 2026 and 2025.

Classification	Tons Ore (’000’s)	Tonnes Ore (’000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (’000’s)
Measured	2,674	2,426	0.094	5,016.9
Indicated	2,660	2,413	0.088	4,696.9
Total M&I	5,334	4,839	0.091	9,713.8
Inferred	866	786	0.073	1,258.0
Total Resources	6,200	5,625	0.088	10,971.8

Notes:

1.	The sum of measured and indicated tons and pounds may not add up to the reported total due to rounding.
2.	Measured and indicated mineral resources as defined in 17 CFR § 229.1300.
3.	GT Cutoff = 0.25 ft% eU3O8.
4.	All reported resources occur below the static water table.
5.	The point of reference for mineral resources is in-situ at the Project.
6.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
7.	A long-term uranium price of $40 per pound U3O8 and an 80% metallurgical recovery factor were considered for the purposes of determining the reasonable prospect of economic extraction

Sweetwater Project

Information for the Sweetwater Project area (the “Sweetwater Project Area”) is provided below.

Property Description

The Sweetwater Project consists of a collection of uranium exploration and development projects in Wyoming, comprised of:

●	Sweetwater (Red Desert) property mining rights, past producing Sweetwater mine, mill and tailings facility; and
●	Green Mountain property mining rights, past producing Big Eagle open pit and the planned Jackpot underground mine.

The CPP for the GDB properties in Wyoming is the Sweetwater Mill, currently configured for conventional mining, which will be refurbished to also accept production from ISR mines.

These properties are located in the Great Divide Basin of Wyoming in the following locations:

Figure 2.7 - Location of the Sweetwater (Red Desert) Project Area

Figure 2.8 - Location of the Green Mountain Project Area

The primary facilities existing at the Sweetwater Project are located approximately 40 air miles northwest of Rawlins, Wyoming at latitude 42.0535 and longitude -107.8994 in decimal degrees, in Sweetwater County, Wyoming. The site is remote, with the nearest town of Bairoil, population 68, located 22 miles to the northeast of the site. The project is accessible year-round from the east via the Minerals Exploration Road (County Road 63), that connects with US Highway (US 287). The site is also accessible from the west via the Wamsutter-Crooks Gap Road (CR23) and BLM roads. Flight service is available from Rock Springs (108 miles to the west of Rawlins) or Casper (approximately 140 miles to the northeast of the site). Services and personnel are available from Rawlins, Casper, Lander and Rock Springs. Water at the site is sourced locally with electrical service provided by Rocky Mountain Power.

The Green Mountain area is located in the southeast corner of Fremont County, 40 miles southeast of Lander, Wyoming, and 45 miles north of Rawlins on Wyoming Highway 287. The area extends eastward from Crooks Gap to Jan-PH in Townships 27 and 28 North, Ranges 90, 91, 92 West. The Green Mountain portion of the Sweetwater Project is approximately 22 miles north of the primary Sweetwater facilities location. It contains two permitted conventional mines (Big Eagle – open pit and Jackpot – underground), one un-permitted conventional project (Big Eagle Phase II) and two potential ISR deposits. The only facilities in this area are located within the Big Eagle permit area and consist of two buildings for truck maintenance and washing and two partially reclaimed open pit mines. A decline to access the orebody at the Jackpot Mine has been reclaimed to state standards, therefore no facilities are located on this property

Land Position

Table 2.14 Sweetwater Project Land Position

Acres	Hectares	State Leases		Fee Mineral Leases			Federal Lode Mining Claims			Federal Mill Site Claims			UEC-Owned Land
Total	Total	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Number	Acres	Expiration Date	Acres
61,465	24,874	6	3,280	Annual	0	0	N/A	2,708	54,160	Annual	410	2,050	Annual	1,975

History

On December 6, 2024, we completed the acquisition of all of the issued and outstanding shares of capital stock of KUC and WCRC from Rio Tinto America Inc. As a result of such acquisition, we acquired: (i) the facilities, equipment, improvements and fixtures for the processing of uranium located in Sweetwater County, Wyoming, and related facilities and impoundments (the Sweetwater Mill); (ii) the Red Desert Project (now called Sweetwater) uranium mining claims and state leases adjacent to the Sweetwater Mill; and (iii) the Green Mountain Project, a uranium project located 22 miles north of the Sweetwater Mill, with two deposits that have potential for ISR mining and three deposits that are considered appropriate for conventional mining.

The table below describes the historic ownership and operations at the Sweetwater Project Area.

Table 2.15 Historic Ownership of the Sweetwater Project Area (Sweetwater/Red Desert and Green Mountain)

Year	Company	Operations/Activity
1979-1980	Minerals Exploration Company, subsidiary of Union Oil Company of California (UNOCAL)	Built the Sweetwater Mine and Mill
1980-1983	Minerals Exploration Company, subsidiary of Union Oil Company of California (UNOCAL)	Mining and milling; production of 1.3 million pounds of uranium; production ceased due to low uranium prices; facilities placed on standby
1992	Sweetwater Project sold to Kennecott Uranium Company and Green Mountain Mining Venture (“GMMV”) (joint venture among Kennecott Uranium Company, U.S. Energy Corp. and Crested Corp.)	Standby status only
2000	GMMV sold to Kennecott Uranium Company and Wyoming Coal Resources Company	Standby status only
2024	Kennecott Uranium Company, GMMV and Wyoming Coal Resources Company sold to Uranium Energy Corp.	Standby status continued

Property Condition and Proposed Development

The condition of the properties is good while meeting all standards and requirements of federal, state and local regulations.

The Sweetwater (Red Desert) property is permitted and licensed for conventional mining. We are currently pursuing an amendment to its permits in order for Sweetwater to be mined using ISR methodologies. A 200-hole delineation drilling program in the first two planned wellfields at Sweetwater was completed in early May 2026 for the Sweetwater North area, where wellfield pattern planning has commenced. A second 100-hole delineation drilling program began in August 2026 in the same area to further define potential resources. We have commenced the assessment of refurbishment requirements for the Sweetwater Mill for both conventional and ISR operations. Ion-exchange vessels for the Sweetwater ISR circuit are under construction.

The development plans for the Green Mountain properties are currently on standby while ISR is pursued at the Sweetwater property.

Facilities, Infrastructure and Underground Development

The construction of the Sweetwater Mill occurred in 1979 and 1980, and Minerals Exploration Company processed ore mined from an adjacent open pit from February 1981 through April 1983. It is one of only three conventional uranium mills in the United States and the only mill located in Wyoming. The mill has an ore processing capacity of 3,000 tons/day and is licensed for 4.1 million pounds U3O8 per year, making it the second largest mill in the United States.

Mill tailings from the previous processing were disposed of in a tailings storage facility next to the mill, a 60-acre, below-grade lined impoundment, which exists today. The mill has been in standby status since cessation of operation in 1983. Although the Sweetwater Mill has been on standby status for over 40 years, we believe the buildings and equipment have been maintained in exceptional shape throughout this time.

The Sweetwater Mill site covers approximately 580 hectares (1,432 acres), consisting of the main mill, ancillary buildings and existing tailings impoundment, as well as an area of proposed new impoundments, evaporation ponds, and diversion channels. The mill and ancillary buildings contain:

• offices and a laboratory;

• warehouse, change rooms, and maintenance shop;

• grinding, leaching, and counter-current decantation equipment;

• thickener tanks;

• scrubber emission control, stacks;

• solvent extraction equipment; and

• equipment, tire, and lubrication bay.

The previous mining that occurred to feed the Sweetwater Mill was an open pit mine adjacent to the mill called the Sweetwater pit. This mine has been reclaimed, leaving a small high wall area and pit lake. The State of Wyoming has accepted that the reclamation is final and meets state standards.

As noted before, there are two partially reclaimed open pit mines at the Big Eagle property and a reclaimed underground decline at the Jackpot property.

Permit Status and Encumbrances

The Sweetwater (Red Desert) Project is permitted under WDEQ Permit to Mine No. 481. The project is also licensed under WDEQ RML WYSUA-1350, formerly a U.S. NRC license. Permit to Mine No. 481 and RML WYSUA-1350 are in good standing, with no violations of permit or license conditions. The Big Eagle Project on Green Mountain is permitted under WDEQ Permit to Mine No. 451, and Jackpot is permitted under WDEQ Permit to Mine No. 660. During Fiscal 2026, the FAST-41 and NEPA federal permitting process continued to advance under the leadership of the BLM.

Mining permit requirements can be found in Wyoming Statutes §35-11-400 through 437, with specific laws for ISR mining in sections 426 – 436. Requirements of RMLs are found in WDEQ, LQD/Uranium Recovery Program Chapter 4 Rules and Regulations for Licensing of Source and Byproduct Material. The details of the Sweetwater Project Permit status are tabulated below.

Table 2.16 Sweetwater Permit Details

Property	Permitted to Mine	Drilling Notification for Exploration	Class III UIC Permit to Mine	WDEQ Class I Well Permits	Radioactive Materials License	BLM Plan of Operations	WDEQ/EPA Aquifer Exemption	Notes
			In progress for ISR mining			In progress for ISR mining	In progress for ISR mining	[1]Conventional open pit mining
Sweetwater (Red Desert)	Yes[1,2]	Yes		No	Yes			[2]Will be revised to add ISR mining

	WDEQ PTM 481	DN 267			WYSUA-1350
Green Mountain
Big Eagle	Yes[1,2]	Yes	No	No	No	No	No	[1]Conventional open pit mining
	WDEQ PTM 451	DN 267						[2]Will require revision to mine plan for continued operations
Jackpot	Yes[1,2]	No	No	No	No	No	No	[1]Conventional underground mining
	WDEQ PTM 660							[2]Will require revision to mine plan for continued operations

Standard encumbrances include reclamation bonding, mining and surface lease royalties. There is a corrective action program (“CAP”) in place for the mill tailings storage facility due to a liner breach that occurred between 1983 and 1985, when an estimated 55 million gallons of tailings fluids were released into a shallow perched aquifer as a result of the synthetic liner being damaged by windblown debris, predominately ice. Approximately 2.2 million cubic yards of tailings were deposited in the TSF during site operations from 1981 through 1983. The cleanup under the CAP has substantially reduced the leakage created by the breach; results of the CAP are reported to the WDEQ annually.

Geologic Setting, Mineralization and Deposit

The Sweetwater Project is located within the GDB, which forms part of the GGRB. The GDB is an enclosed basin bounded by the Continental Divide and has no groundwater outlet. As a result, precipitation within the basin either evaporates or infiltrates into the ground rather than draining into major river systems. The basin contains as much as 25,000 feet of Cretaceous to recent sedimentary rocks.

During the end of the Cretaceous Period, the Laramide Orogeny divided the Wyoming Basin Province into a series of down-warped basins. As these basins were created, uplifts created the Granite and Seminoe Mountains and older formations were altered during the same time. In the northern regions of the GGRB, swamps, alluvial plains and fluvial fans were present at the margins of the uplifted Granite Mountains. To the southwest, the GGRB is occupied by the lacustrine Eocene Green River Formation and by the lower energy Wasatch Formation. These two facies interfinger with the high-energy fluvial facies of the Battle Spring Formation at the central and eastern areas in the GGRB. In the Green Mountain area, the Battle Spring Formation is capped by the Eocene-Oligocene Crooks Gap Conglomerate, and the Paleocene Fort Union Formation underlies the Wasatch or Battle Spring Formation depending on position within the basin. Uranium deposits in the GDB predominantly occur in roll-front red-ox deposits but also in desert evaporite (Gregory et al. 2010). Roll-front deposits occur in the Battle Spring, Wasatch and Fort Union formations.

The Battle Spring Formation, described above under “Geology of the Great Divide and Greater Green River Basins,” is the principal host for uranium mineralization at the Sweetwater Project. Its permeable medium- to very coarse-grained sandstones and arkoses are a favorable host for sandstone-type uranium deposits, while interbedded impermeable carbonaceous shales create boundaries that focus and trap mineralization.

The Fort Union Formation is exposed at the surface around the boundary of the GDB. The Fort Union Formation is described as an interbedded sequence of white, gray, tan, buff and brown sandstone, gray to black shale, carbonaceous shale, siltstone, local conglomerate beds and (usually) thin coal beds (Gregory et al. 2010). It may truncate and unconformably overlie older units near basin margins. The Fort Union Formation is unconformably underlain by the Cretaceous Lance Formation and regionally overlain by either the Eocene Wasatch or Battle Spring Formation.

At the Sweetwater property, overbank and floodplain deposits in the Battle Spring Formation were likely to restrict groundwater flow. These boundaries focused uranium-rich waters into confined permeable units. Mineralization occurs across multiple sandstone horizons within the Battle Spring Formation. The sand units of the Battle Spring Formation dip at approximately one to three degrees to the north-northwest in this area. At the time of deposition, the beds likely dipped toward the south-southwest as alluvial detritus was shed off the ancestral Granite Mountains. Following deposition of the Battle Spring Formation, subsidence within GDB may have reversed the dip direction. The mineralization was deposited in roll fronts with mineralizing solutions appearing to have migrated in the opposite direction of the present-day dip direction, from the northwest to the southeast. In general, roll fronts typically migrate downdip from outcrops toward basin centers.

On Green Mountain, the uranium mineralization in the Battle Spring Formation is located at the redox boundary of three generally southward advancing oxidizing alteration lobes. This alteration destroyed heavy minerals, mafic minerals and syn-depositional carbon, and remobilized uranium to the leading edge of the alteration front. Uranium bearing groundwater migrated through the coarse-grained permeable elastics and deposited mineralization along and within finer-grained impermeable carbon-rich mudstones.

Texas Properties

Figure 2.9 – Location of our Projects in Texas

N
HOBSON CPP
GOLIAD
BURKE HOLLOW
SALVO
PALANGANA
Bexar
Wilson
Gonzales
De Witt
Karnes
Atascosa
Victoria
McMullen
Refugio
San Patricio
Aransas
Corpus Christi
Jim Wells
Nueces
Duval
Kingsville
Kleberg
Jim Hogg
0 5 10 20 Miles
UEC
Uranium Energy Corp
Sources: Esri, TomTom, Garmin, FAO, NOAA, USGS, © OpenStreetMap contributors, and the GIS User Community

ISR Uranium Activities in Texas

Our ISR operations in Texas consist of the following projects: (i) the Hobson CPP; (ii) the Palangana Mine; (iii) the Burke Hollow Mine; (iv) the Goliad Project; and (v) the Salvo Project. Production from existing wellfields at the Palangana Mine ceased in 2016 and the project was put in care and maintenance. In order for Palangana Mine to engage in future uranium production, we will need to incur capital expenditures to restart idled wellfields.

Permitting Requirements in Texas

The Hobson CPP is fully permitted. The Burke Hollow, Goliad and Palangana Projects are fully permitted to mine. The Goliad Project has received its major permits and licenses, certain of which have been challenged and await final regulatory or judicial resolution. The Salvo Project still requires all mining permits. Regulatory agencies include the TCEQ, the RCT and the EPA.

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

●

in 1975, the Texas Legislature gave the RCT jurisdiction to regulate surface mining for coal and uranium.  No surface mining for uranium is currently conducted at the Project, but uranium exploration for ISR operations is administered by the Surface Mining and Reclamation Division of the RRC.  Active uranium exploration sites are inspected monthly (RRC, 2023).  The RCT requires exploration permits for any uranium exploration in the state;

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

In terms of leases and mineral rights, our mineral rights in Texas are held through private (fee) mineral leases. Fee mineral leases were obtained through negotiation with individual mineral owners.

Fee minerals have varying royalty rates and calculations, depending on the agreements negotiated with individual mineral owners. In addition, surface use and access agreements may include a production royalty, depending on agreements negotiated with individual surface owners at various levels. Our average combined mineral plus surface production royalty applicable to each project are variable and based upon the selling price of U3O8. Most of the leases have term periods of five years with a five-year renewal option. The primary lease stipulation for ISR mining is the royalty payments as a percentage of production. Royalties vary by lease and are confidential. The various lease fees and royalty conditions are negotiated with individual lessors and conditions may vary from lease to lease. No resources are reported in areas outside of the project area boundaries, which are determined by each project area’s leases.

Surface ownership at each project consists of fee lands predominantly used for agriculture and wind turbine development. On the project areas that are currently permitted, we have surface use agreements in place with the private landowners where appropriate. Obtaining surface access rights is a standard process in mine permitting and we do not anticipate that maintaining these rights presents a significant risk to our ability to perform work in Texas.

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

Uranium mineralization at the projects is typical of Texas roll-front sandstone deposits, which form where uranium-bearing, oxygenated groundwater interacts with a reducing environment in permeable host sandstones and precipitates uranium.

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

The geometry of roll-front mineralization at the Texas projects, including the classic roll-front “C” shape and the associated “nose”, “seepage” and “tails” zones, is as described above under “—Christensen Ranch Project.”

Material Properties in Texas

Hobson CPP

The following technical and scientific description for the Hobson CPP Project area (the “Hobson Project Area”) is based in part on the TRS titled “S-K 1300 Initial Assessment Texas Hub and Spoke ISR Project, U.S.A.”, dated June 10, 2024, prepared for the Company by WWC, a qualified firm (the QP herein) that is not affiliated with UEC. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment (“IA”) to support disclosure of mineral resources on projects surrounding the Hobson Project Area. There are no resources directly associated with the Hobson Project Area.

Property Description

The Hobson Project Area is located in Karnes County, Texas, northwest of Karnes City, within the GMB, approximately 100 miles northwest of Corpus Christi and 40 miles southeast of San Antonio at Latitude / Longitude of 28.945 / -97.989. This facility represents the ‘hub’ of our ‘hub-and-spoke’ business model, which comprises a central processing facility supplied with uranium-loaded ion-exchange resin from ISR mining at one or more of the project areas. The Hobson CPP was constructed in 1978 when the Hobson Project Area was mined. In 2008, the plant was refurbished. The Hobson CPP has previously processed uranium from our Palangana Mine satellite facility (i.e., the first UEC ‘spoke’), and we plan to also process uranium from our Burke Hollow, Goliad, and Salvo Project satellite facilities.

The Hobson CPP consists of a resin transfer circuit for loading/unloading ion-exchange resin from tanker trucks, an elution circuit to strip uranium from the ion-exchange resin, a circuit to precipitate uranium oxide solids, a yellowcake thickener (if necessary) and a modern, zero-emission vacuum dryer. Other facilities and equipment include an advanced laboratory with inductively coupled plasma mass spectrometry, office building, yellowcake and byproduct material storage area, chemical storage tanks and one permitted and constructed waste disposal well. Another waste disposal well is permitted but has not been drilled because additional disposal capacity is not needed at the current time. With an average dryer cycle time of 40 hours and a current dryer loading capacity of 8 to 10 drums, the plant appears capable of yielding up to 1.5 million pounds per year without requiring physical modifications. An amendment to the license to increase annual capacity up to 4.0 million pounds per year was recently approved, so the Hobson CPP is now permitted for production of up to four million pounds per year of uranium concentrates (yellowcake or U3O8). WWC personnel visited the Hobson CPP on November 2, 2021, and found it to be in a well-maintained and in fully operational condition. During Fiscal 2026, the plant was restarted to process uranium loaded resin from the Burke Hollow Mine.

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

Table 2.17: Historic Ownership and Operations at the Hobson Project Area

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

Burke Hollow ISR Project

The following technical and scientific description for the Burke Hollow Project area (the “Burke Hollow Project Area”) is based in part on the TRS titled “S-K 1300 Initial Assessment Texas Hub and Spoke ISR Project, U.S.A.”, dated June 10, 2024, prepared for the Company by WWC, a qualified firm (the QP herein) that is not affiliated with UEC. This TRS identifies and summarizes the scientific and technical information and conclusions reached from the IA to support disclosure of mineral resources on the Burke Hollow Project Area. There are no reserves associated with the Burke Hollow Project Area.

Permit Status and Encumbrances

Standard encumbrances include reclamation bonding, mining and surface lease royalties, including sales-based royalties. The permit for the initial PAA is in place and we will be seeking for the permits for PAAs 2, 3, and 4 in the coming years. To date, there have been no violations or fines levied on the property. A surety estimate for the Burke Hollow Project restoration, reclamation and decommissioning costs have been prepared and approved by the TCEQ. A surety bond for the current restoration, reclamation and decommissioning requirements is in place.

Table 2.18 describes the permit status of the project.

Table 2.18 Burke Hollow Project Permit Status

Property	Fully Permitted to Mine	Partially Permitted to Mine	Not Permitted to Mine	RRC Exploration Permit	TCEQ Class 1 Well Permits	TCEQ Underground Injection Control Area Permit	TCEQ Production Authorization (PAA-1) Permit	TCEQ/EPA Aquifer Exemption	TCEQ Radioactive Materials License	Notes
Burke Hollow	Yes			Yes	2	Yes	Yes	Yes	Yes	Has all major permits and first PAA

Figure 2.10 – Location of the Burke Hollow Project

Property Description

Our Burke Hollow Mine is located within the extensive STUP. The Burke Hollow Mine is about 18 miles southeast of the town of Beeville and is located on the western side of US 77 and northeasterly of US 181, which links with US 59 in Beeville at Latitude / Longitude of 27.6756 / -97.5176. Details of project location, area and number of claims are tabulated below. Site drilling roads are entirely composed of caliche and gravel, allowing access for trucks and cars in most weather conditions.  Four-wheel drive vehicles may be needed during high rainfall periods.

The Burke Hollow Mine consists of one fee (private) mineral lease area that would allow for the mining of uranium by ISR methods while utilizing the land surface (with variable conditions) as needed, for mining wells and above ground surface facilities for fluid processing and uranium production during the mining and groundwater restoration phases of the Burke Hollow Project. No mineral resources are reported in areas outside of the Burke Hollow Project boundary.

Table 2.19 Burke Hollow Project Claims Details

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

The earliest known uranium exploration in the immediate area of the Burke Hollow Project Area was performed by Nufuels Corporation (“Nufuels”, a Mobil Corporation subsidiary) in 1982. Nufuels drilled a total of 18 exploration holes on or nearby our then-effective 1,825 acre Welder lease. We terminated the Welder lease in January 2023. These holes were drilled in conjunction with a larger regional program that was conducted by Nufuels. Each exploration hole was drilled to an average total depth of approximately 1,100 feet in order to test the entire prospective Goliad Formation. We acquired copies of the Nufuels logs through its purchase of TOMIN’s database.

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

Table 2.20: Historic Ownership and Operations at the Burke Hollow Project Area

Year(s)	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
1982	Nufuels	Original controller of the Burke Hollow Project Area.	18 exploration holes on or nearby the Welder Lease (which UEC terminated in 2023)

Nufuels drilled 18 exploration holes on or nearby UEC’s 1,825 acre Welder lease in conjunction with a larger regional program, which was conducted by Nufuels. Exploration holes were drilled to approximately 1,100 ft bgs and tested the entire prospective Goliad Formation. Results showed the presence of a reduction-oxidation interface in sands of the lower Goliad Formation, but there was insufficient data to link economically viable uranium mineralization.

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

2011 to 2017	UEC	The Burke Hollow Project Area was acquired by UEC from TOMIN.	From 2012-2017, 707 uranium exploration drill holes, including 30 monitor wells completed at the Welder lease (which was terminated in 2023) (Kurrus et al. 2014).

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

Year(s)	Company	Operations/Activity	Amount (No. of Drill holes)	Results of Work
2019 to 2023	UEC	Exploration program.	In 2019, 129 delineation holes were drilled. From 2021-2022, 168 delineation and exploration holes were drilled.

In 2019, UEC completed 129 drill holes, mostly focusing on delineating the Lower B1 and Lower B2 sands in the proposed PAA-1. In addition, UEC began installing perimeter monitor wells in proposed PAA-1. In total, 57 holes were drilled solely for delineation and exploration purposes and 72 holes were drilled for monitoring purposes.  From 2021 to 2022, UEC conducted another drilling program to upgrade a portion of their resources from inferred to measured and indicated, to better define the ore body in proposed PAA-1 and to install monitor wells. 168 delineation and exploration holes were drilled as of March 7, 2022. 24 of these holes were also used as monitor wells. This drilling program is ongoing for the purpose of completing more monitor wells.  The first PAA application was submitted and 533 exploration and delineation holes were drilled within PAA-2 area as of July 31, 2023.

Property Condition and Facilities, Infrastructure and Underground Development

The present condition of the property is considered advanced with ISR production in PAA-1 having commenced in April 2026, and with the first shipment of uranium-loaded resin from the Burke Hollow Mine to the Hobson CPP.

In August 2023, drilling programs focused on delineation of PAA-1 and additional exploration and delineation of PAA-2. Beginning in July 2024, delineation and production well installation in PAA-1 commenced. Production pattern wells in Phase 1 of PAA-1 were installed alongside further delineation toward sequential production well drilling in phases in the remainder of PAA-1. In conjunction with PAA-1 wellfield installation, PAA-2 was delineated, defined and advanced with monitor well installation. During Fiscal 2025, the construction of the satellite plant, disposal well, wellfield utilities and production wells in Phase 1 of PAA1 was completed. In addition, delineation and installation of production wells beyond Phase 1 of PAA-1 was initiated and is ongoing. PAA-2 was advanced into the permitting stage with delineation and installation of monitor wells through the end of Fiscal 2026. As of July 31, 2026, 73 monitor wells had been drilled.

The Burke Hollow Mine had no production during the fiscal years ended July 31, 2024 and 2025. The Burke Hollow Mine commenced production in April 2026 and, during the fiscal year ended July 31, 2026, produced 17,352 pounds of precipitated uranium and dried and drummed U3O8 as part of its initial ramp-up.

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

Table 2.21 – Mineral Resources for the Burke Hollow Project as of July 31, 2026 and 2025

Classification	Tons Ore (’000s)	Tonnes Ore (’000’s)	Average Grade (% eU3O8)	Pounds eU3O8 (’000s)
Measured	581	527	0.086	964
Indicated	3,329	3,020	0.083	5,191
Total M&I	3,910	3,547	0.083	6,155
Inferred	2,596	2,355	0.104	4,883
Total Resources	6,506	5,902	0.092	11,038

Notes:

1.	Pounds reported with Disequilibrium Factor (DEF) applied.
2.	The sum of resource tons and pounds may not add up to the reported total due to rounding.
3.	Measured, indicated and inferred mineral resources as defined in 17 CFR § 229.1300.
4.	GT Cutoff = 0.30 ft% eU3O8.
5.

In the year ended July 31, 2026, we commenced operations at the Burke Hollow Mine which included minimal initial production as part of ramp up of approximately 17,352 pounds of precipitated uranium and dried and drummed concentrate.

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

Canadian Properties

Material Canadian Properties

Roughrider Project

Figure 2.11 – Saskatchewan Uranium Projects

The following technical and scientific description for the Roughrider Project area (the “Roughrider Project Area”) is based on the TRS titled “S-K 1300 Initial Assessment Report – Roughrider Uranium Project, Saskatchewan, Canada”, dated November 5, 2024, prepared for the Company by each of Tetra Tech Canada Inc., Understood Mineral Resources Ltd., Clifton Engineering Group Ltd., Snowden Optiro and Terracon Geotechnique Ltd., qualified firms (the QPs herein) that are not affiliated with UEC.  This TRS identifies and summarizes the scientific and technical information and conclusions reached from the initial assessment to support disclosure of mineral resources on the Roughrider Project Area.

Figure 2.12 – Location of the Roughrider Project

Property Description

The Roughrider Project Area is 100% held by us, and located seven kms north, via gravel road, of Points North Landing, a service centre on Provincial Road 905, in the eastern Athabasca basin of northern Saskatchewan, Canada. The Roughrider Project Area is approximately 440 kms north of La Ronge, and 700 kms north of Saskatoon at Latitude / Longitude of 58.3374 / -104.021, details of project location, area, and number of claims are tabulated below. The Roughrider Project Area site comprises core logging, office and storage facilities.

The area around the Roughrider Project Area is a well-developed mining area close to necessary infrastructure and resources. The Roughrider Project Area can be accessed by a seven km gravel road, floatplane or helicopter from Points North Landing. Points North Landing is on Provincial Road 905 which is linked to the nearest sizeable population center, La Ronge 440 kilometers south, by Highway 102. There are several weekly commercial airline services from Saskatoon to Points North Landing, and regular charter flights for Orano’s McLean Lake operation.

The project is a mature exploration stage project, with significant historical drilling, environmental baseline work and historical economic assessment work as outlined below. On November 5, 2024, we completed an updated economic analysis and mineral resource estimate at the project. We completed a resource delineation drilling program during the 2026 fiscal year to further advance the project. The current exploration camp facilities are over 10 years old but remain in good condition. No mine infrastructure or underground development is present on the project.

Table 2.22 Roughrider Project Claims Details

Acres	Hectares	Provincial Mineral Dispositions			Provincial Mineral Lease
Total	Total	Number	Hectares	Expiration Date	Number	Hectares	Expiration Date
1,478	598				1	598	Jan. 2028

History

Between 1969 and 1974, following the discovery of the Rabbit Lake uranium deposit in 1968 by Gulf Minerals Ltd., Numac Oil and Gas (“Numac”) held the large Permit Number Eight over the Midwest Lake (McMahon Lake) and Dawn Lake areas. At the time, Numac, in conjunction with their partners. Esso Minerals and Bow Valley Industries, focused on the Midwest Lake area, located adjacent to the Roughrider Project Area. In 1976, Asamera Oil Corp. (“Asamera”) initiated the Dawn Lake project, located approximately six kms southeast of the current Roughrider Project Area. In 1983, the Saskatchewan Mining and Development Corporation (“SMDC”), predecessor to Cameco, became the operator of the Dawn Lake Joint Venture.  By 1995, the Dawn Lake Joint Venture consisted of Cameco, Cogema Resources Inc. (now Orano SA), PNC Exploration Canada Ltd. and Kepco Canada Ltd.

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

Under an agreement dated September 10, 2004, between Roughrider Uranium Corp. (“Roughrider Uranium”) and Bullion Fund Inc. (“Bullion Fund”), Roughrider Uranium earned a 90% interest in claim S-107243 (and six other claims that became part of Roughrider Uranium’s Russell South property). On August 10, 2006, Roughrider Uranium became a wholly owned subsidiary of Hathor. On April 12, 2007, Terra Ventures Inc. (“Terra”) announced that it had closed a deal with Bullion Fund to acquire an 8% carried working interest in seven claims comprising 56,360 acres in two separate projects located in the Athabasca Basin, Saskatchewan, of which 90% of the remaining 92% working interest was held by Hathor. One of the claims was S-107243. Terra’s interest was to be carried in all respects through to the completion of a feasibility study and the public announcement that the claims will be put into commercial production. On March 24, 2008, Terra announced that it had closed its agreement with Bullion Fund to purchase Bullion Fund’s remaining 2% of Hathor’s carried working interest in the project. This purchase increased Terra’s holding to a 10% carried working interest through to the completion of a feasibility study and the public announcement that the claims will be put into commercial production.

RRW was discovered by Hathor during the winter drilling program of February 2008. RRE was discovered during the summer drilling program in September 2009.  A third zone, RRFE, was discovered during the winter drilling program in February 2011.

On April 18, 2011, Hathor and Terra announced that they had executed a binding letter agreement pursuant to which Hathor would acquire, in an all-share transaction, all of the issued and outstanding shares of Terra. On May 9, 2011, Hathor and Terra announced that they had executed a definitive plan of arrangement agreement to complete the previously announced merger. The result of such plan of arrangement was consolidation of 100% ownership of the Roughrider Project. On August 5, 2011, Hathor and Terra announced the completion of the Arrangement and Terra became a wholly owned subsidiary of Hathor.

On December 1, 2011, Rio Tinto announced that it was successful in acquiring Hathor, through a wholly-owned Canadian subsidiary, RTCU. On January 11, 2012, RTCU acquired all remaining Hathor common shares making RTCU 100% owners of the Roughrider Project Area. After acquiring the Roughrider Project, RTCU continued to advance the Roughrider Project Area.  On October 17, 2022, we completed the acquisition of 100% of the Roughrider Project Area from RTCU.

Proposed Development

Since acquisition, we have completed a drill program to explore the property for additional deposits and also collect an updated metallurgy sample that would support a potential future economic study. As part of a planned pre-feasibility study, during Fiscal 2026, we completed 36,000 meters of diamond drilling to support resource conversion. This included resource targets throughout the West Zone, East Zone and Far East Zones, targeting intersections to convert inferred estimated resources into the indicated resources category at the Roughrider Project. All drilling has been completed to date with uranium assays to follow. In August 2026, we entered into a Definition Study Agreement with Saskatchewan Power Corporation to advance engineering, environmental assessment and community engagement work specifically for the connection of a high-voltage transmission line to the Roughrider Project. Geotechnical drilling to study future tailings management facility locations, collect water samples and set up water level monitoring stations has been completed. We continue to advance the Roughrider Project through technical and environmental studies, community engagement and assessing opportunities to further de-risk the project. Updating the environmental baseline studies and advancing Indigenous engagement activities will support a future Environmental Impact Assessment and the licensing process required for uranium production.

Permitting and Licensing

Should the Roughrider Project Area proceed, either to advanced exploration or to full development, necessary development and operational approvals will need to be obtained. This includes federal and provincial EIA and permitting/licensing processes and engagement and consultation with Indigenous groups. It is estimated the environmental and social assessment and CNSC licensing for the Roughrider Project Area may require between 48 months and 72 months to complete. A comprehensive list of the potential permits, approvals and authorizations required for the Roughrider Project Area can be found in the Roughrider Project Area TRS as filed. Currently, the project does not require formal environmental bonding or rehabilitation requirements outside of those required as part of early-stage exploration permit requirements.

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

The Hearne Craton beneath the eastern Athabasca Basin comprises variably reworked Archean basement, which is dominated by granitic domes and foliated to gneissic granitoid rocks with infolded outliers of Paleoproterozoic metasedimentary rocks. The structural and tectonic regime of the area has been influenced strongly by collisional tectonics between the Hearne and Superior Cratons during the early Proterozoic Trans-Hudson Orogen, which occurred approximately 1.9 billion years ago (“Ga”) to 1.77 Ga.  Prior to deposition of the Athabasca Group, rocks of the Rae and Hearne Provinces that would later form the basement of the basin rocks experienced a lengthy period of weathering and non-deposition. Consequently, the basal Athabasca stratigraphy is underlain by a regolith of deeply weathered, hematite-stained basement. In places, the preserved regolith can reach a thickness of up to 50 meters, but typically less than 10 meters.

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

The RRW, RRE, and RRFE deposits occur in the basal part of the Wollaston Group of the WMTZ. The basement is structurally complex, comprising steeply dipping Wollaston Group rocks dominated by garnet- and cordierite-bearing pelitic gneisses with subordinate amounts of graphitic pelitic gneisses and psammopelitic to psammitic gneisses, and rare garnetites. The pelitic gneiss varies from equigranular to porphyroblastic in texture. The porphyroblasts vary in size up to centimetre-scale and normally comprise red almandine rich garnets when fresh. The gneisses have been intruded by syn- to post-peak metamorphic felsic pegmatites, granites, and microgranites of Hudsonian age. These rocks locally contain up to 400 parts per million of primary uranium.

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

Mineral Resources and Reserves

There is no year over year change in the resources from Fiscal 2025 to Fiscal 2026. The current Mineral Resource estimate for the Roughrider Project is outlined in the following table:

Table 2.23 – Mineral Resources for the Roughrider Project as of July 31, 2026 and 2025

Deposit	Classification	Tons (’000’s)	Tonnes (’000’s)	Grade (% U3O8)	Pounds U3O8 (’000’s)

RRW	Indicated	475	431	1.89	17,970
	Inferred	168	152	2.80	9,390
RRE	Indicated	-	-	-	-
	Inferred	430	390	2.57	22,050
RRFE	Indicated	295	268	1.67	9,890
	Inferred	86	78	1.13	1,940
Combined RRW, RRE, and RRFE
TOTAL	Indicated	771	699	1.81	27,860
	Inferred	683	620	2.45	33,380

Notes:

1.	Mineral resources are not mineral reserves and do not have demonstrated economic viability.
2.	Mineral resources are reported exclusive of mineral reserves. There are no mineral reserves for the project.
3.	Mineral resources are reported on a 100% ownership basis.
4.

Mineral resources are reported diluted within the MSO shapes based on a U3O8 price of $85 per pound of U3O8 and a metallurgical recovery of 97.5%. Cut and fill and long-hole open stoping scenario cut-off grades are 0.52% U3O8 and 0.45% U3O8, respectively.

5.

The mineral resources were estimated by UMR, a third-party QP under the definitions defined by S-K 1300.The tonnage (presented in metric tonnes), grade (%), and contained metal (metric tonnes and imperial pounds) have been rounded to reflect the accuracy of the estimates.

Item 3. Legal Proceedings

As of the date of this Annual Report, other than routine litigation incidental to our business, we are not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

During the fiscal year ended July 31, 2026, UEC held both ISR and conventional mines. Under U.S. regulation, UEC’s ISR Mines were not subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety Act, but rather fall under oversight by the U.S. Occupational Safety and Health Administration (“OSHA”). The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Annual Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE American under the trading symbol “UEC”.

Holders

As of September 25, 2026, we had approximately 241 holders of record of our common stock. This number of holders of record does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

No dividends have been declared or paid on our common stock to date.  We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

None.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock assuming an investment of $100 and the reinvestment of all dividends, if any, for the years ended July 31, 2022, through to July 31, 2026, with: (i) the cumulative total return on the shares of common stock of a current peer group index comprised of Cameco, Comstock Resources, Inc., Core Natural Resources, Inc., Denison Mines Corp., Gulfport Energy Corporation, Magnolia Oil & Gas Corporation, Matador Resources Company, MP Materials Corp., Murphy Oil Corporation, NexGen Energy Ltd., Northern Oil and Gas, Inc., NuScale Power Corporation, Oklo Inc., USA Rare Earth, Inc. and X-Energy, Inc. (collectively, the “Current Peer Group”); (ii) the cumulative total return on the shares of common stock of a previous peer group index comprised of Cameco, Centrus Energy Corp., Comstock Resources, Inc., Denison Mines Corp., Energy Fuels Inc., Gulfport Energy Corporation, Magnolia Oil & Gas Corporation, NexGen Energy Ltd., NGEx Minerals Ltd., Northern Oil and Gas, Inc., NuScale Power Corporation, Oklo Inc. and Vital Energy, Inc. (collectively, the “Previous Peer Group”); and (iii) the cumulative return on the Russell 3000 Index.  The changes made to arrive at the Current Peer Group were made to address changes in the external market and to better reflect our Company’s business.

	July 31, 2021	July 31, 2022	July 31, 2023	July 31, 2024	July 31, 2025	July 31, 2026
Uranium Energy Corp.	$100.00	$193.55	$165.90	$273.27	$399.54	$442.40
Current Peer Group	100.00	151.67	161.66	188.52	271.46	225.02
Previous Peer Group	100.00	267.84	377.03	465.53	450.18	249.50
Russell 3000 Index	100.00	91.35	101.22	120.77	137.89	162.96

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated financial condition and results of operations. We use certain non-GAAP financial measures in this MD&A. For a description of these non-GAAP financial measures and reconciliations to the most directly comparable U.S. GAAP financial measures, refer to the discussion under “Non-GAAP Financial Measures” herein. This MD&A should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report.

The following MD&A contains forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report for the fiscal year ended July 31, 2026, including the consolidated financial statements and related notes contained herein.  These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document.  Refer to “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors herein.

Business

We have been primarily engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing. Our principal projects are located in Wyoming and Texas in the United States and in Saskatchewan, Canada.

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. During Fiscal 2025, our initial production as part of ramp up yielded 129,966 pounds of precipitated uranium and dried and drummed U3O8 (uranium concentrate). During Fiscal 2026, 211,942 pounds of precipitated uranium and dried and drummed U3O8 were produced at Christensen Ranch. We expect the ramp-up phase will continue while new production areas are being constructed in 2026 and 2027. For a description of wellfield and header house development activity at Christensen Ranch during Fiscal 2026, see “Item 2. Properties” of this Annual Report.

At Ludeman, our next ISR project, the previously announced 240-hole delineation drill program was completed. Monitor, injection, and recovery wells for the first wellfield are under construction and being tested for mechanical integrity. Additionally, core samples were collected for laboratory testing. Engineering work for the satellite ion-exchange plant advanced during Fiscal 2026 allowing us to award contracts for some longer lead time equipment. The civil engineering for the plant pad was completed and a contract for construction issued. The powerline location has been established with the power company and surveys are expected to be completed in Fiscal 2027. Uranium captured on ion-exchange resin at the Ludeman satellite plant will be transported to our Irigaray CPP, our hub in the PRB , for stripping, precipitation, drying and packaging.

Uranium recovered from our Christensen Ranch Mine is processed at our Irigaray CPP, which has a licensed production capacity of four million pounds of U3O8 per year. The Irigaray CPP is the hub central to our four fully permitted ISR projects located in the PRB, including our Christensen Ranch Mine and our Reno Creek, Moore Ranch and Ludeman Projects.

On August 1, 2025, our Sweetwater Project was designated as a FAST-41 transparency project by the U.S. Federal Permitting Improvement “Steering Council” as part of the implementation of President Trump’s Executive Order on Immediate Measures to “Increase American Mineral Production”. Our first milestone in the FAST-41 process was completed in our second fiscal quarter with the submission of the Sweetwater Plan of Operations for ISR operations to the BLM on November 14, 2025. BLM’s 30-day public comment period for the Plan of Operations began on March 16, 2026 and ended April 17, 2026. Comments will be evaluated during the National Environmental Policy Act process, which began in June 2026. The FAST-41 Permitting Dashboard currently anticipates the completion of the Environmental Assessment in March 2027 and approval of the Plan of Operations in May 2027. Environmental baseline studies were largely completed during Fiscal 2026, with final reports expected for submittal to the BLM in Fiscal 2027. Drilling in the Sweetwater North area identified mineralization trends that support continued delineation. Building on these results, additional drilling is planned for Fiscal 2027 to further extend the mineralization identified in the initial program and to advance wellfield design for the first two production areas. We have commenced the assessment of refurbishment requirements for the Sweetwater Mill for both conventional and ISR operations. Ion-exchange vessels for the Sweetwater ISR circuit are under construction.

In Texas, our fully-licensed and 100% owned Hobson CPP forms the basis for our regional operating strategy in the State of Texas, specifically the South Texas Uranium Belt, where we utilize ISR mining. We utilize a “hub-and-spoke” strategy whereby the Hobson CPP, which has a physical capacity to process uranium-loaded resins of up to a total of two million pounds of U3O8 annually and is licensed to process up to four million pounds of U3O8 annually, acts as the central processing site (i.e., a hub) for our Burke Hollow Mine and our Palangana Mine, and future satellite uranium mining activities, such as our Goliad Project, located within the South Texas Uranium Belt (i.e., the spokes). Production processes at the Burke Hollow PAA-1 and Hobson CPP were started in April and May, respectively, with the first shipment of uranium-loaded resin from Burke Hollow to Hobson CPP in mid-May. All processes including resin transfer, elution, precipitation, drying and packaging in the Hobson CPP have been commissioned. Production continues to improve, with some of the higher-grade wells still increasing in uranium concentration, while overall flow across the wellfield is steady. PAA-2 was advanced into the permitting stage with delineation and installation of monitor wells through the end of Fiscal 2026. In Fiscal 2026, we produced an initial 17,352 pounds of precipitated uranium and dried and drummed concentrate during the ramp-up phase at the Burke Hollow ISR operation. We expect the ramp-up phase will continue while new production areas are being constructed and completed in 2026 and 2027.

In Canada, we continue to advance the planned pre-feasibility study at the Roughrider Project during Fiscal 2026, together with related technical, environmental and community engagement work, as described under “Item 1. Business” and “Item 2. Properties” of this Annual Report.

In September 2025, we announced the incorporation of United States Uranium Refining & Conversion Corp., which is intended to pursue the feasibility of developing a new uranium refining and conversion facility in the United States. For a description of UR&C and its activities during Fiscal 2026, see “Item 1. Business” of this Annual Report.

During Fiscal 2026, we increased our investments in Anfield and URC by acquiring additional shares. As of July 31, 2026, we owned 6,500,737 post-consolidated common shares of Anfield, representing approximately 32.6% of the outstanding common shares of Anfield. In addition, we owned 28,967,375 shares of URC, representing a 7.6% interest in URC as at July 31, 2026.

As at July 31, 2026, we hold certain mineral rights in various stages in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay, many of which are located in historically successful mining areas and have been the subject of past exploration and pre-extraction activities by other mining companies.

Our operating and strategic framework is to become a leading North American focused uranium supplier based on expanding our uranium extraction activities, which includes advancing certain uranium projects with established mineralized materials towards uranium extraction and establishing additional mineralized materials on our existing uranium projects or through acquisition of additional uranium projects.

We continue to establish additional uranium projects through exploration and pre-extraction activities and direct acquisitions in the United States, which require us to manage numerous challenges, risks and uncertainties inherent in our business and operations as more fully described in Item 1A. Risk Factors herein.

Results of Operations

In Fiscal 2026, we had sales of $37.25 million and realized gross profit of $16.90 million, compared to recorded sales of $66.84 million and realized gross profit of $24.48 million in Fiscal 2025. In Fiscal 2024, we recorded service revenue of $0.22 million and realized gross profit of $0.04 million.

We recorded a net loss of $137.31 million ($0.28 per share) in Fiscal 2026, $87.66 million ($0.20 per share) in Fiscal 2025, and $29.22 million ($0.07 per share) in Fiscal 2024. Loss from operations during Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $133.15 million, $73.32 million and $56.40 million, respectively. In Fiscal 2026, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA (“Adjusted EBITDA”) were a loss of $130.89 million and $118.11 million, respectively, compared to EBITDA and Adjusted EBITDA loss of $84.52 million and $62.83 million, respectively, in Fiscal 2025, and EBITDA and Adjusted EBITDA loss of $31.25 million and $49.00 million, respectively, in Fiscal 2024. EBITDA and Adjusted EBITDA are non-GAAP financial measures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

In Fiscal 2026, we recorded a loss before income taxes of $120.94 million and $18.94 million for the mining and corporate segment, respectively. In Fiscal 2025, we recorded a loss before income taxes of $79.19 million and $11.25 million for the mining and corporate segment, respectively, compared to a loss before income taxes of $40.34 million and an income before taxes of $6.08 million for the mining and corporate segment, respectively, in Fiscal 2024. The increase in loss before income taxes for the mining segment was primarily attributable to the continued advancement of our uranium projects, including Burke Hollow Mine, Christensen Ranch Mine, Ludeman Project, Sweetwater Project and Roughrider Project, where we spent mineral property expenditures of $102.37 million, $66.06 million, and $32.38 million in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. Income or loss before income taxes for the corporate segment fluctuated across Fiscal 2026, Fiscal 2025 and Fiscal 2024, primarily due to variations in the sales volume, selling price and unit cost of sales of purchased uranium inventory, changes in the fair value of equity securities and other financial instruments, gain or loss from equity-accounted investments, and interest income.

Throughout Fiscal 2026, we continued ramping up mining activities, including at our Christensen Ranch Mine and our Burke Hollow Mine, where 211,942 pounds and 17,352 pounds of precipitated uranium and dried and drummed U3O8 were produced, respectively. We expect the ramp-up phase will continue while new production areas are being constructed in 2026 and 2027. In parallel, we continued to advance our Roughrider Project with resource expansions and accelerated the development program at our Ludeman Project. In addition, additional delineation drilling at our Sweetwater Project is underway. The rest of our uranium projects are expected to remain in a state of operational readiness and the relevant expenditures, which are directly related to regulatory/mine permit compliance, lease maintenance obligations and maintaining a necessary labor force, are being charged to our Consolidated Statement of Operations.

As of July 31, 2026, the aggregate carrying value of our uranium concentrates from extraction and purchased uranium was $73.54 million (July 31, 2025: $74.04 million).

Sales and Service Revenue

The table below provides a breakdown of our sales and service revenue and cost of sales and services for the periods indicated:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Sales of purchased uranium inventory	$37,250	$66,837	$-
Revenue from toll processing services	-	-	224
Total sales and service revenue	$37,250	$66,837	$224

Cost of purchased uranium inventory	$(20,355)	$(42,360)	$-
Cost of toll processing services	-	-	(187)
Total cost of sales and services	$(20,355)	$(42,360)	$(187)

During Fiscal 2026, we generated revenue of $37.25 million and had gross profit of $16.90 million from sales of 400,000 pounds of purchased uranium inventory at a weighted average price of $93.13 per pound, compared to revenue of $66.84 million and gross profit of $24.48 million from sales of 810,000 pounds of purchased uranium inventory at a weighted average price of $82.52 per pound in Fiscal 2025. The decrease in revenue resulted from lower sales volumes in Fiscal 2026. We did not engage in any sales activities during Fiscal 2024. Variations in sales of purchased uranium inventory are dependent on our cash position, prevailing market prices and the liquidity of the uranium market.

No uranium inventory produced from our Christensen Ranch Mine or Burke Hollow Mine was sold during Fiscal 2026 and Fiscal 2025.

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

We have not established proven or probable reserves, as defined by the SEC under S-K 1300, for any of our mineral projects. As a result, and despite the fact that we commenced extraction of mineralized materials at some of the ISR Mines, we remain an exploration stage issuer, as defined by the SEC. In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as we exit the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields and disposal wells, are expensed as incurred until such time that proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

The following table provides the nature of mineral property expenditures during the past three fiscal years:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Permitting and land payments	$9,296	$5,926	$5,600
Extraction readiness and mine site maintenance	12,042	15,107	5,464
Exploration	23,228	11,140	14,669
Development	57,799	33,891	6,650
Total	$102,365	$66,064	$32,383

During Fiscal 2026, exploration expenditures, such as drilling and initial economic assessments, were primarily spent on the following projects:

●	Burke Hollow Mine: $3.78 million (compared to Fiscal 2025: $2.86 million, Fiscal 2024: $5.23 million), respectively;
●	Roughrider Project: $13.51 million (compared to Fiscal 2025: $5.68 million, Fiscal 2024: $6.32 million), respectively; and
●	Sweetwater Project: $1.56 million (compared to Fiscal 2025: $0.60 million, Fiscal 2024: $nil), respectively.

During Fiscal 2026, development expenditures were primarily spent on the following projects:

●	Burke Hollow Mine: $16.99 million (compared to Fiscal 2025: $12.11 million, Fiscal 2024: $1.01 million), respectively;
●	Christensen Ranch Mine: $36.28 million (compared to Fiscal 2025: $17.19 million, Fiscal 2024: $2.64 million), respectively; and
●	Ludeman Project: $3.87 million (compared to Fiscal 2025: $0.85 million, Fiscal 2024: $nil), respectively.

During Fiscal 2026, permitting and land payment expenditures were primarily spent on the following projects:

●	Sweetwater Project: $3.78 million (compared to Fiscal 2025: $0.65 million, Fiscal 2024: $nil), respectively;
●	Burke Hollow Mine: $1.07 million (compared to Fiscal 2025: $0.96 million, Fiscal 2024: $0.78 million), respectively;
●	Christensen Ranch Mine: $0.80 million (compared to Fiscal 2025: $0.60 million, Fiscal 2024: $0.41 million), respectively; and
●	Roughrider Project: $0.31 million (compared to Fiscal 2025: $0.30 million, Fiscal 2024: $1.46 million), respectively.

During Fiscal 2026, extraction readiness and mine site maintenance expenditures were primarily spent on the following projects:

●	Christensen Ranch Mine: $4.27 million (compared to Fiscal 2025: $10.68 million, Fiscal 2024: $2.92 million, respectively);
●	Irigaray CPP: $3.81 million (compared to Fiscal 2025: $2.29 million, Fiscal 2024: $0.45 million, respectively);
●	Burke Hollow Mine: $1.22 million (compared to Fiscal 2025: $0.03 million, Fiscal 2024: $0.02 million, respectively); and
●	Hobson CPP: $1.77 million (compared to Fiscal 2025: $1.09 million, Fiscal 2024: $0.57 million, respectively).

The increase in permitting and land payments, as well as exploration and development expenditures, was primarily attributable to the continued advancement of our uranium projects. The decrease in extraction readiness and mine site maintenance expenditures from Fiscal 2025 to Fiscal 2026 reflects our progression into the second year of operations at our Christensen Ranch Mine, resulting in a reduction of these costs from $10.68 million in Fiscal 2025 to $4.27 million in Fiscal 2026.

General and Administrative

During Fiscal 2026, general and administrative (“G&A”) expenses totaled $34.47 million, compared to $27.26 million in Fiscal 2025 and $21.87 million in Fiscal 2024.  G&A expenses were comprised of the following for the periods indicated:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Salaries and management fees	$12,434	$9,960	$7,705
Office, investor communication and travel	7,080	5,197	4,088
Rent and property tax	903	561	674
Insurance	1,627	1,237	1,045
Foreign exchange gain	(78)	(100)	(151)
Professional fees	4,465	4,390	3,340
Sub-total	26,431	21,245	16,701
Stock-based compensation	8,041	6,015	5,172
Total general and administrative expenses	$34,472	$27,260	$21,873

The following summary provides a discussion of our major expense categories including analyses of the factors that caused significant variances from year-to-year:

●

During Fiscal 2026, salaries and management fees totaled $12.43 million, compared to $9.96 million during Fiscal 2025 and $7.71 million during Fiscal 2024, respectively. The increases were primarily the result of the expansion of our operations team and the hiring of additional mid-level management and office personnel to support our operational expansion and initiatives, as well as corporate-wide salary increases to adjust for inflation;

●

During Fiscal 2026, office expenses, including information technology and filing fees, investor communications and travel expenses totaled $7.08 million, compared to $5.20 million during Fiscal 2025 and $4.09 million during Fiscal 2024, respectively. The increases were primarily due to increased business activities and the expansion of our operations;

●

During Fiscal 2026, professional fees totaled $4.47 million, compared to $4.39 million during Fiscal 2025 and $3.34 million during Fiscal 2024, respectively. Professional fees were comprised primarily of legal services related to regulatory compliance and legal affairs, and for audit, accounting and tax compliance services. The overall increasing trend in professional fees was due to the growth in our business activities and the expansion of our operations; and

●

During Fiscal 2026 stock-based compensation expense totaled $8.04 million, compared to $6.02 million during Fiscal 2025 and $5.17 million during Fiscal 2024, respectively. Stock-based compensation includes the amortization of the fair value of stock options granted to optionees and the fair value of restricted stock units and performance based restricted stock units issued to directors, officers, employees and consultants under our Stock Incentive Plan. The stock-based compensation varies from year to year primarily as a result of changes in the amount of stock award expenses which were amortized on an accelerating basis, resulting in more expenses being recorded at the beginning of the vesting period than at the end.

Uranium refining and conversion project expenditures

During Fiscal 2026, we incurred $6.28 million (Fiscal 2025 and Fiscal 2024: $nil) in connection with the planning and evaluation of UR&C’s proposed uranium refining and conversion facility in the United States.

Depreciation, Amortization and Accretion

During Fiscal 2026, depreciation, amortization and accretion totaled $6.92 million, compared to $4.47 million during Fiscal 2025 and $2.18 million during Fiscal 2024, respectively. The increase in Fiscal 2026 was primarily due to the increase of property, plant and equipment and asset retirement obligations from the Sweetwater Acquisition.

Depreciation, amortization and accretion include depreciation and amortization of long-term assets acquired in the normal course of operations and accretion of asset retirement obligations.

Other Income and Expenses

Interest and Finance Costs

Interest and finance costs were comprised of the following:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Surety bond premium	$2,001	$1,400	$772
Other	71	46	55
Total	$2,072	$1,446	$827

The surety bond premiums resulted from the surety bonds related to our uranium mines and projects. The increases in surety bond premium in Fiscal 2026 and Fiscal 2025 were due to additional surety bonds associated with the Sweetwater Acquisition and the development of our Burke Hollow Mine.

Income (Loss) from Equity-Accounted Investment

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, income from the equity-accounted investment comprised of the following:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Share of income (loss)	$1,843	$(3,380)	$593
Gain on dilution of ownership interest	5,243	28	424
Total	$7,086	$(3,352)	$1,017

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, we recorded a gain on dilution of ownership interest in URC as a result of URC issuing more shares from its equity financing and pursuant to exercises of warrants and/or stock options. As at July 31, 2026, we had a 7.60% equity interest in URC compared to a 13.5% equity interest as at July 31, 2025 and a 14.8% equity interest as at July 31, 2024, respectively.

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, we recorded a share of URC’s income (loss) of $6.83 million, $(0.27) million and $2.03 million, respectively and a share of loss of JCU Canada Exploration Company Limited (“JCU”) of $4.99 million, $3.11 million and $1.44 million, respectively.

Loss on Revaluation of Subscription Receipts

On April 29, 2026, we acquired beneficial ownership of and control over 10,989,011 newly issued subscription receipts (each, a “Subscription Receipt”) of URC through a private placement at a price of $3.64 per Subscription Receipt, for an aggregate purchase price of $40.0 million. Each Subscription Receipt entitled us to receive, without additional consideration, one URC common share upon satisfaction of the applicable escrow release conditions by URC. On July 27, 2026, all escrow release conditions were satisfied by URC and the Subscription Receipts were converted into 10,989,011 URC common shares. The Subscription Receipts were remeasured at fair value on the date of conversion and, as a result, we recognized a loss of $9.9 million on the revaluation of the Subscription Receipts in Fiscal 2026.

Fair Value Gain (Loss) on Equity Securities

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, fair value gain (loss) on equity securities comprised of the following:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Unrealized and realized gain (loss) from common shares and warrants of public listed companies	$(10,484)	$(14,778)	$26,350
Unrealized gain (loss) from fair value changes in Anfield common shares	(7,026)	(3,273)	1,155
Total	$(17,510)	$(18,051)	$27,505

During Fiscal 2026, we recognized a realized gain of $0.23 million from the disposition of certain equity securities, with the remaining loss attributable to the revaluation of equity securities at the year end, compared to a realized loss of $14.37 million during Fiscal 2025. In Fiscal 2024, substantially all fair value gain or loss on equity securities were attributable to year-end revaluation at market values.

Interest income

Interest income totaled $15.58 million, $4.02 million and $2.63 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. The interest earned resulted from the investment in short-term deposits of cash proceeds received from our at-the-market offerings and our public offering during that period.

Liquidity and Capital Resources

(in thousands of U.S. dollars)	July 31, 2026	July 31, 2025
Cash and cash equivalents	$495,460	$148,930
Current assets	581,298	234,016
Current liabilities	33,685	26,433
Working capital	547,613	207,583

As at July 31, 2026, the total estimated reclamation costs for all of our projects were $93.92 million. We have secured $64.27 million of surety bonds as an alternate source of financial assurance for the estimated costs of our reclamation obligations, of which $1.89 million is funded and held as restricted cash for collateral purposes as required by the surety. We may be required at any time to fund the remaining $62.38 million or any portion thereof for a number of reasons including, but not limited to, the following: (i) the terms of the surety bonds are amended, such as an increase in collateral requirements; (ii) we are in default with the terms of the surety bonds; (iii) the surety bonds are no longer acceptable as an alternate source of financial assurance by the regulatory authorities; or (iv) the surety encounters financial difficulties. Should any one or more of these events occur in the future, it may have an adverse impact on our financial condition.

We have a history of operating losses resulting in an accumulated deficit balance since inception. We had an accumulated deficit balance of $543.87 million as at July 31, 2026. We may not achieve and maintain profitability or develop positive cash flow from our operations in the near term or at all. During Fiscal 2026, we received net proceeds of $529.96 million from our at-the-market offerings, public offerings, a flow-through share private placement and from exercises of our stock options. As at July 31, 2026, we had a working capital (current assets less current liabilities) of $547.61 million.

Historically, we have been reliant primarily on equity financings from the sale of our common stock in order to fund our operations. We have yet to achieve consistent profitability or develop consistent positive cash flow from operations. In recent periods, we have also generated cash through the sales from uranium inventories. Our reliance on equity is expected to continue for the foreseeable future and we may need to seek additional equity and/or debt financing in the future to manage our liquidity needs. The availability of such financing will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. There is no assurance that we will be successful in securing any form of additional financing when required and on terms favorable to us.

Our operations are capital intensive and future capital expenditures are expected to be substantial. Our anticipated operations, including exploration, pre-extraction and extraction activities, however, will be dependent on and may change as a result of our financial position, the market price of uranium and other considerations, and such changes may include accelerating, broadening, curtailing or reducing the pace or scope of our operations. Our ability to secure adequate funding for these activities will be impacted by our operating performance, other uses of cash, the market price of uranium, the market price of our common stock and other factors which may be beyond our control. Specific examples of such factors include, but are not limited to:

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

In the future we may make acquisitions of businesses or assets, enter into new lines of business, or make commitments to additional capital projects or strategic initiatives such as the uranium refining and conversion facility. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions of complementary businesses or assets, capital resources may be required. Depending on the size and nature of a transaction or new business, the capital resources that will be required can be substantial. The necessary resources will be generated from cash flow from operations, cash on hand, sales of inventories and securities, borrowing against our assets or the issuance of equity or debt securities.

Equity Financings

At-the-Market Offering

On November 16, 2022, we entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain other co-managers (collectively, the “2022 ATM Managers”). Under the 2022 ATM Offering Agreement, we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by us.

On December 20, 2024, we entered into an at-the-market offering agreement (the “2024 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain other co-managers (the “2024 ATM Managers”). Under the 2024 ATM Offering Agreement, we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $300 million through the 2024 ATM Managers selected by us.

On November 14, 2025, we entered into an at-the-market offering agreement (the “2025 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain other co-managers (collectively, the “2025 ATM Managers”). Under the 2025 ATM Offering Agreement, we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $600 million through the 2025 ATM Managers selected by us.

During Fiscal 2024, we issued 26,375,699 shares of our common stock under the 2022 ATM Offering Agreement for gross cash proceeds of $171.74 million. The total issuance costs were $3.86 million, all of which were related to compensation paid to the 2022 ATM Managers.

During Fiscal 2025, we issued 11,516,375 and 30,247,661 of our common stock under the 2022 ATM Offering Agreement and the 2024 ATM Offering Agreement for gross cash proceeds of $94.40 million and $197.95 million, respectively. The total issuance costs for stock sold under the 2022 ATM Offering Agreement and 2024 ATM Offering Agreement were $2.15 million and $4.45 million, respectively, which is comprised of a total compensation of $6.58 million paid to the 2022 ATM Managers and 2024 ATM Managers.

During Fiscal 2026, we issued 10,077,186 and 11,100,047 shares of our common stock under the 2024 ATM Offering Agreement and the 2025 ATM Offering Agreement for gross cash proceeds of $101.97 million and $190.64 million, respectively. The total issuance costs for stock sold under the 2024 ATM Offering Agreement and 2025 ATM Offering Agreement were $2.29 million and $3.82 million, respectively, all of which were related to compensation paid to the 2024 ATM Managers and the 2025 ATM Managers.

Subsequent to July 31, 2026, the Company did not issue any shares of its’ common stock under the 2025 ATM Offering Agreement.

Public Offering

On October 6, 2025, we completed a public offering of 15,500,000 shares of our common stock at a price of $13.15 per share, resulting in gross proceeds of $203.83 million. On October 9, 2025, the underwriter exercised its over-allotment option to purchase an additional 2,325,000 shares of common stock at the same offering price, providing additional gross proceeds to us of $30.57 million. The total issuance costs were $2.79 million pursuant to the public offering and the over-allotment purchase.

Private Placement

On October 2, 2025, we completed a private placement offering of 575,000 shares of our common stock issued as “flow through shares” (the “FT Shares”), as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million. The proceeds have been used to fund certain qualifying Canadian exploration expenditures, as defined in the Income Tax Act (Canada), at our Roughrider Project located in Saskatchewan, Canada.

Operating Activities

During Fiscal 2026, net cash used in operating activities totaled $98.56 million, which was primarily related to mineral property expenditures of $102.37 million, G&A expenses excluding stock-based compensation of $26.43 million, uranium refining and conversion project expenditures of $6.28 million, and changes in operating assets and liabilities, partially offset by a gross profit of $16.90 million from the sale of purchased uranium inventory.

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

Financing Activities

During Fiscal 2026, net cash provided by financing activities totaled $526.88 million, comprised primarily of net proceeds of $529.96 million from our common stock sold under the 2024 ATM Offering Agreement and 2025 ATM Offering Agreement, public offering and private placement of FT shares, as well as from the exercises of stock options, partially offset by payments of $3.08 million for tax and withholdings upon settlement of equity awards on a forfeiture basis.

During Fiscal 2025, net cash provided by financing activities totaled $284.84 million, from net cash of $287.51 million from our common stock sold under the 2022 ATM Offering Agreement and 2024 ATM Offering Agreement, and the exercises of stock options and share purchase warrants, offset by payments of $2.67 million for tax and withholdings upon settlement of equity awards on a forfeiture basis.

During Fiscal 2024, net cash provided by financing activities totaled $173.08 million, from net cash of $176.71 million from our common stock sold under the  2022 ATM Offering Agreement and the exercises of stock options and share purchase warrants, offset by payments of $3.63 million for tax and withholdings upon settlement of equity awards on a forfeiture basis.

Investing Activities

During Fiscal 2026, net cash used in investing activities totaled $89.09 million, mainly related to investment in equity securities of $40.43 million, investment in URC of $40.00 million, the purchase of property, plant and equipment of $8.78 million and cash used for capital contributions to JCU of $1.05 million, partially offset by proceeds from the sale of equity securities of $1.17 million.

During Fiscal 2025, net cash used in investing activities totaled $157.03 million, primarily comprised of cash used for the Sweetwater Acquisition  of $179.60 million, the purchase of property, plant and equipment of $5.48 million, the purchase of equity securities and an additional interest in Anfield for a total of $25.70 million, capital contributions to JCU of $0.54 million and investment in mineral rights and properties of $0.22 million, partially offset by proceeds from the sale of equity securities of $54.44 million.

During Fiscal 2024, net cash used in investing activities totaled $24.64 million, primarily comprised of cash used for investment in equity securities of $12.12 million, the purchase of an additional interest in URC of $9.24 million, capital contributions to JCU of $2.88 million, investment in mineral rights and properties of $1.44 million and the purchase of property, plant and equipment of $1.99 million, offset by proceeds from the sale of equity securities of $3.01 million.

Stock Options

As at July 31, 2026, we had 3,366,053 stock options outstanding at a weighted-average exercise price of $3.03 per share. As at July 31, 2026, we had in-the-money stock options outstanding representing 3,246,053 shares at a weighted-average exercise price of $2.78 per share, issuable for gross proceeds of approximately $9.04 million should these stock options be exercised in full on a cash basis. The exercise of these stock options is at the discretion of their respective holders and, accordingly, there is no assurance that any of these stock options will be exercised in the future.

Plan of Operations

In August 2024, we restarted uranium extraction at our fully permitted, and past producing, Christensen Ranch Mine ISR operation in Wyoming. Production process at our Burke Hollow Mine ISR operation was also commenced in April 2026. We expect the ramp-up phase will continue while new production areas are being constructed at our Christensen Ranch Mine and our Burke Hollow Mine in 2026 and 2027. We will hire additional personnel for future wellfield development and expand extraction at the Christensen Ranch Mine and Burke Hollow Mine in Fiscal 2027. Our Palangana Mine is expected to continue operating at a reduced pace, including the deferral of major pre-extraction expenditures, and to remain in a state of operational readiness. In addition, we will continue construction of the ion-exchange facility and production area at our Ludeman Project, along with advancing wellfield pattern planning and assessing refurbishment requirements for our Sweetwater Project. Concurrently, we will continue to advance our Roughrider Projects, carry out additional exploration activities as required across our remaining project portfolio, and pursue the feasibility of developing a new uranium refining and conversion facility in the United States through UR&C.

Material Contractual and Other Obligations

As at July 31, 2026, our significant payment obligations over the next five years and beyond are as follows:

(in thousands of U.S. dollars)	Payment Due by Period
Contractual and Other Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Asset Retirement Obligations	$93,918	$1,678	$5,298	$12,489	$74,453
Operating Lease Obligations	2,947	612	1,032	577	726
Total	$96,865	$2,290	$6,330	$13,066	$75,179

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

The non-GAAP financial measures presented below are intended to provide supplemental information and do not have standardized meanings prescribed by U.S. GAAP. Accordingly, these measures may not be comparable to similarly titled measures presented by other companies. Non-GAAP financial measures should not be considered in isolation or as substitutes for financial measures prepared in accordance with U.S. GAAP.

EBITDA and Adjusted EBITDA

Management uses EBITDA and Adjusted EBITDA to evaluate operating performance and compare our results across periods. Adjusted EBITDA includes adjustments for certain items that management believes are not indicative of our core operating performance or that may have a disproportionate effect on our results for a particular period.

EBITDA and Adjusted EBITDA do not represent, and should not be considered alternatives to, net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance or liquidity determined in accordance with U.S. GAAP.

We believe that EBITDA and Adjusted EBITDA provide useful supplemental information to investors and other users of its financial statements by facilitating an evaluation of our underlying operating performance and enhancing comparability between periods. However, because the calculation of these measures may differ among companies, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Net loss as reported for the year (1)	$(137,311)	$(87,656)	$(29,221)
Deferred tax recovery	(2,572)	(2,779)	(5,034)
Depreciation, amortization and accretion	6,921	4,474	2,183
Interest expenses and finance costs	2,072	1,446	827
EBITDA	(130,890)	(84,515)	(31,245)
Adjustments:
Share-based compensation included in general and administrative expenses	8,041	6,015	5,172
Loss on revaluation of Subscription Receipts	9,890	-	-
(Gain) loss on revaluation of derivative liabilities	-	(1,706)	8,226
Fair value (gain) loss on equity securities	17,510	18,051	(27,505)
(Income) loss from equity-accounted investment	(7,086)	3,352	(1,017)
Interest income	(15,578)	(4,022)	(2,629)
Adjusted EBITDA	$(118,113)	$(62,825)	$(48,998)

Adjusted EBITDA loss increased from $49.00 million in Fiscal 2024 to $62.83 million in Fiscal 2025, and further to $118.11 million in Fiscal 2026. This increase was primarily attributable to the fluctuation in gross profit, which was $0.04 million in Fiscal 2024, $24.48 million in Fiscal 2025, and $16.90 million in Fiscal 2026, driven mainly by variations in the sales volume, selling price and unit cost of sales of purchased uranium inventory. The higher Adjusted EBITDA loss also reflects increased mineral property expenditures, as discussed below, as well as project expense of $6.28 million incurred in Fiscal 2026 in connection with the planning and evaluation of UR&C’s proposed uranium refining and conversion facility in the United States.

(1) Net loss for the year included mineral property expenditures of $102.37 million, $66.06 million and $32.38 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. These expenditures primarily related to exploration and development activities supporting our growth investments in our uranium projects, totaling to $81.03 million, $45.03 million and $21.32 million during Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. The remaining mineral property expenditures were associated with the holding and maintenance of our mineral projects and primarily comprised of permitting and land payments, together with extraction readiness and mine site maintenance costs, totaling to $21.34 million, $21.03 million and $11.06 million in Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

We have not established proven or probable reserves, as defined by the SEC under S-K 1300, for any of our mineral projects. In accordance with U.S. GAAP, expenditures relating to exploration activities, such as drill programs to establish mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields and disposal wells, are expensed as incurred until such time that proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

Uranium Production Cost

Management uses Total Cash Cost per Pound, Total Non-Cash Cost per Pound and Total Cost per Pound as non-GAAP financial measures to evaluate the operating performance and production efficiency of our uranium extraction activities and to analyze production-cost trends between periods.

Total Cash Cost per Pound is calculated as additions to in-process inventory and uranium concentrates from extraction, excluding depreciation, depletion and amortization, for the applicable period divided by the quantity, in pounds, of precipitated uranium and dried and drummed U₃O₈ produced during the period.

Total Non-Cash Cost per Pound represents depreciation, depletion and amortization included in additions to in-process inventory and uranium concentrates from extraction for the applicable period divided by the quantity, in pounds, of precipitated uranium and dried and drummed U₃O₈ produced during the period.

Total Cost per Pound is calculated as additions to in-process inventory and uranium concentrates from extraction for the applicable period divided by the quantity, in pounds, of precipitated uranium and dried and drummed U₃O₈ produced during the period.

Cash Production Cost per Pound is calculated as Total Cash Cost per Pound excluding Production-Based Royalties, Ad Valorem and Severance Tax per Pound.

Production-Based Royalties, Ad Valorem and Severance Tax per Pound, which is a component of Total Cash Cost per Pound, is calculated as production-based royalties and ad valorem and severance taxes accrued for the applicable period divided by the quantity, in pounds, of precipitated uranium and dried and drummed U₃O₈ produced during the period. Production‑Based Royalties, Ad Valorem and Severance Tax per Pound does not include royalties on sales, which will be recognized as part of cost of sales in future periods when the uranium concentrates are sold.

We believe these measures provide investors and other stakeholders with useful supplemental information regarding the cost and efficiency of our uranium production activities and facilitates comparisons of production performance between periods. These measures do not have standardized meanings prescribed by U.S. GAAP and may not be comparable to similarly titled measures reported by other mining companies. They should not be considered in isolation or as substitutes for cost of sales, gross profit, net income or loss, cash flows from operating activities or other measures determined in accordance with U.S. GAAP.

Because uranium produced during a period may remain in in-process or finished-goods inventory at the end of that period, these non-GAAP measures may differ from the costs recognized in cost of sales and may not correspond to the uranium sales or revenue recognized during the same period. Total Cost per Pound incurred during the ramp-up phase is not necessarily indicative of the results that may be achieved once the operation attains a steady-state level of production.

The following table reconciles Cash Production Costs, being the additions to in-process inventory and uranium concentrates from extraction for the period (excluding depreciation, depletion and amortization), to Cash Production Cost per Pound, Total Cash Cost per Pound, Total Non-Cash Cost per Pound and Total Cost per Pound for the periods presented.

		Year Ended July 31,
(in thousands of U.S. dollars, except cost per pound)		2026	2025

Cash Production Costs	A	$6,338	$2,803
Add
Production-Based Royalties		316	189
Ad Valorem and Severance Tax		1,197	599
Total Production-Based Royalties and Taxes	B	1,513	788
Total Cash Costs	C=A+B	$7,851	$3,591
Add
Depreciation, depletion and amortization		1,306	1,141
Total Non-Cash Costs	D	$1,306	$1,141

Total Costs	E=C+D	$9,157	$4,732

Precipitated Uranium and Dried and Drummed Uranium Concentrate (pounds)	F	229,294	129,966

Cash Production Costs Per Pound	G=A/F	$27.64	$21.57
Production-Based Royalties, Ad Valorem and Severance Tax Per Pound	H=B/F	6.60	6.06
Total Cash Cost Per Pound		$34.24	$27.63
Total Non-Cash Cost Per Pound	I=D/F	5.70	8.78
Total Cost Per Pound	J=G+H+I	$39.94	$36.41

Growth Capital Deployed

Management uses Growth Capital Deployed, a non-GAAP measure, in reviewing the allocation of capital to growth initiatives, including to execute our strategy, advance our projects and expand our strategic investments. Net Strategic Capital Deployed is calculated as the sum of (i) net cash used in investing activities, excluding (ii) purchase of property, plant and equipment, which is included in the reconciliation for the Project Development Capital below, and (iii) proceeds from sale of equity securities and disposition of assets. Because it is net of these disposition and securities-sale proceeds, Net Strategic Capital Deployed represents the net capital deployed to our long-term strategic investments in our mineral properties and company equities in the applicable period. Project Development Capital represents the spending at our uranium operations with goal of increasing and expanding operation levels and developing new mine units. They are calculated as the sum of (i) purchase of property, plant and equipment, and (ii) exploration and development expenditures, each a component of mineral property expenditures. Growth Capital Deployed is calculated as the sum of Net Strategic Capital Deployed and Project Development Capital.

Our management utilizes these measures to determine capital allocation strategies. We believe these measures are useful to investors because they illustrate the proportion of capital allocated to growth related activities. Growth Capital Deployed, Net Strategic Capital Deployed and Project Development Capital are non-GAAP financial measures that do not have any standardized meaning prescribed by U.S. GAAP, and our method of calculating these measures may differ from the methods used by other companies and, accordingly, they may not be comparable to similarly titled measures presented by other companies. These measures are intended to provide supplemental information and should not be considered in isolation or as a substitute for, or superior to, measures of financial performance or liquidity prepared in accordance with U.S. GAAP, including net income or loss and cash flows from investing activities, and should be read in conjunction with our consolidated financial statements prepared in accordance with U.S. GAAP.

The following table reconciles Growth Capital Deployed to the applicable line items in our annual audited consolidated financial statements for the periods presented:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025		2024

Net Cash Used In Investing Activities	$89,089	$157,029	(1)	$24,641
Purchase of property, plant and equipment	(8,783)	(5,480)		(1,988)
Proceeds from sale of equity securities	1,168	54,438		3,008
Proceeds from disposition of assets	6	59		8
Net Strategic Capital Deployed	81,480	206,046		25,669

Purchase of property, plant and equipment	8,783	5,480		1,988
Mineral property exploration expenditures	23,228	11,140		14,669
Mineral property development expenditures	57,799	33,891		6,650
Project Development Capital	89,810	50,511		23,307

Growth Capital Deployed	$171,290	$256,557	(1)	$48,976

(1) Included $179.60 million paid for the Sweetwater Acquisition.

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

We have established the existence of mineralized materials for certain uranium projects, including our ISR Mines, and our Red Desert, Green Mountain, Roughrider and Christie Lake Projects. We have not established proven or probable reserves, as defined by S-K 1300, through the completion of a “final” or “bankable” feasibility study for any of the uranium projects we operate, including our ISR Mines. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing in-situ recovery mining, such as our ISR Mines. As a result, and despite the fact that we commenced extraction of mineralized materials at some of our ISR Mines, we remain an exploration stage issuer, as defined by the SEC, and will continue to remain as an exploration stage issuer until such time proven or probable reserves have been established.

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

Companies in the production stage, as defined by the SEC, having established proven and probable reserves and exited the exploration stage, typically capitalize ongoing development expenditures, with corresponding depletion calculated over reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. Because we are in the exploration stage and expense the ongoing development expenditures as incurred, we report larger losses than if we would have been in the production stage. Additionally, there would be no corresponding depletion allocated to future reporting periods since those costs had been expensed previously, resulting in lower inventory costs and cost of goods sold and higher gross profits and lower losses than if we would have been in the production stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, our consolidated financial statements may not be directly comparable to the financial statements of companies in the production stage.

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

Impairment of Long-lived Assets

Long-lived assets including mineral rights and property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices and material adverse changes relating to our legal rights to its mineral rights and properties; (iii) significant increase in reclamation costs and accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; (iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparing the carrying value to the future undiscounted cash flows expected to be generated by the assets. When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require us to reclaim the surface areas and restore underground water quality to the pre-existing quality or class of use after the completion of mining. We recognize the present value of the future restoration and remediation costs as an asset retirement obligation (each, an “ARO”) in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

AROs consist of estimated final well closure, plant and equipment decommissioning and removal and environmental remediation costs to be incurred by us in the future. The AROs are estimated based on the current costs escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The AROs are capitalized as part of the costs of the underlying assets and amortized over its remaining useful life. The AROs are accreted to an undiscounted value until they are settled.  The accretion expenses are charged to earnings and the actual retirement costs are recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Stock-based Compensation

We measure stock-based awards at fair value on the date of the grant and expense the awards in our Consolidated Statements of Operations over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes Valuation Model. The fair value of restricted stock units is determined using the price of the shares of our common stock at the date of grant.  The fair value of performance based restricted stock units is determined using a Monte Carlo Simulation Model. Stock-based compensation expense related to stock awards is recognized over the requisite service period on a graded vesting basis. Forfeitures are accounted for as they occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks includes, but is not limited to, equity price risk, uranium price risk and foreign currency risk.

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

In addition, we have investment in equity securities, which include common shares and warrants of publicly listed companies. Movements in the price of these equity securities have been volatile in the past and may continue to be volatile in the future. With all other variables held constant, our loss before income taxes would decrease or increase by $5.02 million if the price of these equity securities increase or decrease by 10%.

Uranium Price Risk

We are subject to market risk related to the market price of uranium. As of July 31, 2026, we had no uranium purchase or sale agreements in place. Since future sales of uranium concentrates are expected to generally occur through the uranium spot market, fluctuations in the market price of uranium would have a direct impact on our revenue, results of operations and cash flows. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our uranium price exposure to manage our uranium price risk.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The consolidated financial statements and related information as listed below for the fiscal year ended July 31, 2026 are included in this Annual Report beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm (PCAOB ID 271);
●	Consolidated Balance Sheets;
●	Consolidated Statements of Operations and Comprehensive Loss;
●	Consolidated Statements of Cash Flows;
●	Consolidated Statements of Stockholders’ Equity; and
●	Notes to the Consolidated Financial Statements.

Supplementary Financial Information

The selected unaudited financial data for each of the quarters for the two most recent fiscal years are presented below:

	For the Quarters Ended
(in thousands of U.S. dollars)	July 31, 2026	April 30, 2026	January 31, 2026	October 31, 2025
Sales and service revenue	$17,050	$-	$20,200	$-
Gross profit	6,867	-	10,028	-
Net loss	(60,689)	(52,344)	(13,937)	(10,341)
Total comprehensive loss	(65,314)	(53,041)	(7,745)	(12,873)
Basic and diluted loss per share	(0.12)	(0.11)	(0.03)	(0.02)
Total assets	1,511,193	1,538,056	1,532,648	1,428,508

	For the Quarters Ended
(in thousands of U.S. dollars)	July 31, 2025	April 30, 2025	January 31, 2025	October 31, 2024
Sales and service revenue	$-	$-	$49,750	$17,087
Gross profit	-	-	18,226	6,251
Net loss	(27,052)	(30,212)	(10,234)	(20,158)
Total comprehensive income (loss)	(27,559)	(19,796)	(19,003)	(21,886)
Basic and diluted income (loss) per share	(0.06)	(0.07)	(0.02)	(0.05)
Total assets	1,107,653	1,007,810	981,957	917,798

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.  Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002. Our internal control over financial reporting is a process designed by and under the supervision of our Principal Executive Officer and Principal Financial Officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of July 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, as of July 31, 2026, our internal control over financial reporting was effective.

The independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on our internal control over financial reporting which appears herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fourth fiscal quarter for the fiscal year ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During our fourth quarter ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers and their respective ages as of September 15, 2026 are as follows:

Name	Age	Position
Amir Adnani	48	President, CEO, Principal Executive Officer and Director
Spencer Abraham	74	Chairman (non-executive) and Director
David Kong	80	Director
Vincent Della Volpe	84	Director
Gloria Ballesta	51	Director
Trecia Canty	57	Director
Josephine Man	52	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer
Scott Melbye	64	Executive Vice President
Brent Berg	55	Senior Vice President, U.S. Operations

The following describes the business experience of each of our directors, including other current directorships held in reporting companies.

Amir Adnani. Amir Adnani is our founder and has served as our President and Chief Executive Officer and as a director since January 2005.

Over the past two decades under his leadership, we have become one of America’s largest and fastest growing uranium companies, with the largest uranium resource base and licensed production capacity in the United States, and one of the most extensive land and resource portfolios in Canada’s Athabasca Basin.

Since April 2025, Mr. Adnani has been a member of the Board of Management of the World Nuclear Association, contributing to governance, policy and strategy development. Mr. Adnani has represented the industry in key world forums and has given a variety of presentations at prominent industry conferences organized by the International Atomic Energy Agency, World Nuclear Fuel Market and the Milken Institute. He is a frequent contributor to the business media, including CNBC, The Wall Street Journal, Bloomberg and Fox Business News.

Mr. Adnani is the founder and Co-Chairman of GoldMining Inc. (TSX: GOLD and NYSE American: GLDG) and founder and Chairman of Uranium Royalty Corp. (Nasdaq: UROY). Mr. Adnani was also a founder of Gold Royalty Corp. (“GRC”) (NYSE American: GROY), a gold royalty company where he served as a director from November 2020 to March 2023.

Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia and was a director of the Alumni Association of the University of British Columbia from 2015 to 2021.

We believe that Mr. Adnani’s involvement with us since our inception and his business and uranium industry experience qualify him to serve as a director.

Spencer Abraham. Spencer Abraham has served as our Chairman (non-executive) of our Board since March 2017. Mr. Abraham served as our Executive Chairman from October 2015 to March 2017 and as the Chairman of our Advisory Board from December 2012 to October 2015.

Mr. Abraham is the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. President George W. Bush selected Mr. Abraham as the tenth Secretary of Energy of the United States in 2001. During his tenure at the Energy Department from 2001 to 2005, Mr. Abraham developed policies and regulations to ensure the nation’s energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy and nuclear energy policy, developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries, and led the landmark nuclear nonproliferation highly enriched uranium program between the United States and Russia. Mr. Abraham served as a United States Senator for the State of Michigan from 1995 to 2001. At a time when the Trump Administration and U.S. Congress are considering significant issues pertaining to the U.S. uranium mining sector, Mr. Abraham’s expertise in the public policy arena is especially valuable and he is very actively involved in working with us to address these matters.

Mr. Abraham has served as a director of Two Harbors Investment Corp. (NYSE: TWO) since May 2014, as a director of PBF Energy Inc. (NYSE: PBF) since October 2012, and served as a director of NRG Energy, Inc. (NYSE: NRG) from December 2012 to April 2026. Previously, Mr. Abraham served as a director of Occidental Petroleum Corporation, as the U.S. Chairman of Areva Inc., the North American subsidiary of Areva, and on the boards of several other public and private companies.

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

David Kong. David Kong has served on our Board since January 2011 and served as our lead independent director from June 2016 to May 2024. Mr. Kong is the Chairperson of our Board’s Audit Committee and is a member of our Board’s Compensation Committee, Nominating and Corporate Governance Committee and Sustainability Committee.

Mr. Kong has served as a director of GoldMining Inc., a public company listed on the Toronto Stock Exchange (the “TSX”) and the NYSE American, since October 2010, as a director of Silvercorp Metals Inc., a public company listed on the TSX and the NYSE American, from November 2011 to September 2023, and as a director of New Pacific Metals Corp., a public company listed on the TSX and the NYSE American, from November 2010 to December 2022.

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

Vincent Della Volpe. Vincent Della Volpe has served on our Board since July 2007 and is the Chairperson of our Board’s Compensation Committee and a member of our Board’s Audit Committee and Nominating and Corporate Governance Committee.

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

Gloria Ballesta. Gloria Ballesta has served on our Board since July 2018 and is the Chairperson of our Board’s Nominating and Corporate Governance Committee and a member of our Board’s Audit Committee, Compensation Committee and Sustainability Committee.

Ms. Ballesta has served as the Chief Executive Officer of Camglo Management SAS, a private company providing software security solutions, since December 2023, and has served as a director of GoldMining Inc., a public company listed on the TSX and the NYSE American, since August 2010. Ms. Ballesta served as the Chief Executive Officer of Content Mode SAS, a contact center based in Colombia, from January 2016 to December 2023. Ms. Ballesta has experience managing administrative and compliance procedures for spin-offs, take-overs and financings of various public companies. Ms. Ballesta holds an LLB (Hons.) from the CEU Cardenal Herrera University in Spain and a Master’s degree in Marketing and Business Management from ESIC School of Business in Spain.

We believe that Ms. Ballesta’s significant international experience and experience serving as an independent director for other reporting companies qualify her to serve as a director.

Trecia Canty. Trecia Canty has served on our Board since March 2023 and is the Chairperson of our Board’s Sustainability Committee.

Ms. Canty has over 25 years of experience in finance, strategic transactions, corporate governance, compliance, enterprise risk and environmental, social and governance (ESG) and has extensive energy industry experience, including exploration and production, public utilities, pipelines and related businesses in the United States and Canada. Since 2015, Ms. Canty has served as the Senior Vice President, General Counsel and Corporate Secretary and a member of the Executive Committee of PBF Energy Inc. (NYSE: PBF), a Fortune 200 company that is one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. Ms. Canty is a graduate of Dartmouth College and received a Master’s degree in Public Affairs from Princeton University’s School of International and Public Affairs and a Juris Doctor from Columbia University’s School of Law.

We believe that Ms. Canty’s extensive legal, regulatory and senior leadership experience in the energy industry qualifies her to serve as a director.

The following describes the business experience of each of our non-director executive officers:

Josephine Man. Josephine Man has served as our Chief Financial Officer, Treasurer and Secretary since October 2024. Ms. Man has over 29 years of experience in financial reporting, corporate finance, mergers and acquisitions, and risk management. Previously, from 2018 to 2025, Ms. Man served as Chief Financial Officer of URC where she was responsible for leading all finance functions and risk management, and served as Corporate Secretary from 2024 to 2025 and from 2019 to 2023. From 2020 to 2022, Ms. Man served as Chief Financial Officer of GRC. From 2010 to 2013, Ms. Man was an audit partner with EY (formerly Ernst & Young LLP) in Vancouver. Ms. Man is a Chartered Professional Accountant, Certified Public Accountant (Washington) and Certified Public Accountant (Hong Kong). Ms. Man holds a Bachelor of Business Administration from Simon Fraser University and a Master of Business Administration from the University of British Columbia.

Scott Melbye. Scott Melbye has served as our Executive Vice President since September 2014. Mr. Melbye is a 43-year veteran of the nuclear energy industry having held key leadership positions in major global uranium mining companies and various industry organizations. He has passionately promoted the growth and competitiveness of the nuclear fuel cycle in supporting nuclear power as a clean, affordable and reliable source of energy to meet the world’s ever-expanding needs.

As our Executive Vice President, Mr. Melbye is responsible for the uranium marketing and sales function and is a key contributor towards the achievement of our strategic growth objectives. Mr. Melbye currently serves as the Chief Executive Officer, President and a director of URC. Previously, Mr. Melbye served as the Vice President, Commercial at Uranium Participation Corporation (now Sprott Physical Uranium Trust) from 2014 to 2018, and concurrently served as an advisor, to the Chairman of Kazatomprom, the world’s leading uranium producer in Kazakhstan, guiding their business transformation process as it related to marketing and sales strategy. Through June 2014, Mr. Melbye was Executive Vice President, Marketing for Uranium One, responsible for global sales activities, where he expanded that company’s forward book, particularly in the emerging markets of the United Arab Emirates and China. He also supported the global investor-relations efforts of the Chief Executive Officer during the time that Uranium One was publicly traded on the TSX.

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

Brent Berg. Brent Berg has served as our Senior Vice President, U.S. Operations since March 2024. Mr. Berg is a highly qualified mining and mineral processing professional with over 29 years of experience in the minerals industry, including more than 23 years in uranium production in the U.S. and Canada. Mr. Berg is the former President of Cameco Resources, where he led Cameco’s U.S. uranium ISR operations in Wyoming and Nebraska. This experience included management and oversight of Cameco’s ISR facilities and the successful start-up and operation of its North Butte satellite ISR operation in Wyoming. Under his management, U.S. production reached over 2.6 million pounds prior to Cameco curtailing production due to market conditions. Mr. Berg also has extensive open pit and underground mining experience, including Cameco’s Key Lake, McArthur River and Rabbit Lake operations.

Most recently, Mr. Berg was the President and Chief Executive Officer of Rare Element Resources Ltd. from November 2022 to March 2024, where he was responsible for overall day-to-day management and operation of that company, including its strategic, financial and operational leadership. Prior to Rare Element Resources Ltd., Mr. Berg was the General Manager of Florence Copper Inc. from April 2020 through November 2022, an in-situ copper recovery project located in Arizona, where he was responsible for leading and overseeing all site activities, including operations, environment, health and safety, permitting and regulatory compliance. Mr. Berg is a Professional Engineer with a B.A.Sc. in Regional Environmental Systems Engineering from the University of Regina and an MBA from the University of Regina. In 2023, Mr. Berg completed a Master of Legal Studies, Magna Cum Laude, from the University of Arizona, with a focus on mining law and policy.

Term of Office

Pursuant to our Bylaws, as amended, all of our directors hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Our officers are appointed by our Board and hold office until their successors are appointed and qualified.

Audit Committee

Our Board has established an Audit Committee that has been structured to comply with Rule 10A-3 under the Exchange Act. Our Audit Committee is comprised of David Kong, Vincent Della Volpe and Gloria Ballesta, all of whom meet the applicable independence standards of the SEC and the NYSE American for audit committee membership. Mr. Kong is the Chairperson of the Audit Committee. Our Board has determined that Mr. Kong satisfies the criteria for an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

Code of Business Conduct

We have adopted a Code of Business Conduct for Directors, Officers and Employees (the “Code”) that applies to all of our directors, officers and employees. Our Code describes the legal, ethical and regulatory standards that must be followed by our directors, officers and employees and sets forth high standards of business conduct applicable to each of them. As adopted, our Code sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of our Code to the appropriate person or persons identified in our Code; and

●	accountability for adherence to our Code.

A copy of our Code can be viewed on our website at www.uraniumenergy.com/about/corporate-governance. Any waivers of our Code for executive officers and directors or any change to our Code that applies to executive officers or directors may be made only by our Board. In the event we determine to amend certain provisions of our Code, or the Board grants any waivers of its requirements for any of our directors or executive officers, we intend to disclose such amendments or waivers on our website within four business days of such amendment or waiver.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the copies of such reports filed with the SEC and written representations from our directors and executive officers that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis during Fiscal 2026.

Insider Trading Arrangements and Policies

Our Board has adopted an Insider Trading Compliance Policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and those of our subsidiaries, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to us. Our Insider Trading Compliance Policy does not govern transactions by the Company in its own securities; any such transactions are conducted in compliance with applicable securities laws, rules and regulations, and the listing standards applicable to us, and are subject to the oversight and approval of our Board of Directors. A copy of our Insider Trading Compliance Policy is included at Exhibit 19.1 to this Annual Report.

We have also adopted an Anti-Hedging and Anti-Pledging Policy, Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”) and Stock Ownership Guidelines. Please see “Item 11. Executive Compensation” for further details.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

Our Board has established a Compensation Committee that operates under a written charter approved by our Board. Our Compensation Committee is comprised of Vincent Della Volpe, David Kong and Gloria Ballesta. Mr. Della Volpe is the Chairperson of our Compensation Committee. All of the members of our Compensation Committee meet the compensation committee independence standards of the NYSE American. Our Board has determined that none of our Compensation Committee members have any material business relationships with us. The independence of the Compensation Committee members is re-assessed regularly by the Company.

Our Compensation Committee of our Board is responsible for overseeing our executive and director compensation.

The responsibilities of our Compensation Committee, as stated in its charter, include the following:

●	review and approve our compensation guidelines and structure;

●	review and approve on an annual basis the corporate goals and objectives with respect to compensation for the CEO and our other executive officers;

●

evaluate on an annual basis each of our executive officer’s individual performance in light of the goals and objectives referred to above and, based upon such evaluations, determine and recommend for approval by the Board each executive officer’s annual compensation, including base compensation, bonus, incentive and equity compensation; and

●	periodically review and make recommendations to our Board regarding the compensation of non-executive directors.

Our Compensation Committee is responsible for developing the executive compensation philosophy and reviewing and recommending to our Board for approval all compensation policies and compensation programs for our executive team.

Independent Compensation Advisor

Our Compensation Committee retains on an annual basis an independent compensation advisor to provide advice on the structure and levels of compensation for our executive officers and directors and to undertake a comprehensive review of our incentive plans. In Fiscal 2026, our Compensation Committee retained Global Governance Advisors (“GGA”) to provide independent compensation advice to our Compensation Committee and to our Board. GGA is an internationally recognized, independent advisory firm that provides counsel to boards of directors on matters relating to executive compensation and governance and has significant experience in the mining sector. GGA is retained to continually review the compensation levels for our executive officers and directors and short- and long-term incentive plans, and to evaluate and make recommendations based on competitive market trends on our overall executive and director compensation philosophy, objectives and approach.

GGA’s services in Fiscal 2026 included:

●	compensation philosophy validation;

●	peer group review;

●	executive compensation review and recommendations for our CEO, Chief Financial Officer, Executive Vice President and Senior Vice President, U.S. Operations;

●	review and design of our annual non-equity incentive plan;

●	review and design of our equity incentive plan, including performance criteria and vesting conditions;

●	non-executive director compensation review; and

●	review of our compensation discussion and analysis included herein.

In Fiscal 2026, with the recommendations put forth by GGA (the “GGA Recommendations”), our Compensation Committee maintained the following general principles in determining our executive and non-executive director total compensation plans.

We recognize that people are our primary asset and our principal source of establishing a competitive advantage. In order to recruit, motivate and retain the most qualified individuals as senior executive officers, we strive to maintain an executive compensation program that is competitive in the mining industry, which is a competitive, global labor market.

Our Compensation Committee’s objective is to establish a compensation program that is designed to align with industry trends and attract and retain the best available talent while efficiently utilizing available resources, while also aligning management’s compensation with the long-term interests of our stockholders. These objectives are achieved primarily through base compensation, short-term non-equity incentive compensation and long-term equity compensation designed to be competitive with comparable companies. In determining executive management’s compensation, our Compensation Committee also takes into consideration our performance and financial condition.

In order to accomplish our goals and to ensure that our executive compensation program is consistent with our direction and business strategy, the compensation program for our senior executive officers is based on the following objectives:

●	to attract, motivate, retain and reward a knowledgeable and driven management team and to encourage them to attain and exceed performance expectations within a calculated risk framework; and

●	to reward each executive based on individual and corporate performance and to incentivize such executives to drive our current growth and sustainability objectives.

The following key principles guide our overall compensation philosophy:

●	compensation is designed to align executives to the critical business issues facing us;

●	compensation should be fair and reasonable to stockholders and be set with reference to similar positions of comparable companies;

●

a substantial portion of total compensation is at risk and linked to individual efforts as well as divisional and corporate performance. This ensures the link between executive pay and business performance;

●	an appropriate portion of total compensation should be equity-based, aligning the interests of executives with our stockholders; and

●	compensation should be transparent to our Board, executives and stockholders.

Benchmarking Compensation and Peer Groups

In Fiscal 2026, our Compensation Committee commissioned a Peer Group review from GGA as part of a competitive compensation market review of executive and director compensation in order to stay abreast of changes in the external market and to ensure that we continued to benchmark compensation with appropriate market comparators. In addition to external market trends, our Compensation Committee considered the complexity of our operations and the range of size of several of the appropriate comparable companies and, with the GGA Recommendations provided to them, revised our Peer Group from the prior fiscal year to address changes in the external market and to better reflect our business. Our Peer Group used to benchmark our executive and director compensation program for Fiscal 2026 remained relatively consistent with the prior fiscal year’s peer group and included uranium and precious metals mining companies and consumable fuel companies publicly traded on major North American exchanges that were of similar size to us, primarily based on market capitalization, with greater emphasis on revenue and total assets. Our Peer Group was used by the Compensation Committee to establish the compensation levels for our executive officers and our directors.

In Fiscal 2026, with the GGA Recommendations, our compensation philosophy used the median of our Peer Group as the primary reference point for our executive officers’ compensation, while retaining the discretion to position individual compensation above or below the median to reflect factors such as an individual’s experience, tenure, scope of responsibilities, sustained performance and retention considerations. At the time of our Peer Group review, we were positioned at the 63rd percentile on a market capitalization basis, and at the 18th and 17th percentile on a total assets and last twelve months total revenue basis, respectively, compared with our Peer Group.

In Fiscal 2026, the following companies were removed from or added to our Peer Group:

Removed	Added
Centrus Energy Corp.	Core Natural Resources, Inc.
Energy Fuels Inc.	Matador Resources Company
NGEx Minerals Ltd.	MP Materials Corp.
Vital Energy, Inc.	Murphy Oil Corporation
USA Rare Earth, Inc.
X-Energy, Inc.

The peers removed from our prior fiscal year’s peer group were linked to changes in the external market or reflected the increased scale and complexity of our operations. The peers added to our prior fiscal year’s peer group were approved on the merit of industry/sector relevance where we are directly competing for talent, operations and size. Overall, adjustments made for our Peer Group were completed to address our operational growth. When examining peer alternatives, a balanced approach that examined other uranium mining and consumable fuels company peer groups was used to ensure that our Peer Group aligned within market norms.

In Fiscal 2026, our Peer Group was comprised of the following companies:

Peer Group
Cameco Corporation	Magnolia Oil & Gas Corporation	Northern Oil and Gas, Inc.
Comstock Resources, Inc.	Matador Resources Company	NuScale Power Corporation
Core Natural Resources, Inc.	MP Materials Corp.	Oklo Inc.
Denison Mines Corp.	Murphy Oil Corporation	USA Rare Earth, Inc.
Gulfport Energy Corporation	NexGen Energy Ltd.	X-Energy, Inc.

Named Executive Officers

Our named executive officers (collectively, the “Named Executive Officers” or “NEOs”) for Fiscal 2026 were:

●	Amir Adnani, President and CEO;
●	Josephine Man, Chief Financial Officer, Treasurer and Secretary;
●	Scott Melbye, Executive Vice President; and
●	Brent Berg, Senior Vice President, U.S. Operations.

Compensation Elements and Rationale

Our executive compensation program consists of base compensation, short-term non-equity incentive compensation and long-term incentive equity compensation.

Base Compensation

Base compensation is intended to reflect the scope of our NEOs’ responsibilities, performance, skills and experience as compared with relevant and comparable companies within our industry and the marketplace where we compete for talent. Base compensation is a fixed component of the compensation program and is used as the base to determine elements of incentive compensation and benefits.

The base compensation paid to our NEOs is more particularly described below under “Executive Services Agreements”.

Short-Term Incentive Awards

Our short-term incentive plan (the “STIP”) is a variable component of compensation and has the objective of motivating our executive officers to achieve corporate objectives over a one-year period and to provide a means to reward the achievement of corporate milestones and fulfillment of our annual business plan. Our STIP provides an opportunity for an annual cash payout based on performance relative to the achievement of corporate performance and individual goals and metrics. Our STIP has a maximum payout opportunity, which is 200% of each executive officer’s target STIP.

Our Compensation Committee establishes STIP performance goals, metrics, weightings and targets in the first quarter of each fiscal year. Each of our executive officers has a target STIP set as a percentage of their base compensation (each, a “Target Award”), with payouts based on a performance multiplier dependent on our corporate and individual performance. The performance multiplier and payouts achieved can range between 0% and 200% of each Target Award. No payout is awarded if our Compensation Committee deems that performance goals were not achieved. To determine Target Awards our Compensation Committee considers the breadth, scope and complexity of each executive officer’s role, internal equity and whether the executive officer’s incentive compensation is competitive relative to similarly situated executives at companies in our Peer Group.

The following sets forth our Fiscal 2026 base compensation and the formula for the payment of STIP awards.

The following sets forth the Target Awards expressed as a percentage of base compensation along with the corresponding corporate and individual performance weightings for our NEOs for Fiscal 2026.

		Fiscal 2026 Target Award		Performance Weighting
Executive Officer	Base Compensation	% of Base Compensation	Target Award	Corporate	Individual
Amir Adnani President and CEO	$750,000	110%	$825,000	90%	10%
Josephine Man Chief Financial Officer, Treasurer and Secretary	$285,000	50%	$142,500	65%	35%
Scott Melbye Executive Vice President	$365,000	70%	$255,500	65%	35%
Brent Berg Senior Vice President, U.S. Operations	$342,000	50%	$171,000	65%	35%

Performance Scorecard

Our Compensation Committee establishes a performance scorecard in the first quarter of each fiscal year that sets out performance goals and metrics to guide and motivate the executives to execute on our strategy. At the end of each fiscal year, our Compensation Committee evaluates actual performance relative to the performance goals and metrics and recommends to our Board the payment of STIP awards.

In the first quarter of Fiscal 2026, our Compensation Committee selected performance goals and metrics within a performance scorecard. At the end of Fiscal 2026, our Compensation Committee evaluated performance achieved relative to our performance goals and metrics. The corporate goals are viewed as critical to adding value to stockholders and cover a mix of operational, balance sheet, health and safety and business development criteria. The key performance indicators are provided in the balanced scorecard below. Each executive officer was also evaluated on a set of individual performance objectives tied to their unique role, responsibilities and time commitment.

The following sets forth the performance scorecard for Fiscal 2026.

	Weight	Performance Levels
Performance Metrics	Corporate	Threshold (50% of Target Award)	Target (100% of Target Award)	Breakthrough (200% of Target Award)	Result	Payout
Operational Objectives

Operational Objectives

1. Christensen Ranch and Irigaray: Construct Header Houses in wellfields 10-ext., 11 and 12 to support planned production. Refurbish the Irigaray CPP to support 24/7, two-shift operations.

2. Burke Hollow: Complete construction at the Burke Hollow Project and commence operations.

3. Sweetwater: Progress planned permitting and licensing activities with the BLM and WDEQ, complete an analysis of mill refurbishment and design of an ion exchange circuit, and advance exploration drilling in support of S-K 1300 resource reporting.

4. Roughrider: Complete delineation drilling required to support the pre-feasibility study for our Roughrider Project.

					Operational Objectives: Three of four objectives completed and substantial progress achieved on the fourth objective	Above Target
	35%	Two of four objectives	Three of four objectives	Four of four objectives
		Strengthen our balance sheet to support growth initiatives using liquid assets comprised of cash and the fair value of physical uranium and equity holdings			Balance Sheet: Exceeded $150 million	Breakthrough
Balance Sheet	20%	$75 million	$100 million	$150 million
Total Recordable Injury and Illness Incidence Rate	10%	Promote high performing safe environments with no recordable injuries among employees			Rate: 3.45 and no fatalities	Threshold
		Rate below 4.8	Rate below 3.2	Rate below 1.6 and no fatalities
Business Development	35%	Launch of UR&C and complete initial funding			Objective: Completed	Breakthrough

Secondary Performance and Discretionary Considerations

To address sustainability related objectives, under the STIP, the corporate scorecard can be reduced by up to 10% of the overall corporate multiplier based on an assessment of performance in connection with sustainability goals and objectives. This sustainability-related performance consideration does not act to increase the multiplier. For Fiscal 2026, our Sustainability Committee and Compensation Committee monitored overall satisfaction on the results of the following areas: in Wyoming and Texas - enhancing reclamation efforts for exploration drilling by implementing sediment control, soil recontouring and revegetation; in Wyoming - optimizing 11(e)2 byproduct management by using a bailer compactor, reducing waste volume and fuel consumption for shipments and continuing reclamation in Mine Unit 2 to meet expectations of stakeholders, including regulatory agencies and landowners; and at our Roughrider Project - continuing to advance environmental baseline studies.

In addition, after the formulaic scorecard results are determined, the Compensation Committee may, in its discretion, increase or decrease each executive’s STIP award by up to a maximum of 20% based on its holistic assessment of overall company performance, including financial, operational, safety, environmental, sustainability and governance, and other strategic milestones, and the executive’s individual performance. Any upward adjustment is subject to the plan’s maximum payout of 200% of target.

Performance Goals and Metrics

Our Compensation Committee selected the following performance goals and metrics within our performance scorecard on the belief that these performance goals and metrics were aligned with our corporate strategy and could be impacted by our executive officers. In Fiscal 2026, the payout opportunities for threshold, target and breakthrough performance levels were set at 50%, 100% and 200% of each Target Award, respectively, with interpolation between performance levels.

Operational Objectives: Our Compensation Committee selected this metric based on the belief that achieving operational objectives will advance our ability to scale production and support additional extraction capacity. This metric consisted of the following operational objectives: (i) at Christensen Ranch and Irigaray, construct header houses in wellfields 10-ext., 11 and 12 and refurbish the Irigaray CPP to support 24/7, two-shift operations; (ii) at Burke Hollow, complete construction and commence operations; (iii) at Sweetwater, advance permitting and licensing activities with the BLM and WDEQ, complete an analysis of mill refurbishment and the design of an ion exchange circuit, and advance exploration drilling in support of S-K 1300 resource reporting; and (iv) at Roughrider, complete delineation drilling required to support a pre-feasibility study. The target level of performance required us to achieve any three of four operational objectives, the threshold level of performance required us to achieve any two of four operational objectives and the breakthrough level of performance required us to achieve all four operational objectives. As of July 31, 2026, we had completed three of the four operational objectives and substantial progress was achieved on the fourth operational objective, resulting in performance at 150%. Work continues to assess the refurbishment requirements for the Sweetwater Mill for both conventional and ISR operations.

Balance Sheet: Our Compensation Committee selected this metric based on the belief that strengthening our balance sheet with at least $75 million of liquid assets comprised of cash and the fair value of physical uranium and equity holdings is important to support our growth initiatives. $100 million of liquid assets represented the target level of performance, $75 million of liquid assets represented the threshold level of performance and $150 million of liquid assets represented the breakthrough level of performance. As of July 31, 2026, we had cash, equities and inventory (excluding 368,597 pounds of precipitated uranium and dried and drummed uranium concentrate at our Irigaray CPP and Hobson CPP) of approximately $752.8 million (based on closing prices as of July 31, 2026), resulting in performance at 200%.

Total Recordable Injury and Illness Incidence Rate: The Compensation Committee selected this metric based on the belief that the Total Recordable Injury and Illness Incidence Rate (“IIR”) is critical to our overall approach to promoting high performing safe environments. Our Company’s IIR is calculated by multiplying the total number of recordable injuries and illnesses at our operations, as determined in accordance with the safety standards established by the OSHA by 200,000 and dividing that result by the total number of hours worked by all employees at our operations. In this formula, 200,000 represents the number of hours that would be worked by 100 employees working 40 hours per week, 50 weeks per year and provides the standard base for calculating incidence rates for a year pursuant to OSHA guidance. An IIR below 3.2 represented the target level of performance, an IIR below 4.8 represented the threshold level of performance and an IIR below 1.6, with no work-related fatalities, represented the breakthrough level of performance. For Fiscal 2026, we achieved an IIR of 3.45 and had no work-related fatalities among employees at our operations, resulting in performance at 87.5%.

Business Development: Our Compensation Committee selected this metric based on the belief that the successful launch of UR&C and completion of its initial funding would advance our strategic objective of building a vertically integrated uranium company spanning mining, processing and planned refining and conversion capabilities, while strengthening the domestic nuclear fuel supply chain. The launch of UR&C represents a significant long-term opportunity for us. No threshold or target award opportunities were established for this metric. The result was breakthrough performance at 200%.

Individual Performance: Our Compensation Committee made a subjective determination of individual performance for each executive officer to determine whether the executive officer earned an award for performance in Fiscal 2026. Individual performance goals are defined for each executive based on their core area of responsibility. The CEO’s individual objectives are set by the Compensation Committee, while the CEO’s direct reports are determined by the CEO and approved by our Compensation Committee. Individual objectives are defined as either qualitative, quantitative or both.

Review of Executive Officer Performance

In Fiscal 2026, the following milestones were attained as a result of the executive officers having met their performance goals:

●	as announced on August 5, 2025, our Sweetwater Mill in Wyoming was designated by the U.S. Government for fast-track permitting to add ISR capability;

●

in September 2025, we announced the launch of UR&C, a wholly owned subsidiary, and progressed our strategy towards building a vertically integrated uranium company. More than 50 sites across America have undergone a siting review, including a comparative modeling process that includes conditional modeling, risk assessment and 20-year financial model resulting in a shortlist of three sites for detailed analysis and final selection;

●	we completed construction at and commenced uranium extraction from our Burke Hollow Mine in Texas;

●	we completed planned construction of header houses in wellfields 10-extension, 11 and 12 at our Christensen Ranch Mine in Wyoming and commenced uranium extraction from wellfield 11;

●	we completed the upgrade of our Irigaray CPP, including refurbishment of our calciner to increase throughput of dried yellowcake;

●	drying and packaging at our Irigaray CPP commenced with 24/7, two shift operations;

●	we completed a 200-hole delineation drilling program at our Sweetwater Project in Wyoming;

●	we completed a 240-hole delineation drilling program at our Ludeman Project in Wyoming;

●	we completed a drilling program of 36,000 meters at our Roughrider Project in Saskatchewan, Canada, to support the planned pre-feasibility study;

●

we generated revenue of $37.3 million from sales of 400,000 pounds of U3O8, at a weighted average price of $93.13 per pound from our Physical Uranium Program, generating a gross profit of $16.9 million; and

●	as of July 31, 2026, we had $752.8 million in liquid assets(1).

Note:

(1)

As at July 31, 2026. Liquid assets consist of cash, equity securities and uranium inventories. Does not include inventory in-process or dried and drummed uranium concentrate at our Irigaray CPP or Hobson CPP. Market values for securities are based on applicable closing prices as at July 31, 2026 and for uranium inventories are based on the spot price quoted on UxC ConverDyn as of such date.

Long-Term Incentive Program

Our long-term incentive program (the “LTIP”) provides for, among other awards, the granting of stock options, performance stock options (“PSOs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”) to executive officers to both motivate executive performance and retention, as well as to align executive officer interests with those of our stockholders. In awarding long-term incentive awards, we compare our long-term incentive program to those of the Peer Group and evaluate such factors as the number of shares available for awards under our 2024 Stock Incentive Plan (the “2024 Stock Incentive Plan”) and the number of awards outstanding relative to the number of shares of our common stock outstanding.

Each LTIP grant is based on the level of the position held and overall market competitiveness. Our Compensation Committee takes into consideration previous grants when it considers new grants of equity awards. Our Compensation Committee administers the granting of equity awards in accordance with our 2024 Stock Incentive Plan.

In each of Fiscals 2023 and 2024 performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs are measured based on our three-year TSR relative to the Global X Uranium ETF. The PRSUs cliff vest and settle based on the achievement of the performance criteria at the end of 36 months. The number of PRSUs that may vest at the end of 36 months is contingent on the level of performance achieved and ranges from 0% to 200% of the PRSU target number of units. Regardless of our relative TSR performance versus the Global X Uranium ETF TSR, if our absolute TSR is negative between the grant date and the 36th month share price, the maximum number of PRSUs that can vest is capped at 100%. In Fiscal 2025, the Compensation Committee requested that GGA complete a stress test and review of the Global X Uranium ETF and relative TSR methodology. Two areas were identified for potential change as a result of the findings of this review. The first finding was that as the uranium sector has evolved in the public markets, there are more benchmark indices and peers to evaluate performance against. Secondly, as we have grown, measuring TSR on a relative basis point methodology results in a volatile performance multiplier that does not necessarily reflect the stockholder experience. A TSR ranking methodology on the other hand provides more stability tied to the stockholder experience. As a result of this review, the Compensation Committee amended the Fiscals 2023 and 2024 PRSU grants based on this analysis as described in more detail below. The Compensation Committee adjusted the multiplier design to address potential volatility that could misalign payouts with stockholder returns and result in excessive rewards or penalties, which was a decision made based on the findings from the PRSU stress test. The PRSUs granted in Fiscal 2023 vested on July 31, 2026, and the PRSUs granted in Fiscal 2024 vest on July 31, 2027.

The following table summarizes the Fiscals 2023 and 2024 PRSU vesting schedules.

		Performance Multiplier (Compensation Committee to determine, at its discretion, which performance multiplier to apply below)
Measurement Period	Performance Criteria	Relative TSR (Basis Points) Company TSR vs. Global X Uranium ETF TSR	TSR Ranking Company TSR vs. Global X Uranium ETF TSR	Performance Multiplier if Absolute Company TSR is Positive over the Measurement Period	Performance Multiplier if Absolute Company TSR is Negative over the Measurement Period
Grant date to	Three-Year	Greater than -2,500 bps	Below 33rd percentile	0%	0%
end of	Relative	-2,500 bps	33rd percentile	50%	50%
36-month	TSR against	0 bps	50th percentile	100%	100%
period	Global X Uranium ETF	2,500 bps	75th percentile and above	200%	100%

The following table summarizes the payouts earned by NEOs in Fiscal 2026 pursuant to PRSUs granted in Fiscal 2023. The TSR for our shares of common stock outperformed the Global X Uranium ETF by approximately 8,600 basis points for the applicable performance period from July 29, 2023 to July 31, 2026, exceeding the maximum performance threshold of 2,500 basis points. During such performance period, the absolute TSR was also positive. Accordingly, the PRSUs granted in Fiscal 2023 achieved payouts at 200% of target pursuant to the applicable performance period as summarized below.

Name and Principal Position	Target Payout	Payout Earned	Payout
Amir Adnani, President and CEO	210,897 PRSUs	200%	421,795 shares
Scott Melbye, Executive Vice President	35,897 PRSUs	200%	71,795 shares
Josephine Man, Chief Financial Officer, Treasurer and Secretary	-	-	-
Brent Berg, Senior Vice President, U.S. Operations	-	-	-

In Fiscal 2026, our Compensation Committee reviewed the market prevalence of long-term equity incentive plans within our Peer Group and determined that PRSUs and RSUs were the most appropriate form of long-term equity incentive to grant due to market practice. The LTIP awards awarded to our executive officers in Fiscal 2026 are more particularly described below in the “Grants of Plan Based Awards” table.

In Fiscal 2026, performance based long-term equity incentive plan awards were awarded to the executive officers in the form of PRSUs. The PRSUs accrue over 36 months but will not settle until the end of the 36-month period and are contingent on the level of performance achieved. Each vested PRSU represents the opportunity to receive a share of common stock or its cash equivalent at the discretion of our Compensation Committee. The PRSUs are measured based on our TSR relative to the TSR of the Performance Peer Group described below, the constituents of which were presented to our Compensation Committee by GGA for its determination. Our TSR will be ranked against the selected constituents. The PRSUs are evaluated using relative TSR over three annual periods and one 36-month period. The measurement periods are weighted as to 15% in each of years one, two and three and 55% over a 36-month period. The number of PRSUs that may accrue at the end of each annual period and at the end of the 36-month period is contingent on the level of performance achieved over each measurement period and ranges from 0% to 200% of the PRSU target number of weighted units.

The following table summarizes the Fiscal 2026 PRSU vesting schedule.

Measurement Period	Weight	Performance Criteria	Company TSR Ranking vs. Performance Peer Group TSR	Performance Multiplier over the Measurement Period
Year 1	15%	Annual	Below 33rd percentile	0%
		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%
Year 2	15%	Annual	Below 33rd percentile	0%
		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%
Year 3	15%	Annual	Below 33rd percentile	0%
		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%
Year 1 to	55%	Three Year	Below 33rd percentile	0%
Year 3		Relative TSR against	33rd percentile	50%
		Performance Peer Group	50th percentile	100%
			75th percentile and above	200%

The following table sets forth the Performance Peer Group for Fiscal 2026 PRSUs.

Performance Peer Group
ATHA Energy Corp.	CGN Mining Company Limited	IsoEnergy Ltd.	Paladin Energy Ltd
Aura Energy Limited	Deep Yellow Limited	Laramide Resources Ltd.	Peninsula Energy Limited
Bannerman Energy Ltd	Denison Mines Corp.	Lotus Resources Limited	Sprott Physical Uranium Trust
Boss Energy Limited	enCore Energy Corp.	Mega Uranium Ltd.	Uranium Royalty Corp.
Cameco Corporation	Energy Fuels Inc.	National Atomic Company Kazatomprom JSC	Ur-Energy Inc.
CanAlaska Uranium Ltd.	Global Atomic Corporation	NexGen Energy Ltd.	Yellow Cake PLC

Fixed Versus At-Risk Pay

The following table summarizes the pay mix for our NEOs in Fiscal 2026 and illustrates the percentage of fixed versus at-risk pay:

Name and Principal Position	Base Compensation Cash	Non-Equity Incentive Plan (STIP)	Stock Awards (LTIP)(*)	At-Risk Pay
Amir Adnani President and CEO	8%	18%	74%	92%
Josephine Man Chief Financial Officer, Treasurer and Secretary	24%	17%	59%	76%
Scott Melbye Executive Vice President	20%	20%	58%	79%
Brent Berg Senior Vice President, U.S. Operations	29%	16%	54%	70%

Note:

(*)	These amounts represent RSUs and PRSUs.

Other Non-Cash Compensation

We provide standard health benefits to our executive officers, including medical, dental and disability insurance.

Our other non-cash compensation is intended to provide a similar level of benefits as those provided by comparable companies within our industry.

Compensation Arrangements

Amir Adnani, President and CEO

During Fiscal 2026, Amir Adnani provided his services to us pursuant to a services agreement between us and Amir Adnani Corp. (“Adnani Corp.”), a private company over which Mr. Adnani exercises control. See “Summary Compensation Table” below for his direct and indirect compensation for Fiscal 2026, including through Adnani Corp. Our compensation policy for Mr. Adnani is based on comparisons of other companies’ remunerations made to their Presidents and CEOs and the value of Mr. Adnani’s expertise.

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

Josephine Man, Chief Financial Officer, Treasurer and Secretary

Josephine Man is retained according to an executive services agreement with us, and her compensation is disclosed below in the “Summary Compensation Table”. Our compensation policy for Ms. Man is based on comparisons of other companies’ remunerations made to their Chief Financial Officers and the value of Ms. Man’s expertise.

Brent Berg, Senior Vice President, U.S. Operations

Brent Berg is retained according to an executive services agreement with us, and his compensation for serving as an executive officer is disclosed below in the “Summary Compensation Table”. Our compensation policy for Mr. Berg is based on comparisons of other companies’ remunerations made to their Senior Vice Presidents and the value of Mr. Berg’s expertise.

Retirement, Resignation or Termination Plans

Our contracts for services with our NEOs have notice requirements which permit pay in lieu of notice.

Each of our executive services arrangements with Messrs. Melbye and Berg, Adnani Corp. and Ms. Man contemplates the case of termination due to various provisions whereby the NEOs will receive termination payments, as described below under “Executive Services Agreements”.

Compensation and Risk

As part of its oversight of our compensation program, our Compensation Committee considers whether our compensation policies and practices, taken as a whole, encourage excessive or inappropriate risk-taking by our executive officers and other employees. Based on this review, we do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on us. We have designed our executive compensation program so that it does not incentivize risk outside of our risk appetite. Some of the key features that help us manage compensation risk are as follows:

●	appointed a Compensation Committee which is composed entirely of independent directors to oversee the executive compensation program;

●	our Compensation Committee has retained an independent compensation advisor, GGA, to provide advice on the structure and levels of compensation for our executive officers and directors;

●	our STIP has a cap on the total amount of payment any position may receive;

●	the use of performance based long-term incentive compensation to encourage a focus on long-term corporate performance;

●	disclosure of executive compensation to stakeholders;

●	established a clawback policy applicable to all cash and equity incentive compensation; and

●	adoption of say-on-pay.

Clawback Policy

We adopted our Clawback Policy, with an effective date of November 20, 2023, in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act (“Rule 10D-1”) and Section 811 of the NYSE American Company Guide (collectively, the “Final Clawback Rules”). Our Board has designated the Compensation Committee of our Board as the administrator of the Clawback Policy.

Our Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers, as defined in Rule 10D-1 (each, a “Covered Officer”), in the event that we are required to prepare an accounting restatement in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, we may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

A copy of our Clawback Policy is included as Exhibit 97.1 to this Annual Report.

Timing of Stock Awards and Disclosure of Material Nonpublic Information

We do not follow a predetermined scheduled for granting stock-based compensation. Typically, our Board and our Compensation Committee consider granting stock-based compensation on an annual basis in the last quarter of each fiscal year or for new hires around the hire date and outside of the filing of our financial results. The granting of awards under our 2024 Stock Incentive Plan is contingent on our performance.

Our Board and our Compensation Committee review and approve these awards. They ensure that material nonpublic information (“MNPI”) is taken into account when determining the timing and terms of the awards and, if MNPI is present, the awards will be deferred until such information has been publicly disclosed.

We do not time the disclosure of MNPI to influence the value of executive compensation. All material information is disclosed promptly in accordance with SEC rules and regulations and our internal policies.

Anti-Hedging and Anti-Pledging Policy

We adopted an Anti-Hedging and Anti-Pledging Policy (the “Anti-Hedging and Anti-Pledging Policy”). Our Anti-Hedging and Anti-Pledging Policy provides that, unless otherwise previously approved by our Nominating and Corporate Governance Committee, none of our or our subsidiaries’ directors, officers or employees or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with us, may, at any time: (i) purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of our debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of our securities; or (ii) purchase our securities on a margin or otherwise pledge our securities as collateral for a loan. Any violation of our Anti-Hedging and Anti-Pledging Policy will be regarded as a serious offence. Our Anti-Hedging and Anti-Pledging Policy is available on our website at www.uraniumenergy.com.

Stock Ownership Guidelines

We adopted Stock Ownership Guidelines for our executive officers to further align the interests of our executive officers and stockholders (the “Stock Ownership Guidelines”). The Stock Ownership Guidelines provide that each executive officer should attain a specified level of ownership of shares of our common stock equal to a multiple of their base compensation within five years of the executive officer’s first appointment to their role. The stock ownership requirement is three times (3x) base compensation for our President and CEO and one times (1x) base compensation for our other executive officers. Unvested equity awards are not included in calculating compliance with the Stock Ownership Guidelines. As of the date of this Annual Report, each of our executive officers meet such guidelines. While there is no formal guideline for non-executive directors currently, each of the non-executive directors currently have meaningful ownership of shares of our common stock in an amount equal to at least three times their annual retainer, with average ownership among our non-executive directors equal to approximately 16 times their respective annual retainers.

Consideration of Most Recent Stockholder Advisory Vote on Executive Compensation

At our 2026 annual meeting of stockholders, we held an advisory vote on the compensation of our Named Executive Officers. The proposal received strong support, with approximately 97.9% of votes cast in favor. We viewed this level of support as an endorsement of our executive compensation philosophy and performance-based structure. We believe this reflects the alignment of our pay outcomes and long-term stockholder value creation. As such, we did not implement any significant changes to our executive compensation program based on this advisory vote. Consistent with the preference expressed by our stockholders at our 2023 annual meeting of stockholders, where an annual frequency was approved, we currently hold our say-on-pay advisory vote on an annual basis, and we expect to hold our next say-on-pay advisory vote at our 2027 annual meeting of stockholders. We expect to hold our next advisory vote on the frequency of say-on-pay votes no later than our 2029 annual meeting of stockholders.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of our Compensation Committee during Fiscal 2026 was a current or former officer or employee of us or engaged in certain transactions with us required to be disclosed by regulations of the SEC. Additionally, during Fiscal 2026, there were no Compensation Committee “interlocks”, which generally means that none of our executive officers served: (i) as a member of a Compensation Committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Compensation Committee; (ii) as a director of another entity which had an executive officer serving as a member of our Compensation Committee; or (iii) as a member of the Compensation Committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director on our Board of Directors.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the contents of the Compensation Discussion and Analysis with our management. Based on such review and discussions with management and our independent compensation consultant, and subject to the limitations on the role and responsibility of the Compensation Committee, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee of the Board of Directors

Vincent Della Volpe, Chairperson

David Kong

Gloria Ballesta

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Summary Compensation Table

The following table sets forth the compensation paid to our Named Executive Officers during each of the fiscal years ended July 31, 2026, 2025 and 2024:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (2)	Option Awards		Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
Amir Adnani	2026	750,000	-		6,883,450	$-		1,650,000	-		9,283,450	(4)
President and Chief	2025	660,000	246,193	(5)	3,998,055	-		1,452,000	-		6,356,248	(4)
Executive Officer	2024	575,000	-		3,640,453	-		1,150,000	-		5,365,453	(4)

Josephine Man(6)	2026	300,960	-		726,759	-		210,000	-		1,237,719
Chief Financial Officer,	2025	166,667	-		674,812	99,954	(7)	160,000	-		1,101,432
Treasurer and Secretary

Scott Melbye	2026	373,423	-		1,063,230	-		373,828	18,671	(8)	1,829,152
Executive Vice President	2025	351,749	67,605	(5)	671,516	-		300,000	17,588	(9)	1,408,458
	2024	301,153	-		554,345	-		284,200	15,058	(9)	1,154,756

Brent Berg	2026	356,798	-		672,932	-		205,000	17,840	(8)	1,252,570
Senior Vice President, U.S.	2025	320,000	-		227,901	-		170,000	16,192	(9)	734,094
Operations	2024	115,282	60,000	(10)	110,319	-		-	2,000	(9)	287,601

Notes:

(1)

These amounts represent fees paid by us to our Named Executive Officers during the year pursuant to various executive services agreements, between us and the Named Executive Officers, which are more particularly described below.

(2)

These amounts represent the aggregate grant date fair value of RSUs and PRSUs for the fiscal years noted. For Fiscal 2026, the grant date fair value of each RSU is $9.74 per share based on the closing price of our common stock as of the grant date of July 30, 2026 and the grant date fair value of each PRSU granted on July 30, 2026 is $3.37 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. For Fiscal 2025, the grant date fair value of each RSU is $6.21 and $8.68 per share based on the most recent closing price of our common stock as of the grant dates of October 1, 2024 and July 31, 2025, respectively, and the grant date fair value of each PRSU granted on July 31, 2025 is $3.22 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. For Fiscal 2024, the grant date fair value of each RSU is $5.49 per share based on the most recent closing price of our common stock as of the grant date of July 26, 2024, and the grant date fair value of each PRSU is $5.41 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of PRSUs is determined using a Monte Carlo simulation model that uses the following assumptions: (i) expected volatility based on the historical price volatility of UEC and the designated peer group; (ii) expected risk-free interest rate based on the U.S. Treasury rates as of the grant date; and (iii) expected term.

(3)	These amounts represent cash awards under our STIP. The payments for the fiscal years noted were made after our year-end results were evaluated in August 2026, 2025 and 2024, respectively.
(4)	This compensation reflects all amounts paid, both directly and indirectly, through Adnani Corp.
(5)	These amounts represent discretionary bonuses paid in the fiscal year noted.
(6)	Ms. Man was appointed as our Chief Financial Officer, Treasurer and Secretary effective October 1, 2024 (during Fiscal 2025).
(7)

These amounts represent the grant date fair value of the stock options which were estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on October 1, 2024: exercise price: $6.21; expected risk free interest rate: 3.48%; expected annual volatility: 79.75%; expected life in years: 5.0; expected annual dividend yield: $nil; and Black-Scholes value: $4.09.

(8)

The items comprising “All Other Compensation” for Fiscal 2026 are: for Mr. Melbye, $18,671 reflecting Company matching contributions to his 401(k) plan, and for Mr. Berg, $17,840 reflecting Company matching contributions to his 401(k) plan.

(9)

The amount reported for Messrs. Melbye and Berg in the “All Other Compensation” column for Fiscal 2025 and Fiscal 2024 has been revised from $nil, as previously reported in the Company’s annual report on Form 10-K for Fiscal 2025 and Fiscal 2024, filed on September 24, 2025 and September 27, 2024, respectively, and definitive proxy statements on Schedule 14 filed on June 10, 2026 and June 6, 2025, to $17,588 and $16,192 for Messrs. Melbye and Berg, respectively, for Fiscal 2025 and to $15,058 and $2,000 for Messrs. Melbye and Berg, respectively, for Fiscal 2024. The amount previously reported understated the Company’s matching contributions under the Company’s 401(k) plan due to an administrative error in compiling the data. The revised amounts reflect the matching contributions actually credited to Messrs. Melbye and Berg’s account for the 2025 and 2024 plan years. The “Total” column for Fiscal 2025 and Fiscal 2024 has been revised accordingly.

(10)	This amount represents a one-time sign-on bonus paid to Mr. Berg.

Grants of Plan Based Awards

We granted awards to the Named Executive Officers in Fiscal 2026, as follows:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards:	All Other Option
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock or Units (#)	Awards: Number of Securities Underlying Options ($)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Amir Adnani	STIP	August 1, 2025	412,500	825,000	1,650,000	-	-	-	-	-	-	-
President and	RSU	July 30, 2026	-	-	-	-	-	-	564,682	-	-	5,500,003	(2)
Chief Executive Officer	PRSU	July 30, 2026	-	-	-	205,339	410,677	821,354	-	-	-	1,383,448	(3)

Josephine Man	STIP	August 1, 2025	71,250	142,500	285,000	-	-	-	-	-	-	-
Chief Financial	RSU	July 30, 2026	-	-	-	-	-	-	55,441	-	-	539,995	(2)
Officer, Treasurer and Secretary	PRSU	July 30, 2026	-	-	-	27,721	55,441	110,882	-	-	-	186,764	(3)

Scott Melbye	STIP	August 1, 2025	127,750	255,500	511,000	-	-	-	-	-	-	-
Executive Vice	RSU	July 30, 2026	-	-	-	-	-	-	81,109	-	-	790,002	(2)
President	PRSU	July 30, 2026	-	-	-	40,554	81,108	162,216	-	-	-	273,229	(3)

Brent Berg	STIP	August 1, 2025	85,500	171,000	342,000	-	-	-	-	-	-	-
Senior Vice	RSU	July 30, 2026	-	-	-	-	-	-	51,335	-	-	500,003	(2)
President, U.S. Operations	PRSU	July 30, 2026	-	-	-	25,667	51,334	102,668	-	-	-	172,929	(3)

Notes:

(1)	These figures represent possible payouts pursuant to our STIP for Fiscal 2026.
(2)	The grant date fair value of each RSU is $9.74 per share based on the closing price of our common stock as of the grant date of July 30, 2026.
(3)

The grant date fair value of each PRSU granted on July 30, 2026 is $3.37 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of PRSUs is determined using a Monte Carlo simulation model that uses the following assumptions: (i) expected volatility based on the historical price volatility of UEC and the designated peer group; (ii) expected risk-free interest rate based on the U.S. Treasury rates as of the grant date; and (iii) expected term.

Outstanding Equity Awards

The following table sets forth information as of July 31, 2026 relating to outstanding equity awards that have been granted to our Named Executive Officers:

			Option Awards				Stock Awards
Name	Award Type	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)(4)
Amir Adnani	PSO(5)	July 31, 2023	114,915	-	3.98	July 31, 2033	-	-	-	-
President and	RSU	July 26, 2024	-	-	-	-	132,241	1,269,514	-	-
CEO	RSU	July 31, 2025	-	-	-	-	220,455	2,116,368	-	-
	RSU	July 30, 2026	-	-	-	-	564,682	5,420,947	-	-
	PRSU	July 26, 2024	-	-	-	-	-	-	270,492	1,462,454
	PRSU	July 31, 2025	-	-	-	-	-	-	350,000	1,127,735
	PRSU	July 30, 2026	-	-	-	-	-	-	410,677	1,383,448

Josephine Man	Option(6)	July 16, 2020	40,000	-	0.91	July 16, 2030	-	-	-	-
Chief	Option(6)	July 21, 2021	11,440	-	2.15	July 21, 2031	-	-	-	-
Financial	Option(6)	July 29, 2022	15,000	-	3.98	July 29, 2032	-	-	-	-
Officer,	Option(6)	July 31, 2023	15,000	-	3.32	July 31, 2033	-	-	-	-
Treasurer	Option(6)	October 1, 2024	18,312	6,103	6.21	October 1, 2034	-	-	-	-
and Secretary	RSU	October 1, 2024	-	-	-	-	10,735	103,056	-	-
	RSU	July 31, 2025	-	-	-	-	32,197	309,091	-	-
	RSU	July 30, 2026	-	-	-	-	55,441	532,234	-	-
	PRSU	July 31, 2025	-	-	-	-	-	-	48,295	155,611
	PRSU	July 30, 2026	-	-	-	-	-	-	55,441	186,764

Scott Melbye	Option(6)	July 16, 2020	125,000	-	0.91	July 16, 2030	-	-	-	-
Executive	PSO(7)	July 16, 2020	225,000	-	1.10	July 16, 2030	-	-	-	-
Vice President	PSO(5)	July 31, 2023	19,560	-	3.98	July 31, 2033	-	-	-	-
	RSU	July 26, 2024	-	-	-	-	20,137	193,315	-	-
	RSU	July 31, 2025	-	-	-	-	37,614	361,094	-	-
	RSU	July 30, 2026	-	-	-	-	81,109	778,646	-	-
	PRSU	July 26, 2024	-	-	-	-	-	-	41,189	222,694
	PRSU	July 31, 2025	-	-	-	-	-	-	56,420	181,791
	PRSU	July 30, 2026	-	-	-	-	-	-	81,108	273,229

Brent Berg	Option(6)	March 21, 2024	35,837	-	6.72	March 21, 2034	-	-	-	-
Senior Vice	RSU	July 26, 2024	-	-	-	-	4,008	38,477	-	-
President, U.S.	RSU	July 31, 2025	-	-	-	-	12,766	122,554	-	-
Operations	RSU	July 30, 2026	-	-	-	-	51,335	492,816	-	-
	PRSU	July 26, 2024	-	-	-	-	-	-	8,197	44,318
	PRSU	July 31, 2025	-	-	-	-	-	-	19,148	61,697
	PRSU	July 30, 2026	-	-	-	-	-	-	51,334	172,929

Notes:

(1)

RSUs granted on July 26, 2024 vest in substantially equal installments on each of July 29, 2025, July 31, 2026 and July 31, 2027. RSUs granted on October 1, 2024 vest in substantially equal installments on each of October 1, 2025, 2026 and 2027. RSUs granted on July 31, 2025 vest in substantially equal installments on each of July 31, 2026, 2027 and 2028. RSUs granted on July 30, 2026 vest in substantially equal installments on each of July 31, 2027, 2028 and 2029.

(2)	The value shown is based on the closing price of our common stock of $9.60 per share on July 31, 2026.
(3)

Represents unearned shares under target PRSUs granted on July 26, 2024, July 31, 2025 and July 30, 2026. The PRSUs granted on July 26, 2024 cliff vest on July 26, 2027 depending on a three-year relative TSR performance. The PRSUs granted on July 31, 2025 accrue as to 15% on each of July 31, 2026, 2027 and 2028 depending on one-year relative TSR performance and 55% on July 31, 2028 depending on three-year relative TSR performance. The PRSUs granted on July 30, 2026 accrue as to 15% on each of July 30, 2027, 2028 and 2029 depending on one-year relative TSR performance and 55% on July 30, 2029 depending on three-year relative TSR performance. The PRSUs accrue annually and settle after 36 months.

(4)

The grant date fair value of each PRSU granted on July 26, 2024 is $5.41 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The grant date fair value of each PRSU granted on July 31, 2025 is $3.22 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The grant date fair value of each PRSU granted on July 30, 2026 is $3.37 per unit, which incorporates the potential to vest, depending on the performance, from 0% to 200% of the number of PRSUs. The fair value of PRSUs is determined using a Monte Carlo simulation model that uses the following assumptions: (i) expected volatility based on the historical price volatility of UEC and the designated peer group; (ii) expected risk-free interest rate based on the U.S. Treasury rates as of the grant date; and (iii) expected term.

(5)	PSOs granted on July 31, 2023 vest in substantially equal installments on each of July 31, 2024, 2025 and 2026.
(6)

Stock options granted on July 16, 2020, July 21, 2021, July 29, 2022, July 31, 2023, March 21, 2024 and October 1, 2024 vest as to one-eighth on each day which is three and six months, respectively, from the date of grant and one-quarter on each day which is 12, 18 and 24 months, respectively, from the date of grant.

(7)	PSOs granted on July 16, 2020 vest in substantially equal installments on each of July 16, 2021, 2022 and 2023.

Option Exercises and Stock Vested

The following table sets forth the value realized on stock options exercised and stock awards vested for the Named Executive Officers for Fiscal 2026:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Amir Adnani, President and CEO	-	-	796,826	7,761,085
Josephine Man, Chief Financial Officer, Treasurer and Secretary	-	-	21,466	209,079
Scott Melbye, Executive Vice President	125,000	1,263,488	133,302	1,298,361
Brent Berg, Senior Vice President, U.S. Operations	-	-	10,389	101,189

Notes:

(1)	This amount represents the difference between the closing price of our common stock on the date of exercise and the exercise price of the stock option.
(2)	These amounts represent the number of RSUs and PRSUs vested multiplied by the closing price of our common stock on each of the vesting dates.

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

Director Compensation

Our non-executive directors receive an annual retainer consisting of cash and equity compensation for their annual service. The value and form of equity awards granted to each director are based on the experience of the director, time spent on Company matters and the compensation paid to directors of other companies in the industry. In Fiscal 2026, RSUs and stock options were awarded to our non-executive directors. The RSUs vest over 36 months. The stock options vest over 24 months.

The following table sets forth information relating to compensation paid to our non-executive directors for Fiscal 2026:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total ($)
Spencer Abraham	170,000	148,623	146,755	465,377
David Kong	75,000	67,498	66,652	209,150
Vincent Della Volpe	67,500	67,498	66,652	201,650
Gloria Ballesta	67,500	67,498	66,652	201,650
Trecia Canty	50,000	67,498	66,652	184,150

Notes:

(1)

These amounts represent the grant date fair value of RSUs. The grant date fair value of each RSU is $9.74 per share based on the closing price of our common stock as of the grant date of July 30, 2026. RSUs granted on July 30, 2026 vest in substantially equal installments on each of July 31, 2027, 2028 and 2029.

(2)

These amounts represent the grant date fair value of the stock options which was estimated using the Black-Scholes option pricing model. The following assumptions were used to value the stock options granted on July 30, 2026: exercise price: $9.74; expected risk free interest rate: 4.33%; expected annual volatility: 72.52%; expected life in years: 5.0; expected annual dividend yield: $nil; and Black-Scholes value: $6.11.

As of July 31, 2026, our non-executive directors held stock options to acquire an aggregate of 1,001,238 shares of our common stock as follows: Spencer Abraham: 215,108 stock options; David Kong: 125,247 stock options; Vincent Della Volpe: 247,206 stock options; Gloria Ballesta: 254,206 stock options; and Trecia Canty: 159,471 stock options.

Amir Adnani serves as our President, CEO and a director of the Company. Within his capacity as President and CEO, and through an executive services agreement with a private company, Adnani Corp., controlled by Mr. Adnani, he provides various consulting services. Mr. Adnani does not receive additional compensation in connection with his service as a director. Mr. Adnani’s direct and indirect compensation as an executive officer is disclosed above in the “Summary Compensation Table” above.

In Fiscal 2026, Spencer Abraham, David Kong, Vincent Della Volpe, Gloria Ballesta and Trecia Canty served as independent directors. Mr. Abraham serves as our Chairman (non-executive). Mr. Kong serves as Chairperson of our Audit Committee. Mr. Della Volpe serves as Chairperson of our Compensation Committee. Ms. Ballesta serves as Chairperson of our Nominating and Corporate Governance Committee. Ms. Canty serves as Chairperson of our Sustainability Committee.

The following table sets forth the annual retainer fees paid to our non-executive directors in Fiscal 2026.

Retainer
Board Position	Fiscal 2026 ($)
Chairperson (non-executive)	170,000
Non-Executive Director	40,000
Audit Committee Chairperson	20,000
Audit Committee Member	7,500
Compensation Committee Chairperson	15,000
Compensation Committee Member	5,000
Nominating and Corporate Governance Committee Chairperson	10,000
Nominating and Corporate Governance Committee Member	5,000
Sustainability Committee Chairperson	10,000
Sustainability Committee Member	5,000

In addition to such annual retainer fees, our non-executive directors may, from time to time, receive equity compensation, which is granted on a discretionary basis. The value and form of equity compensation granted is based on the experience of the director, time spent on Company matters and a comparison of the compensation paid to directors of other companies in the industry.

Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and Item 402(u) of SEC Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Amir Adnani, our President and CEO (the “CEO Pay Ratio”). For Fiscal 2026, our last completed fiscal year:

●	the median of the annual total compensation of all our employees (other than our CEO) was $69,375; and

●	the annual total compensation of our CEO, including incentive based compensation, as reported in the “Summary Compensation Table” above, was $9,283,450.

Based on this information, for Fiscal 2026 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was approximately 134 to 1.

We believe our CEO Pay Ratio for Fiscal 2026 demonstrates our pay-for-performance philosophy. Our compensation program consists of both fixed and variable components and is designed to motivate all employees to produce superior short- and long-term corporate performance. A substantial portion of our CEO’s total compensation consists of variable, at-risk incentive compensation (i.e., annual bonus, RSUs and PRSUs) tied to individual and corporate performance, while the fixed portion of our CEO’s compensation is positioned near the 50th percentile of his position per the Peer Group review conducted by GGA. Given our CEO’s level of responsibility, experience and potential, our Compensation Committee awards the CEO a mix of compensation with a higher variable component. As a result, a substantial percentage of our CEO’s total compensation is at risk every year, providing our CEO with greater incentive to increase stockholder value and improve corporate performance over the long term.

To identify the median of the annual total compensation of all our employees, we took the following steps:

●	we selected July 31, 2026 as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations;

●

we determined that, as of July 31, 2026, our employee population consisted of approximately 256 individuals, excluding our CEO, working for us and our consolidated subsidiaries, with approximately 79% of these individuals located in the United States, 14% in Canada and 8% in Paraguay. This population consisted of our full-time and part-time employees. We do not have temporary and seasonal employees;

●

to identify the median employee from our employee population, we examined the annual base compensation and annual bonus target for Fiscal 2026 for all employees employed by us and our consolidated subsidiaries at the start of business on July 31, 2026. We believe that these pay elements are appropriate because it was impractical to gather actual data from multiple payroll systems utilized to pay our worldwide workforce, and the actual achievement of the variable portion of compensation can vary widely from year to year;

●	we annualized compensation for any permanent employees that were only employed for part of Fiscal 2026;

●	no adjustments were made for cost-of-living differences;

●	an average exchange rate for the U.S. dollar for Fiscal 2026 was applied to compensation reported in a foreign currency; and

●	all employees except for our CEO were ranked from lowest to highest with the median determined from this list.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for Fiscal 2026 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $68,387. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our “Summary Compensation Table” included above.

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

Executive Services Agreements

Adnani Services Agreement

On July 24, 2013, we entered into a services agreement with Adnani Corp., as supplemented by letter agreements dated August 1, 2015 and September 24, 2024 (collectively the “Adnani Agreement”).

The Adnani Agreement is subject to automatic renewal on a three-month to three-month term renewal basis unless either party provides written notice not to renew the Adnani Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms of the Adnani Agreement: (i) through Adnani Corp., Mr. Adnani provides various consulting services which are in addition to his duties and responsibilities as our President and CEO; and (ii) we shall pay to Adnani Corp. a monthly fee. Effective on August 1, 2025 and again effective on August 1, 2026, the monthly fee payable to Adnani Corp. was increased to $62,500 and $79,166.67, respectively.

If we elect to not renew the Adnani Agreement, and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, we shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of four months of the then monthly fee for each full year, and any portion thereof, of the initial term effective from July 23, 2009 and any renewal period during which the Adnani Agreement was in force and effect and during which Adnani Corp. rendered services thereunder, together with a cash payment equating to Adnani Corp.’s average annual bonus during the most recent two years, payable to Adnani Corp. within 14 calendar days of the effective termination date; (ii) any expense payment reimbursements which would then be due and owing to Adnani Corp. to the effective termination date, payable within 14 calendar days of the effective termination date (the “Adnani Outstanding Expense Reimbursements”); (iii) subject to applicable provisions of the Adnani Agreement and our 2024 Stock Incentive Plan, all of Mr. Adnani’s then issued and outstanding stock-based equity awards as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of two years from the effective termination date (the “Adnani Options Extension”); (iv) confirmation that all of Adnani Corp.’s and Mr. Adnani’s then benefits coverage would be extended to Mr. Adnani for a period ending two years from the effective termination date (the “Adnani Benefits Extension”); and (v) confirmation that all other unvested LTIP compensation then granted vests and is exercisable in accordance with the terms of our 2024 Stock Incentive Plan (the “Adnani LTIP Vesting”).

If we elect to terminate the Adnani Agreement without just cause (as defined therein), or if Adnani Corp. terminates the Adnani Agreement for just cause, for good reason or for good reason as a result of a change of control (each as also defined therein), and provided that Adnani Corp. is in compliance with the relevant terms and conditions of the Adnani Agreement, we shall be obligated to provide a termination package to Adnani Corp. as follows: (i) a cash payment equating to an aggregate of 24 months of the then monthly fee, together with a cash payment equating to two times the sum of Adnani Corp.’s average annual bonus during the most recent two years, payable to Adnani Corp. within 14 calendar days of the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension; (iv) the Adnani Benefits Extension; and (v) the Adnani LTIP Vesting.

If Adnani Corp. elects to terminate the Adnani Agreement, except for just cause, or if we terminate the Adnani Agreement for just cause, Adnani Corp. is not entitled to a termination package of any kind.

The Adnani Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Adnani, in which case we shall be obligated to provide a termination package to Adnani Corp. or Mr. Adnani’s estate as follows, provided that Adnani Corp. is or was in compliance with the relevant terms and conditions of the Adnani Agreement: (i) a cash payment equating to an aggregate of 12 months of the then monthly fee, together with a cash payment equating to Adnani Corp.’s average annual bonus during the most recent two years, payable to Adnani Corp. or Mr. Adnani’s estate, as the case may be, within 14 calendar days of the effective termination date; (ii) all Adnani Outstanding Expense Reimbursements; and (iii) subject to applicable provisions of the Adnani Agreement, the Adnani Options Extension.

Melbye Executive Employment Agreement

On December 15, 2014, we entered into an executive services agreement with Scott Melbye, as amended by a letter agreement, dated for reference effective as at May 1, 2016, with an initial term commencing retroactively on September 1, 2014 and expiring on February 28, 2017, as supplemented by a letter agreement dated April 10, 2026 (collectively, the “Melbye Agreement”).

The Melbye Agreement is subject to automatic renewal on a one-month to one-month term renewal basis unless either party provides written notice not to renew the Melbye Agreement no later than 30 calendar days prior to the end of the then current or renewal term.

Pursuant to the terms of the Melbye Agreement: (i) Mr. Melbye shall provide duties to us commensurate with his position as our Executive Vice President; and (ii) we shall pay to Mr. Melbye a monthly fee. Effective on August 1, 2025 and again effective on August 1, 2026, the monthly fee payable to Mr. Melbye was increased to $30,416.67 and $33,333.33, respectively.

If we elect to not renew the Melbye Agreement, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the same, we shall be obligated to provide a severance package to Mr. Melbye as follows: (i) a cash payment equating to any outstanding fees and bonuses which would then be due and owing to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Fees and Bonuses”); (ii) any expense payment reimbursements which would then be due and owing to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Expense Reimbursements”); (iii) any pro rata and unused vacation pay which would then be due and owing to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date (the “Melbye Outstanding Vacation Pay”); (iv) subject to applicable provisions of the Melbye Agreement and our 2024 Stock Incentive Plan, all of Mr. Melbye’s then issued and outstanding stock-based equity awards as at the effective termination date shall immediately vest, if not otherwise vested, and shall continue to be exercisable for a period of 90 calendar days from the effective termination date (the “Melbye Options Extension”); and (v) confirmation that all of Mr. Melbye’s then benefits coverage would be extended to Mr. Melbye for a period ending 90 calendar days from the effective termination date (the “Melbye Benefits Extension”).

If we elect to terminate the Melbye Agreement without just cause (as defined therein), or if Mr. Melbye terminates the Melbye Agreement for just cause, and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the same, we shall be obligated to provide a severance package to Mr. Melbye as follows: (i) all Melbye Outstanding Fees and Bonuses, together with a cash payment equating to any additional fees which Mr. Melbye would have been entitled to receive until the end of the applicable initial term or renewal period; (ii) all Melbye Outstanding Expense Reimbursements; (iii) all Melbye Outstanding Vacation Pay; (iv) the Melbye Options Extension; and (v) the Melbye Benefits Extension.

If we elect to terminate the Melbye Agreement without just cause as a result of a change of control, or if Mr. Melbye elects to terminate the Melbye Agreement for good reason as a result of a change of control (each as defined therein), and provided that Mr. Melbye is in compliance with the relevant terms and conditions of the same, we shall be obligated to provide a severance package to Mr. Melbye as follows: (i) all Melbye Outstanding Fees and Bonuses; (ii) a cash payment equating to an aggregate of 18 months of the then monthly fee, together with a cash payment equating to 1.5 times Mr. Melbye’s average annual bonus during the most recent two years; (iii) confirmation that all of Mr. Melbye’s then benefits coverage would be extended for a period ending six months from the effective termination date; (iv) all of Mr. Melbye’s then issued and outstanding stock-based equity awards as at the effective termination date shall immediately vest, if not otherwise vested, and continue to be exercisable for a period of one year from the effective termination date; (v) all Melbye Outstanding Expense Reimbursements; and (vi) all Melbye Outstanding Vacation Pay.

If we elect to terminate the Melbye Agreement for just cause, we shall be obligated to provide a severance package to Mr. Melbye as follows: (i) a cash payment equating to any outstanding fees which would then be due and owing to Mr. Melbye to the effective termination date, payable within 14 calendar days of the effective termination date; (ii) all Melbye Outstanding Expense Reimbursements; and (iii) all Melbye Outstanding Vacation Pay.

The Melbye Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Melbye, in which case we shall be obligated to provide a severance package to Mr. Melbye or Mr. Melbye’s estate as follows, provided that Mr. Melbye is or was in compliance with the relevant terms and conditions of the Melbye Agreement: (i) all Melbye Outstanding Fees and Bonuses; (ii) all Melbye Outstanding Expense Reimbursements; (iii) all Melbye Outstanding Vacation Pay; and (iv) subject to applicable provisions of the Melbye Agreement, all of Mr. Melbye’s then issued and outstanding stock-based equity awards that have vested as at the effective termination date shall continue to be exercisable for a period of one year from the effective termination date.

If, within 12 months following a change of control, the Melbye Agreement is terminated without just cause or Mr. Melbye terminates the Melbye Agreement for good reason, then we will pay to and provide Mr. Melbye with the following: (i) a cash payment amount equal to any outstanding Melbye Outstanding Fees and Bonuses; (ii) a severance cash payment equal to an aggregate of 18 months of the then effective monthly fee together with 1.5 times the two year average bonus paid during the most recent two years; (iii) continued benefits for a period of six months from the date of termination; and (iv) all unvested stock options and other equity awards granted by the Company to Mr. Melbye as of the termination date will immediately vest, and any such stock options will then be fully and immediately exercisable and continue to be exercisable for a period of one year from the termination date.

Man Executive Employment Services Agreement

On October 1, 2024 we entered into an executive employment services agreement with Josephine Man, with an initial term commencing on October 1, 2024 and expiring on October 1, 2026, as supplemented by a letter agreement dated April 10, 2026 (collectively, the “Man Agreement”).

The Man Agreement is subject to automatic renewal on a 90-day to 90-day renewal basis unless either party provides written notice not to renew the Man Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms of the Man Agreement: (i) Ms. Man provides various employment services which are inclusive of her duties and responsibilities commensurate with her position as our Chief Financial Officer, Treasurer and Secretary; and (ii) Ms. Man is entitled to: (a) a gross monthly salary of $16,666.67 (the “Man Monthly Fee”) representing $200,000 on a yearly basis (the “Man Annual Fee”), which was subsequently increased to $23,750 per month ($285,000 on a yearly basis) effective August 1, 2025; (b) a yearly cash bonus (each, a “Man Bonus”) of up to 50% of the then Man Annual Fee based upon certain performance goals to be determined from year to year; (c) a STIP payment (each, a “Man STIP Bonus”) from 0% to up to 50% of the then Man Annual Fee based upon certain factors to be determined by our Board and our Compensation Committee from time to time; (d) an initial vesting incentive stock option to purchase up to an aggregate of $100,000 in Shares and vesting over a period of 24 months from the date of grant (which has been awarded); (e) an initial vesting restricted stock unit award (the “Man RSU”) to acquire up to an aggregate of $100,000 in gross value RSUs and vesting equally over a period of three years from the date of grant (which has been awarded); (f) a LTIP payment (each, a “Man LTIP Bonus”) from 0% to up to 50% of the then Man Annual Fee based upon certain factors to be determined by our Board and our Compensation Committee from time to time; (g) participation in all employee benefit and health insurance plans (each, a “Man Benefit”) at our cost; and (h) four weeks of accrued vacation per calendar year (the “Man Vacation”). Effective August 1, 2026, the Man Monthly Fee was increased to $33,333.33.

If we elect to not renew the Man Agreement, and provided that Ms. Man is in compliance with the relevant terms and conditions of the Man Agreement, we shall be obligated to provide a termination package to Ms. Man as follows: (i) a cash payment equal to any outstanding Man Monthly Fee, Man Vacation, Man Bonus, Man STIP Bonus and Man LTIP Bonus entitlements (if any and calculated pro rata up to the effective termination date) earned by Ms. Man to the effective termination date (collectively, the “Man Outstanding Amounts”); (ii) a cash payment equal to any Man Monthly Fee that would be due and owing to the end of, respectively, the then term or renewal period of the Man Agreement (the “Man Termination Amount”); (iii) confirmation that all of Ms. Man’s then Benefits coverage would be extended for a period ending three months from the effective termination date (the “Man Benefits Extension”); and (iv) subject to the applicable provisions of the Man Agreement and our 2024 Stock Incentive Plan, Ms. Man shall be entitled to then exercise any unexercised and fully vested portion of any stock options for a period of three months from the effective date of termination (the “Man Initial Options Extension”).

If we elect to terminate the Man Agreement without just cause (as defined therein), or if Ms. Man terminates the Man Agreement for just cause or for good reason as a result of a change of control (each as also defined therein), and provided that Ms. Man is in compliance with the relevant terms and conditions of the same, we shall be obligated to provide a termination package to Ms. Man as follows: (i) a cash payment equal to all Man Outstanding Amounts to the effective termination date; (ii) a cash payment equating to an aggregate of 12 months of the then Man Monthly Fee, together with a cash payment equating to Ms. Man’s average annual bonus during the most recent two years; (iii) confirmation that all of Ms. Man’s then Benefits coverage would be extended for a period ending six months from the effective termination date (iv) subject to the applicable provisions of the Man Agreement and our 2024 Stock Incentive Plan, Ms. Man shall be entitled to then exercise any unexercised and fully vested portion of any stock options for a period of one year from the effective date of termination; and (v) confirmation that all other unvested LTIP compensation then granted vests and is exercisable in accordance with the terms of our 2024 Stock Incentive Plan.

If Ms. Man elects to terminate the Man Agreement, except for just cause, and provided that Ms. Man is in compliance with the relevant terms and conditions of the Man Agreement, or if we elect to terminate the Man Agreement for just cause, then we shall only be obligated to provide Ms. Man a cash payment equal to all Man Outstanding Amounts to the effective termination date. The Man Agreement will be deemed terminated on the 30th calendar day following the death or disability of Ms. Man, in which case we shall be obligated to provide a termination package to Ms. Man, or Ms. Man’s estate as the case may be, as follows, provided that Ms. Man is or was in compliance with the relevant terms and conditions of the Man Agreement: (i) a cash payment equal to all Man Outstanding Amounts to the effective termination date; (ii) if disabled only, confirmation of the Man Benefits Extension; and (iii) subject to the applicable provisions of the Man Agreement and our 2024 Stock Incentive Plan, Ms. Man, or Ms. Man’s estate as the case may be, shall be entitled to then exercise any unexercised and fully vested portion of any stock options for a period of one year from the effective termination date.

If, within 12 months following a change of control, the Man Agreement is terminated without just cause or Ms. Man terminates the Man Agreement for good reason, then we will pay to and provide Ms. Man with the following: (i) a cash payment amount equal to any outstanding Man Monthly Fee and Man Vacation; (ii) a cash payment equal to any Man STIP Bonus pro rated for the period up to the date of termination based on achievement of the objectives to such date; (iii) a severance cash payment equal to an aggregate of 12 months of the then effective Man Monthly Fee, together with the average Man Bonus paid during the most recent two years; (iv) continued benefits for a period of six months from the date of termination; (v) allow for Ms. Man to exercise any unexercised and fully vested portion of any stock options on the date of termination at any time during the 12 months from the date of termination (the “Options Extension”); and (vi) all unvested long-term incentive plan stock-based compensation then granted and outstanding on the date of termination will vest and be exercisable in accordance with the 2024 Stock Incentive Plan during the Options Extension.

Berg Executive Employment Services Agreement

Together with our wholly-owned subsidiary, UEC Wyoming Corp. (“UEC Wyoming”), on February 6, 2024 we entered into an executive employment services agreement with Brent Berg, with an initial term commencing on March 21, 2024 and expiring on March 21, 2026, as supplemented by a letter agreement dated April 10, 2026 (collectively, the “Berg Agreement”).

The Berg Agreement is subject to automatic renewal on a 90-day to 90-day renewal basis unless either party provides written notice not to renew the Berg Agreement no later than 90 days prior to the end of the then current or renewal term.

Pursuant to the terms of the Berg Agreement: (i) Mr. Berg provides various employment services to UEC Wyoming and us which are inclusive of his duties and responsibilities commensurate with his position as our Senior Vice President, U.S. Operations; and (ii) Mr. Berg is entitled to (a) a gross monthly salary of $26,666.67 (the “Monthly Salary”); representing $320,000 on a yearly basis (the “Annual Salary”), which was subsequently increased to $28,500 per month ($342,000 on a yearly basis) effective August 1, 2025; (b) a yearly cash bonus (each, a “Bonus”) of up to 50% of his then Annual Salary based upon certain performance goals to be determined from year to year; (c) a short-term incentive payment (each, a “STIP Bonus”) from 0% to up to 50% of his then Annual Salary based upon certain factors to be determined by our Board and our Compensation Committee from time to time; (d) an initial incentive stock option to purchase up to an aggregate of $160,000 in Shares (which has been awarded); (e) a long-term incentive payment (each, an “LTIP Bonus”) from 0% to up to 50% of his then Annual Salary based upon certain factors to be determined by our Board and our Compensation Committee from time to time; (f) participation in all our employee benefit and health insurance plans (each, a “Benefit”) at our cost; and (g) five weeks of accrued vacation per calendar year (the “Vacation”). Effective August 1, 2026, the Monthly Salary was increased to $30,000.

If we elect to not renew the Berg Agreement, and provided that Mr. Berg is in compliance with the relevant terms and conditions of the Berg Agreement, we shall be obligated to provide a termination package to Mr. Berg as follows: (i) a cash payment equating to any outstanding Monthly Salary, Vacation pay and annual performance Bonus, STIP Bonus and LTIP Bonus entitlements (if any and calculated pro rata up to the effective termination date) earned by Mr. Berg to the effective termination date (collectively, the “Outstanding Amounts”); (ii) a cash payment equal to any Monthly Salary that would be due and owing to the end of, respectively, the then term or renewal period of the Berg Agreement (the “Termination Amount”); (iii) confirmation that all of Mr. Berg’s then Benefits coverage would be extended for a period ending three months from the effective termination date (the “Benefits Extension”); and (iv) subject to the applicable provisions of the Berg Agreement and our 2024 Stock Incentive Plan, and the rules of any then regulatory authority and stock exchange having jurisdiction over us, Mr. Berg shall be entitled to then exercise any unexercised and fully vested portion of any stock options for a period of three months from the effective date of termination (the “Initial Options Extension”); with all cash payments being due and owing within 30 days of the effective termination date.

If we elect to terminate the Berg Agreement without just cause (as defined therein), or if Mr. Berg terminates the Berg Agreement for just cause or for good reason as a result of a change of control (each as also defined therein), and provided that Mr. Berg is in compliance with the relevant terms and conditions of the same, we shall be obligated to provide a termination package to Mr. Berg as follows: (i) a cash payment equal to all Outstanding Amounts to the effective termination date; (ii) a cash payment equating to an aggregate of 12 months of the then Monthly Salary, together with a cash payment equating to Mr. Berg’s average annual bonus during the most recent two years; (iii) confirmation that all of Mr. Berg’s then Benefits coverage would be extended for a period ending six months from the effective termination date; (iv) confirmation of the Initial Options Extension; and (v) confirmation that all other unvested LTIP compensation then granted vests and is exercisable in accordance with the terms of our 2024 Stock Incentive Plan; with all cash payments being due and owing within 30 days of the effective termination date.

If Mr. Berg elects to terminate the Berg Agreement, except for just cause, and provided that Mr. Berg is in compliance with the relevant terms and conditions of the Berg Agreement, or if we elect to terminate the Berg Agreement for just cause, then we shall only be obligated to provide Mr. Berg a cash payment equal to all Outstanding Amounts to the effective termination date; with the cash payment being due and owing within 30 days of the effective termination date.

The Berg Agreement will be deemed terminated on the 30th calendar day following the death or disability of Mr. Berg, in which case we shall be obligated to provide a termination package to Mr. Berg, or Mr. Berg's estate as the case may be, as follows, provided that Mr. Berg is or was in compliance with the relevant terms and conditions of the Berg Agreement: (i) a cash payment equal to all Outstanding Amounts to the effective termination date; (ii) if disabled only, confirmation of the Benefits Extension; and (iii) subject to the applicable provisions of the Berg Agreement and our 2024 Stock Incentive Plan, and the rules of any then regulatory authority and stock exchange having jurisdiction over us, Mr. Berg, or Mr. Berg’s estate as the case may be, shall be entitled to then exercise any unexercised and the fully vested portion of any stock options for a period of one year from the effective termination date.

If, within 12 months following a change of control, the Berg Agreement is terminated without just cause or Mr. Berg terminates the Berg Agreement for good reason, then we will pay to and provide Mr. Berg with the following: (i) a cash payment amount equal to any outstanding Monthly Salary and Vacation; (ii) a cash payment equal to any Bonus pro rated for the period up to the date of termination based on achievement of the objectives to such date; (iii) a severance cash payment equal to an aggregate of 12 months of the then effective Monthly Salary, together with the average annual Bonus paid during the most recent two years; (iv) continued benefits for a period of six months from the date of termination; (v) allow for Mr. Berg to exercise any unexercised and fully vested portion of any stock options on the date of termination at any time during the Options Extension; and (vi) all unvested long-term incentive plan stock-based compensation then granted and outstanding on the date of termination will vest and be exercisable in accordance with the 2024 Stock Incentive Plan during the Options Extension.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Compensation Plans

As of July 31, 2026, we have one equity compensation plan, our 2024 Stock Incentive Plan.

The table below sets forth information relating to our equity compensation plan at our fiscal year end July 31, 2026:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (the 2024 Stock Incentive Plan)(3)	7,764,032	$3.03	12,209,715
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	7,764,032	$3.03	12,209,715

Notes:

(1)

This figure represents: (i) 3,366,053 outstanding stock options having a weighted average exercise price of $3.03 and a weighted average remaining term of 5.51 years; (ii) 1,534,825 shares of our common stock underlying RSUs; and (iii) 2,863,154 shares of our common stock underlying PRSUs.  Shares of our common stock underlying PRSUs are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, depending on the achievement of performance criteria.

(2)	This price applies only to the stock options included in column (a) and is not applicable to the RSUs or PRSUs included in column (a).
(3)

Under our 2024 Stock Incentive Plan, stock-based awards are granted from a pool of available shares, with: (i) every share issuable pursuant to the exercise of a stock option or SAR counting as one share of our common stock; and (ii) every share underlying restricted stock, a RSU, a PRSU or other right or benefit under our 2024 Stock Incentive Plan counting as two shares of our common stock under and from our 2024 Stock Incentive Plan.

2024 Stock Incentive Plan

On May 24, 2024, our Board authorized and approved the adoption of the 2024 Stock Incentive Plan, under which an aggregate of 29,755,663 of our shares may be issued, subject to adjustment as described in the 2024 Stock Incentive Plan, and which, at that time, consisted of: (i) 6,970,941 shares issuable pursuant to awards previously granted that were outstanding under our 2023 Stock Incentive Plan; (ii) 16,784,722 shares remaining available for issuance under the 2023 Stock Incentive Plan; and (iii) 6,000,000 additional shares that may be issued pursuant to awards that may be granted under the 2024 Stock Incentive Plan.  On July 16, 2024, our shareholders approved the adoption of our 2024 Stock Incentive Plan.  The 2024 Stock Incentive Plan supersedes and replaces our most recent and prior equity compensation plan, being the 2023 Stock Incentive Plan.

The purpose of our 2024 Stock Incentive Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

Our 2024 Stock Incentive Plan is administered by our Compensation Committee (therein our “Administrator”) which shall determine, among other things: (i) the persons to be granted awards under the 2024 Stock Incentive Plan (each an “Eligible Participant”); (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. We may issue shares, options, stock appreciation rights, RSUs, PRSUs, deferred stock units and dividend equivalent rights, among others, under our 2024 Stock Incentive Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an Eligible Participant’s continuous service only to the extent provided by the Administrator under the 2024 Stock Incentive Plan.  If the Administrator of our 2024 Stock Incentive Plan permits an Eligible Participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first.  In the event an Eligible Participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2024 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2024 Stock Incentive Plan, a copy of which has been filed electronically with the SEC, which is available under our filings at www.sec.gov.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of September 15, 2026, by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock;

●	each Named Executive Officer;

●	each director; and

●	all of our directors and executive officers as a group.

The number of shares beneficially owned and the related percentages are based on 495,584,665 shares of common stock outstanding as of September 15, 2026.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of stock options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following September 15, 2026, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Named Executive Officers:
Amir Adnani	5,682,306(2)	1.1%
Spencer Abraham	914,254(3)	*
David Kong	297,804(4)	*
Vincent Della Volpe	450,502(5)	*
Trecia Canty	169,134(6)	*
Gloria Ballesta	353,162(7)	*
Scott Melbye	1,613,742(8)	*
Brent Berg	47,696(9)	*
Josephine Man	160,031(10)	*
All directors and executive officers as a group (9 persons)	9,688,631(11)	1.9%
5% Stockholders:
BlackRock, Inc. 50 Hudson Yards New York, New York, U.S.A., 10001	29,529,945(12)	6.0%
Global X Management Company LLC 605 3rd Avenue, 43rd Floor New York, New York, U.S.A., 10158	29,330,327(13)	5.9%
State Street Corporation One Congress Street, Suite 1 Boston, Massachusetts, U.S.A., 02114	31,505,295(14)	6.4%
T. Rowe Price Associates, Inc. 1307 Point Street Baltimore, MD, U.S.A., 21231	76,128,060(15)	15.4%
Van Eck Associates Corporation 666 Third Avenue, 9th Floor New York, NY, U.S.A., 10017	29,034,465(16)	5.9%
Vanguard Capital Management LLC 100 Vanguard Blvd. Malvern, Pennsylvania, U.S.A., 19355	25,274,033(17)	5.1%

Notes:

*	Less than one percent.
(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date hereof. As of September 15, 2026, there were 495,584,665 shares of our common stock issued and outstanding.

(2)

This figure represents (i) 5,564,391 shares of our common stock held directly or indirectly by Mr. Adnani; (ii) 3,000 shares of our common stock held of record by Mr. Adnani’s wife; and (iii) stock options to purchase 114,915 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(3)

This figure represents (i) 732,659 shares of our common stock held directly by Mr. Abraham; and (ii) stock options to purchase 181,595 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(4)

This figure represents (i) 187,229 shares of our common stock held directly by Mr. Kong; and (ii) stock options to purchase 110,575 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(5)

This figure represents (i) 217,968 shares of our common stock held directly by Mr. Della Volpe; and (ii) stock options to purchase 232,534 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(6)

This figure represents (i) 24,335 shares of our common stock held directly by Ms. Canty; and (ii) stock options to purchase 144,799 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(7)

This figure represents (i) 113,628 shares of our common stock held directly by Ms. Ballesta; and (ii) stock options to purchase 239,534 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(8)

This figure represents (i) 1,244,182 shares of our common stock held directly by Mr. Melbye; and (ii) stock options to purchase 369,560 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(9)

This figure represents (i) 11,859 shares of our common stock held directly by Mr. Berg; and (ii) stock options to purchase 35,837 shares of our common stock, which have vested or will vest within 60 days of the date hereof.

(10)

This figure represents (i) 48,808 shares of our common stock held directly by Ms. Man; (ii) stock options to purchase 105,855 shares of our common stock, which have vested or will vest within 60 days of the date hereof; and (iii) 5,368 shares of our common stock issuable pursuant to RSUs that will vest within 60 days of the date hereof.

(11)

This figure represents (i) 8,148,059 shares of our common stock; (ii) stock options to purchase 1,535,204 shares of our common stock, which have vested or will vest within 60 days of the date hereof; and (iii) 5,368 shares of our common stock issuable pursuant to RSUs that will vest within 60 days of the date hereof.

(12)	Based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 26, 2024.
(13)	Based on a Schedule 13G/A filed with the SEC by Global X Management Company LLC on February 17, 2026.
(14)	Based on a Schedule 13G filed with the SEC by State Street Corporation on August 7, 2026.
(15)	Based on a Schedule 13G/A filed with the SEC by T. Rowe Price Associates, Inc. on May 15, 2026.
(16)	Based on a Schedule 13G filed with the SEC by Van Eck Associates Corporation on August 14, 2026.
(17)	Based on a Schedule 13G filed with the SEC by Vanguard Capital Management LLC on April 28, 2026.

Changes in Control

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Since the beginning of Fiscal 2026, none of our directors, officers or principal stockholders, nor any immediate family members of the foregoing, has or have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which we are or were a participant and in which the amount involved exceeds $120,000.

Our Audit Committee is charged with reviewing and approving all related party transactions and reviewing and making recommendations to our Board, or approving any contracts or other transactions with any of our current or former executive officers. The Charter of our Audit Committee sets forth our written policy for the review of related party transactions.

Director Independence

Our Board has determined that each of Spencer Abraham, David Kong, Vincent Della Volpe, Gloria Ballesta and Trecia Canty qualifies as an independent director under the listing standards of the NYSE American. In making these determinations, our Board of Directors considered all relevant facts and circumstances, including any transactions and relationships between each director (and his or her immediate family members and affiliates) and the Company. Amir Adnani is not independent because he serves as our President and Chief Executive Officer. All members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent under the applicable listing standards of the NYSE American and, as applicable, the heightened independence requirements for audit committee and compensation committee members.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP (“PwC”) has served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2026 and 2025.  Aggregate fees for professional services rendered to us by PwC for our last two years are set forth below:

	Year Ended July 31, 2026	Year Ended July 31, 2025
Audit Fees	$433,000	$445,000
Audit-Related Fees	-	-
Tax Fees	330,000	226,000
All Other Fees	-	-
Total	$763,000	$671,000

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

Tax Fees.  Tax fees consist of aggregate fees for professional services for tax compliance, tax advice and tax planning. Fees charged for tax preparation services were $187,000 and $149,000 for Fiscal 2026 and Fiscal 2025, respectively.

Pre-Approval of Services by the Independent Auditor

Our Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by our independent auditor. Our Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our independent auditor. Thereafter, our Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our independent auditor which are not encompassed by our Audit Committee’s annual pre-approval and are not prohibited by law. Our Audit Committee has delegated to the Chairperson of our Audit Committee the authority to pre-approve, on a case-by-case basis, non-audit services to be performed by our independent auditor. Our Audit Committee has approved all audit and permitted non-audit services performed by our independent auditor, PwC, for Fiscal 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           1. Financial Statements. The consolidated financial statements of Uranium Energy Corp. required by Part II, Item 8, of this Annual Report, are included in Part IV of this Annual Report. See Index to Consolidated Financial Statements beginning on page F-1.

                2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are not applicable, immaterial, or because the required information is included in the consolidated financial statements or notes thereto.

                3. Exhibits. The exhibits listed in the Exhibits Index immediately below are filed as part of this Annual Report, or are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement by and between Rio Tinto America Inc. and UEC Sweetwater Corp., dated September 20, 2024 (1)
3.1	Articles of Incorporation, as amended(2)
3.1.1	Certificate of Amendment to Articles of Incorporation(3)
3.2	Bylaws, as amended(4)
4.1	Description of Registrant’s Securities(5)
10.1+	Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated July 24, 2013(6)
10.2+	Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, executed December 15, 2014(7)
10.3+	Amendment Letter Agreement to the Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated August 13, 2015(8)
10.4+	Executive Employment Services Agreement between Uranium Energy Corp., UEC Wyoming Corp. and Brent Berg, dated effective March 21, 2024(9)
10.5+	2024 Stock Incentive Plan(10)
10.5.1+*	Form of 2024 Stock Incentive Plan Stock Option Agreement
10.5.2+*	Form of 2024 Stock Incentive Plan Restricted Stock Unit Award Agreement
10.5.3+*	Form of 2024 Stock Incentive Plan Performance Based Restricted Stock Unit Award Agreement
10.6+	Supplement Letter to Further Restated and Amended Executive Services Agreement between Uranium Energy Corp. and Amir Adnani Corp., dated September 24, 2024(11)
10.7+‡	Executive Employment Services Agreement between Uranium Energy Corp. and Josephine Man, dated October 1, 2024(12)
10.8	At the Market Offering Agreement between Uranium Energy Corp. and Goldman Sachs & Co. and the co-managers set forth therein, dated as of November 14, 2025(13)
10.9+‡*	Supplement Letter to Executive Services Agreement between Uranium Energy Corp. and Scott Melbye, dated April 10, 2026.
10.10+‡*	Supplement Letter to Executive Employment Services Agreement between Uranium Energy Corp. and Josephine Man, dated April 10, 2026.
10.11+*	Supplement Letter to Executive Employment Services Agreement between Uranium Energy Corp. and Brent Berg, dated April 10, 2026.
14.1	Code of Business Conduct for Directors, Officers and Employees(14)
19.1	Insider Trading, Reporting and Blackout Policy(15)
21.1*	Subsidiaries of Uranium Energy Corp.
23.1*	Consent of Independent Auditors, PricewaterhouseCoopers LLP
23.2*	Consent of Western Water Consultants, Inc.
23.3*	Consent of Tetra Tech Canada Inc.
23.4*	Consent of Understood Mineral Resources Ltd.
23.5*	Consent of Terracon Geotechnique Ltd.
23.6*	Consent of Snowden Optiro
23.7*	Consent of Clifton Engineering Group Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
95.1*	Mine Safety Disclosure
96.1	Amended S-K 1300 Mineral Resource Report Wyoming ISR Hub and Spoke Project, WY USA, dated March 9, 2023(16)
96.2	S-K 1300 Technical Report entitled “S-K 1300 Initial Assessment Texas Hub and Spoke ISR Project, USA”, dated June 10, 2024(17)
96.3	S-K 1300 Technical Report Summary entitled “S-K 1300 Initial Assessment Report – Roughrider Uranium Project, Saskatchewan, Canada”, dated November 5, 2024(18)
97.1	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (19)

101.1NS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan.
‡	Certain confidential information has been redacted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K. Redacted information is indicated by [****].
(1)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on September 23, 2024.
(2)	Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form SB-2 filed with the SEC on August 4, 2005.
(3)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on February 9, 2006.
(4)	Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K filed with the SEC on October 14, 2014
(5)	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on September 29, 2022.
(6)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed with the SEC on December 6, 2013.
(7)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on March 12, 2015.
(8)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on December 8, 2015.
(9)	Incorporated by reference to Exhibit 10.95 to our Annual Report on Form 10-K filed with the SEC on September 27, 2024.
(10)	Incorporated by reference to Exhibit 10.96 to our Annual Report on Form 10-K filed with the SEC on September 27, 2024.
(11)	Incorporated by reference to Exhibit 10.97 to our Annual Report on Form 10-K filed with the SEC on September 27, 2024.
(12)	Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on September 24, 2025.
(13)	Incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3ASR filed with the SEC on November 14, 2025.
(14)	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on September 24, 2025.
(15)	Incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on September 24, 2025
(16)	Incorporated by reference to Exhibit 96.6 to our Amendment to our Annual Report on Form 10-K/A filed with the SEC on April 3, 2023.
(17)	Incorporated by reference to Exhibit 96.1 to our Current Report on Form 8-K filed with the SEC on June 12, 2024.
(18)	Incorporated by reference to Exhibit 96.1 to our Current Report on Form 8-K filed with the SEC on November 7, 2024.
(19)	Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on September 24, 2025.

Item 16. Form 10-K Summary

None.

URANIUM ENERGY CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Uranium Energy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uranium Energy Corp. and its subsidiaries (the Company) as of July 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2026, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

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

PricewaterhouseCoopers LLP

PwC Place, 250 Howe Street, Suite 1400

Vancouver, British Columbia, Canada  V6C 3S7

T.: +1 604 806 7000, F.: +1 604 806 7806

Fax to mail: ca_vancouver_main_fax@pwc.com

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

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

Assessment of impairment indicators of long-lived assets

As described in Note 2 to the consolidated financial statements, the carrying value of long-lived assets (consisting of mineral rights and properties and property, plant and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable (impairment indicators). The carrying amounts of the Company’s mineral rights and properties and property, plant and equipment were $708.0 million and $72.3 million, respectively, as of July 31, 2026. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances that could trigger an impairment test include: (i) significant decreases in the market price of the asset, (ii) significant adverse changes in the business climate or legal factors including significant decreases in uranium prices and material adverse changes relating to the Company’s legal rights to its mineral rights and properties, (iii) accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, and (iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.

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

September 28, 2026

We have served as the Company’s auditor since 2020.

URANIUM ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars)

	Notes	July 31, 2026	July 31, 2025

CURRENT ASSETS
Cash and cash equivalents	7	$495,460	$148,930
Inventories	4	79,428	79,279
Prepaid expenses, deposits and other receivables		6,410	5,807
TOTAL CURRENT ASSETS		581,298	234,016

MINERAL RIGHTS AND PROPERTIES	5	708,011	709,651
PROPERTY, PLANT AND EQUIPMENT	6	72,280	67,513
RESTRICTED CASH	7	1,894	9,207
EQUITY-ACCOUNTED INVESTMENT	8	94,392	55,825
INVESTMENT IN EQUITY SECURITIES	9	50,220	28,470
OTHER NON-CURRENT ASSETS		3,098	2,971
TOTAL ASSETS		$1,511,193	$1,107,653

CURRENT LIABILITIES
Accounts payable and accrued liabilities	10	$31,216	$20,560
Asset retirement obligations - current	11	1,678	5,160
Other current liabilities		791	713
TOTAL CURRENT LIABILITIES		33,685	26,433

ASSET RETIREMENT OBLIGATIONS	11	41,461	33,904
OTHER NON-CURRENT LIABILITIES		1,812	1,293
DEFERRED TAX LIABILITIES	18	59,150	62,123
TOTAL LIABILITIES		136,108	123,753

STOCKHOLDERS' EQUITY
Capital stock
Common stock $0.001 par value: 750,000,000 shares authorized, 495,572,369 shares issued and outstanding (July 31, 2025 - 454,015,855)	12	495	454
Additional paid-in capital		1,934,537	1,404,420
Accumulated deficit		(543,868)	(406,557)
Accumulated other comprehensive loss		(16,079)	(14,417)
TOTAL EQUITY		1,375,085	983,900
TOTAL LIABILITIES AND EQUITY		$1,511,193	$1,107,653

SUBSEQUENT EVENT	12

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of U.S. dollars, except per share data)

		Year Ended July 31,
	Notes	2026	2025	2024
SALES AND SERVICE REVENUE	14	$37,250	$66,837	$224
COST OF SALES AND SERVICES	14	(20,355)	(42,360)	(187)
GROSS PROFIT		16,895	24,477	37

OPERATING COSTS
Mineral property expenditures	5	102,365	66,064	32,383
General and administrative	16	34,472	27,260	21,873
Uranium refining and conversion project expenditures		6,284	-	-
Depreciation, amortization and accretion	5, 6, 11	6,921	4,474	2,183
TOTAL OPERATING COSTS		150,042	97,798	56,439
LOSS FROM OPERATIONS		(133,147)	(73,321)	(56,402)

OTHER INCOME (EXPENSES)
Interest expenses and finance costs		(2,072)	(1,446)	(827)
Income (loss) from equity-accounted investment	8	7,086	(3,352)	1,017
Loss on revaluation of subscription receipts	8	(9,890)	-	-
Fair value gain (loss) on equity securities	15	(17,510)	(18,051)	27,505
Gain (loss) on revaluation of derivative liabilities		-	1,706	(8,226)
Interest income		15,578	4,022	2,629
Miscellaneous income		72	7	49
OTHER INCOME (EXPENSES)		(6,736)	(17,114)	22,147
LOSS BEFORE INCOME TAXES		(139,883)	(90,435)	(34,255)
INCOME TAX EXPENSE		-	-	-
DEFERRED TAX RECOVERY	18	2,572	2,779	5,034
NET LOSS FOR THE YEAR		(137,311)	(87,656)	(29,221)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(1,662)	(588)	(10,221)
TOTAL OTHER COMPREHENSIVE LOSS		(1,662)	(588)	(10,221)
TOTAL COMPREHENSIVE LOSS FOR THE YEAR		$(138,973)	$(88,244)	$(39,442)

NET LOSS PER SHARE	17
Basic		$(0.28)	$(0.20)	$(0.07)
Diluted		$(0.28)	$(0.20)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17
Basic		484,406,678	427,680,193	397,309,780
Diluted		484,406,678	427,680,193	397,309,780

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

		Year Ended July 31
	Notes	2026	2025	2024

OPERATING ACTIVITIES
Net loss for the year		$(137,311)	$(87,656)	$(29,221)
Adjustments to reconcile net loss to cash flows in operating activities
Stock-based compensation		8,041	6,015	5,172
Depreciation, amortization and accretion	5, 6, 11	6,921	4,486	2,183
(Income) loss from equity-accounted investment	8	(7,086)	3,352	(1,017)
Loss on revaluation of subscription receipts	8	9,890	-	-
Loss on disposition of assets		126	98	27
(Gain) loss on revaluation of equity securities	15	17,510	18,051	(27,505)
(Gain) loss on revaluation of derivative liabilities		-	(1,706)	8,226
Deferred tax recovery	18	(2,572)	(2,779)	(5,034)
Changes in operating assets and liabilities
Inventories		1,145	(2,305)	(69,626)
Prepaid expenses, deposits and other receivables		(2,315)	232	(74)
Other non-current assets		-	519	-
Accounts payable and accrued liabilities		7,622	(2,993)	10,360
Other liabilities		(529)	228	22
NET CASH USED IN OPERATING ACTIVITIES		(98,558)	(64,458)	(106,487)

FINANCING ACTIVITIES
Proceeds from share issuances, net of issuance costs	12	529,958	287,513	176,708
Taxes and withholdings paid upon settlement of equity awards on a forfeiture basis		(3,083)	(2,674)	(3,632)
NET CASH PROVIDED BY FINANCING ACTIVITIES		526,875	284,839	173,076

INVESTING ACTIVITIES
Acquisition of Sweetwater Assets	3	-	(179,598)	-
Investment in mineral rights and properties		-	(215)	(1,440)
Purchase of property, plant and equipment		(8,783)	(5,480)	(1,988)
Capital contribution to equity-accounted investment	8	(1,052)	(538)	(2,876)
Purchase of additional interest in equity-accounted investment	8	(40,000)	-	(9,238)
Investment in equity securities	9	(40,428)	(25,695)	(12,115)
Proceeds from sale of equity securities	9	1,168	54,438	3,008
Proceeds from disposition of assets		6	59	8
NET CASH USED IN INVESTING ACTIVITIES		(89,089)	(157,029)	(24,641)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		339,228	63,352	41,948
FOREIGN EXCHANGE DIFFERENCE ON CASH		(11)	1	(29)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR		158,137	94,784	52,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	7	$497,354	$158,137	$94,784

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2025	454,015,855	$454	$1,404,420	$(406,557)	$(14,417)	$983,900
Common stock
Issued under ATM offering, net of issuance costs	21,177,233	21	286,473	-	-	286,494
Issued under private placement, net of issuance costs	575,000	-	7,880	-	-	7,880
Issued under Public Offering, net of issuance costs	17,825,000	18	231,587	-	-	231,605
Issued upon vesting of RSUs and PRSUs	720,934	1	(1)	-	-	-
Issued upon exercise of stock options	1,140,751	1	1,017	-	-	1,018
Issued upon exercise of warrants	117,596	-	-	-	-	-
Stock-based compensation
Amortization of stock-based compensation	-	-	8,046	-	-	8,046
Common stock forfeited for tax paid upon vesting of equity awards	-	-	(4,885)	-	-	(4,885)
Net loss for the year	-	-	-	(137,311)	-	(137,311)
Other comprehensive loss	-	-	-	-	(1,662)	(1,662)
Balance, July 31, 2026	495,572,369	$495	$1,934,537	$(543,868)	$(16,079)	$1,375,085

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, July 31, 2023	378,452,864	$378	$924,737	$(289,680)	$(3,608)	$631,827
Common stock
Issued under ATM offering, net of issuance costs	26,375,699	26	167,848	-	-	167,874
Issued upon vesting of RSUs and PRSUs	489,746	-	-	-	-	-
Issued upon exercise of stock options	2,445,748	3	679	-	-	682
Issued upon exercise of warrants	2,591,711	3	17,659	-	-	17,662
Stock-based compensation
Amortization of stock-based compensation		-	5,172	-	-	5,172
Common stock forfeited for tax paid upon vesting of equity awards		-	(5,662)	-	-	(5,662)
Net loss for the year		-	-	(29,221)	-	(29,221)
Other comprehensive loss		-	-	-	(10,221)	(10,221)
Balance, July 31, 2024	410,355,768	$410	$1,110,433	$(318,901)	$(13,829)	$778,113
Common stock
Issued under ATM offering, net of issuance costs	41,764,036	43	285,706	-	-	285,749
Issued upon vesting of RSUs and PRSUs	393,655	-	-	-	-	-
Issued upon exercise of stock options	428,700	-	727	-	-	727
Issued upon exercise of warrants	1,054,997	1	4,618	-	-	4,619
Stock-based compensation
Common stock issued for consulting services	18,699	-	107	-	-	107
Amortization of stock-based compensation	-	-	5,911	-	-	5,911
Common stock forfeited for tax paid upon vesting of equity awards	-	-	(3,082)	-	-	(3,082)
Net loss for the year	-	-	-	(87,656)	-	(87,656)
Other comprehensive loss	-	-	-	-	(588)	(588)
Balance, July 31, 2025	454,015,855	$454	$1,404,420	$(406,557)	$(14,417)	$983,900

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

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

Mineral Rights and Properties

The Company has established the existence of mineralized materials for certain uranium projects, including the Company’s Christensen Ranch Mine, Burke Hollow Mine and Palangana Mine (collectively, the “ISR Mines”), and the Red Desert, Green Mountain, Roughrider and Christie Lake Projects. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (“SEC”) under subpart 1300 of Regulation S-K (“S-K 1300”), through the completion of a “final” or “bankable” feasibility study for any of the uranium projects the Company operates, including the ISR Mines. Furthermore, the Company has no present plans to establish proven or probable reserves for any of the uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the ISR Mines. As a result, and despite the fact that the Company commenced extraction of mineralized materials at some of the ISR Mines, the Company remains an exploration stage issuer, as defined by the SEC, and will continue to remain as an exploration stage issuer until such time proven or probable reserves have been established.

Since the Company commenced extraction of mineralized materials at the ISR Mines without having established proven or probable reserves, any mineralized materials established or extracted from the ISR Mines should not in any way be associated with having established or produced from proven or probable reserves.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

Companies in the production stage, as defined by the SEC, having established proven and probable reserves and exited the exploration stage, typically capitalize ongoing development expenditures, with corresponding depletion calculated over reserves using the units-of-production method and allocated to inventory and, as that inventory is sold, to cost of goods sold. Because the Company is in the exploration stage and expenses the ongoing development expenditures as incurred, the Company reports larger losses than if the Company would have been in the production stage. Additionally, there would be no corresponding depletion allocated to future reporting periods since those costs had been expensed previously, resulting in lower inventory costs and cost of goods sold and higher gross profits and lower losses than if the Company would have been in the production stage. Any capitalized costs, such as acquisition costs of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the consolidated financial statements of the Company may not be directly comparable to the financial statements of companies in the production stage.

Business Combination and Asset Acquisition

The Company performs a screen test as required under U.S. GAAP to determine whether a transaction is an asset acquisition. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset (or a group of similar identifiable assets), the assets acquired would not represent a business and the Company accounts for the acquisition as an asset acquisition. In addition, when an acquisition does not meet the definition of a business combination as the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company also accounts for the acquisition as an asset acquisition.  In an asset acquisition, any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.  Deferred taxes are recorded on temporary book/tax differences in an asset acquisition using the simultaneous equations method and adjusted the assigned value of the non-monetary assets acquired to include the deferred tax liability.

When an acquisition is accounted for as a business combination, the Company recognizes and measures the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, while transaction costs related to business combinations are expensed as incurred. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired and liabilities assumed, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of resource quantities and exploration potential, costs to produce and develop resources, revenues and operating expenses; (ii) appropriate discount rates; and (iii) expected future capital requirements. The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the United States dollar, except for UEX Corporation (“UEX”), whose functional currency is the Canadian dollar. In accordance with ASC 830: Foreign Currency Matters, the financial statements of the subsidiaries are translated into United States dollars using period-end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company’s functional currency are included in the determination of net loss in the period.

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

Equity Investments

Investments in an entity in which the Company’s ownership is greater than 20% but less than 50%, a 50/50 joint venture which the Company does not have control, or an entity where other facts and circumstances indicate that the Company has the ability to exercise significant influence over its operating and financing policies, are accounted for using the equity method in accordance with ASC 323: Investments – Equity Method and Joint Ventures. Equity-accounted investments are recorded initially at cost and adjusted subsequently to recognize the Company’s share of the earnings, losses or other changes in capital of the investee entity after the date of acquisition.  The Company periodically evaluates whether declines in fair values of the Company’s equity investments below the carrying value are other-than-temporary and, if so, whether an impairment loss is required.

The Company’s equity ownership in Anfield Energy Inc. (“Anfield”) exceeds 20% but is less than 50%. As permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in the common shares of Anfield (Note 9). Accordingly, subsequent changes in the fair value of Anfield's common shares are recognized in the Consolidated Statements of Operations.

Additionally, the Company holds certain equity investments in entities that the Company does not have the ability to exercise significant influence. These equity investments represent the Company’s ownership interests in certain entities, and therefore meet the definition of an equity security under ASC 321 Investments – Equity Securities and are measured at fair value at each period end, with unrealized holding gains or losses recorded in the Consolidated Statements of Operations.

Other Non-Current Assets

Other non-current assets include future expenditures that the Company has paid in advance but will not receive benefits within one year. Expenses are recognized over the period the expenditures are used or the benefits from the expenditures are received.  Transaction costs incurred in connection with acquisitions of long-term assets are also included in other non-current assets, which will be capitalized as acquisition costs if the transaction succeeds or will be written off if the transaction does not complete. Right-of-use (“ROU”) assets recognized in connection with recognition of lease liabilities are also included in Other Non-Current Assets.

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
July 31, 2026

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

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company provides a valuation allowance on deferred tax assets unless it is more likely than not that such assets will be realized. The Company reviews the valuation allowance requirements on an annual basis based on projected future operations.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing quality or class of use after the completion of mining. The Company recognizes the present value of the future restoration and remediation costs as an asset retirement obligation in the period in which the Company incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

Asset retirement obligations consist of estimated final well closure, plant and equipment decommissioning and removal and environmental remediation costs to be incurred by the Company in the future. The asset retirement obligation is estimated based on the current costs escalated at an inflation rate and discounted at a credit adjusted risk-free rate at inception. The asset retirement obligations are capitalized as part of the costs of the underlying assets and amortized over its remaining useful life. The asset retirement obligations are accreted to an undiscounted value until they are settled. The accretion expenses are charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Leases

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than 12 months are included in Other Non-Current Assets, Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets. Assets under finance leases are included in Property, Plant and Equipment and the related lease liabilities in Other Current Liabilities and Other Non-Current Liabilities in the Consolidated Balance Sheets.

Operating and finance lease ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. When the rate implicit to the lease cannot be readily determined, the Company utilizes the incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and the amount equal to the lease payments in a similar economic environment.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

The operating lease expenses are recognized on a straight-line basis over the lease term and included in general and administration expenses. Short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

The Company has lease arrangements that include both lease and non-lease components. The Company accounts for each separate lease component and its associated non-lease components as a single lease component for all of its asset classes.

Revenue Recognition

The Company’s revenues are primarily derived from the sale of U3O8 that the Company purchased under its Physical Uranium Program. The sales contracts specify the quantity to be delivered, the price, payment terms and the period of delivery. The Company is required to notify the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

Stock-Based Compensation

The Company measures stock-based awards at fair value on the date of the grant and expense the awards over the requisite service period of employees or consultants. The fair value of stock options is determined using the Black-Scholes Valuation Model. The fair value of restricted stock units is determined using the share price of the Company at the date of grant. The fair value of performance based restricted stock units is determined using the Monte Carlo Simulation Model. Stock-based compensation expense related to stock option awards is recognized over the requisite service period on a graded vesting basis. Forfeitures are accounted for as they occur.

The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, the Company’s performance and related tax impacts.

Earnings (Loss) Per Common Share

Basic earnings or loss per share includes no potential dilution and is computed by dividing the earnings or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflect the potential dilution of securities that could share in the earnings or loss of the Company. Dilutive securities are excluded from the calculation of the diluted weighted average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss from continuing operations.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands public entities’ income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company adopted this standard for the year ended July 31, 2026 on a retrospective basis and included the required disclosures in Note 18. As this standard relates solely to presentation, its adoption had no impact on the Company's financial position.

Accounting Pronouncement Not Yet Adopted

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 3:	ACQUISITION OF THE SWEETWATER ASSETS

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

The following table summarizes the fair value of the consideration paid, and the fair value of the assets acquired and liabilities assumed, on the closing date of the Sweetwater Acquisition:

Consideration paid
Cash	$175,399
Acquisition related costs	4,199
Total consideration	$179,598

Assets acquired and liabilities assumed
Prepaid expenses	$399
Property, plant and equipment	44,493
Mineral rights and properties	145,749
Total assets	190,641

Asset retirement obligations (Note 11)	10,392
Deferred tax liabilities	651
Total liabilities	11,043
Total net assets	$179,598

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

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 4:	INVENTORIES

As at  July 31, 2026, the Company held 1,256,000 ( July 31, 2025: 1,356,000) pounds of purchased uranium concentrate inventory. Costs of inventory consisted of the following:

	July 31, 2026	July 31, 2025
Material and supplies	$1,591	$1,470
In-process inventory	4,293	3,770
Uranium concentrates from extraction	9,774	1,140
Purchased uranium inventories	63,770	72,899
	$79,428	$79,279

NOTE 5:	MINERAL RIGHTS AND PROPERTIES

Mineral Rights

As at  July 31, 2026, the Company owned mineral rights in the States of Arizona, New Mexico, Texas and Wyoming, in Canada and in the Republic of Paraguay.  These mineral rights were acquired through staking, purchase, lease or option agreements and are subject to varying royalty interests, some of which are indexed to the sale price of uranium.

As at  July 31, 2026, the carrying value of these mineral rights and properties was as follows:

Costs	United States	Canada	Paraguay	Total
Balance at July 31, 2024	$172,540	$376,523	$15,014	$564,077
Sweetwater Acquisition	145,749	-	-	145,749
Additions	215	1	-	216
Assets retirement obligations (Note 11)	7,688	-	-	7,688
Impact of foreign currency translation	-	(497)	-	(497)
Balance at July 31, 2025	326,192	376,027	15,014	717,233
Additions	2,389	-	-	2,389
Impact of foreign currency translation	-	(2,385)	-	(2,385)
Balance at July 31, 2026	$328,581	$373,642	$15,014	$717,237

Accumulated Depletion, Amortization and Impairment	United States	Canada	Paraguay	Total
Balance at July 31, 2024	$(6,389)	$(105)	$-	$(6,494)
Additions	(1,088)			(1,088)
Balance at July 31, 2025	(7,477)	(105)	-	(7,582)
Additions	(1,646)	-	-	(1,646)
Impact of foreign currency translation	-	2	-	2
Balance at July 31, 2026	$(9,123)	$(103)	$-	$(9,226)

Carrying Value
Balance at July 31, 2025	$318,715	$375,922	$15,014	$709,651
Balance at July 31, 2026	$319,458	$373,539	$15,014	$708,011

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

During Fiscal 2026, the Company recognized an addition of $2.39 million (2025: $7.69 million) to asset retirement obligations, with a corresponding increase in mineral rights and properties. This was a non-cash transaction and therefore has been excluded from the Consolidated Statements of Cash Flows.

The Company has not established proven or probable reserves, as defined by the SEC under the S-K 1300, for any of its mineral projects. The Company has established the existence of mineral resources for certain uranium projects, including the ISR Mines. Since the Company commenced uranium extraction at some of the ISR Mines without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The details of mineral property expenditures are as follows:

	Year Ended July 31,
	2026	2025	2024
Permitting and land payments	$9,296	$5,926	$5,600
Extraction readiness and mine site maintenance	12,042	15,107	5,464
Exploration	23,228	11,140	14,669
Development	57,799	33,891	6,650
Total	$102,365	$66,064	$32,383

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	July 31, 2026			July 31, 2025
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Plant and Processing Facilities	$64,743	$(6,634)	$58,109	$61,624	$(4,398)	$57,226
Mining Equipment	7,837	(2,990)	4,847	6,980	(2,961)	4,019
Logging Equipment and Vehicles	9,402	(3,635)	5,767	5,518	(2,716)	2,802
Computer Equipment	246	(236)	10	264	(258)	6
Furniture and Fixtures	243	(216)	27	243	(204)	39
Buildings	2,203	(197)	2,006	2,086	(179)	1,907
Land	1,514	-	1,514	1,514	-	1,514
	$86,188	$(13,908)	$72,280	$78,229	$(10,716)	$67,513

The depreciation expenses for the year ended  July 31, 2026 were $4.36 million, ( July 31, 2025: $2.88 million and  July 31, 2024: $1.20 million, respectively).

NOTE 7:	RESTRICTED CASH

Restricted cash includes cash and cash equivalents and money market funds as collateral for various bonds posted in favor of applicable state regulatory agencies in Arizona, Texas and Wyoming, and for estimated reclamation costs associated with the plants, processing facilities and various projects.  Restricted cash will be released upon completion of reclamation of a mineral property or a change of a surety and collateral arrangement.

Cash, cash equivalents and restricted cash are included in the following accounts:

	July 31, 2026	July 31, 2025	July 31, 2024
Cash and cash equivalents	$495,460	$148,930	$87,533
Restricted cash	1,894	9,207	7,251
Total cash, cash equivalents and restricted cash	$497,354	$158,137	$94,784

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. The maximum credit risk of these assets is the carrying amount less amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, should the financial institutions with which these amounts are invested be rendered insolvent. As of  July 31, 2026, approximately $472.55 million of the cash and cash equivalents is held in two financial institutions, which are among the largest banks in the U.S. and Canada and subject to concentration risk. The Company does not consider any of its financial assets to be impaired as of  July 31, 2026.

NOTE 8:	EQUITY-ACCOUNTED INVESTMENT

As at  July 31, 2026, the Company owned 28,967,375 shares of Uranium Royalty Corp. (“URC”), representing a 7.60% ( July 31, 2025: 13.5%) interest in URC.  In addition, two of the Company’s officers are members of URC’s board of directors. Furthermore, one of these officers also holds an executive position within URC. As a consequence, the Company’s ability to exercise significant influence over URC’s operating and financing policies continued to exist during Fiscal 2026.  Should URC’s outstanding options and warrants be fully exercised, the Company’s ownership interest would decrease from 7.60% to 7.57%. URC is a public company listed on the NASDAQ Capital Market with the trading symbol “UROY”.  As at  July 31, 2026, the fair value of the Company’s investment in URC was approximately $98.49 million ( July 31, 2025: $46.56 million).

On April 29, 2026, the Company acquired beneficial ownership of and control over 10,989,011 newly issued subscription receipts (each, a “Subscription Receipt”) of URC through a private placement at a price of $3.64 per Subscription Receipt, for an aggregate purchase price of $40.0 million. Each Subscription Receipt entitled the Company to receive, without additional consideration, one URC common share upon satisfaction of the applicable escrow release conditions by URC, including completion of the arrangement involving URC and certain third parties (the “Arrangement”). On July 27, 2026, the closing date of the Arrangement, all escrow release conditions were satisfied by URC and the Subscription Receipts were converted into 10,989,011 URC common shares. The Subscription Receipts were remeasured at fair value on the closing date of the Arrangement and, as a result, the Company recognized a loss of $9.9 million on the revaluation of the Subscription Receipts during the Fiscal 2026.

As at  July 31, 2026, the Company owned 50% of the outstanding shares of JCU (Canada) Exploration Company Limited (“JCU”).  JCU is a private Canadian company engaged in the exploration and development of uranium assets in Canada.  The Company’s 50% interest in JCU is a joint venture, which is accounted for using the equity method.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the changes in carrying value of the equity-accounted investment are summarized as follows:

	Investment in
	URC	JCU	Total
Balance, July 31, 2023	$24,611	$23,499	$48,110
Addition	9,238	-	9,238
Capital contribution	-	2,876	2,876
Share of income (loss)	2,032	(1,439)	593
Gain on dilution of ownership interest	424	-	424
Foreign exchange difference	(1,327)	(1,105)	(2,432)
Balance, July 31, 2024	34,978	23,831	58,809
Capital contribution	-	538	538
Share of loss	(265)	(3,115)	(3,380)
Gain on dilution of ownership interest	28	-	28
Foreign exchange difference	(84)	(86)	(170)
Balance, July 31, 2025	34,657	21,168	55,825
Addition	30,110	-	30,110
Capital contribution	-	1,052	1,052
Share of income (loss)	6,832	(4,989)	1,843
Gain on dilution of ownership interest	5,243	-	5,243
Foreign exchange difference	545	(226)	319
Balance, July 31, 2026	$77,387	$17,005	$94,392

Aggregate summarized financial information for the Company’s investments in JCU, URC and Anfield is presented below. As described in Note 9, the Company’s investment in Anfield is measured under the fair value option. Due to Anfield’s December 31 fiscal year-end, the aggregate summarized balance sheet information includes Anfield’s balances as of June 30 and JCU’s and URC’s balances as of July 31. The aggregate summarized statements of operations include Anfield’s results for the 12-month periods ended June 30 and JCU’s and URC’s results for the years ended July 31. The amounts below represent 100% of the investees’ financial information and have not been adjusted to reflect the Company’s respective ownership interests.

Summarized Balance Sheet Information

	As of July 31,
	2026	2025
Current Assets	$124,399	$182,080
Non-Current Assets	$1,874,087	$118,659
Current Liabilities	$(164,177)	$(5,634)
Non-Current Liabilities	$(728,323)	$(53,909)
Non-Controlling Interest	$(130,621)	$-

Summarized Statements of Operations Information

	Year ended July 31,
	2026	2025	2024
Revenue	$214,896	$35,555	$31,209
Gross Profit	$71,282	$6,449	$10,783
Operating Income (Loss)	$34,573	$(14,266)	$(6,423)
Net Income (Loss)	$23,819	$(17,697)	$16,085

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 9:	INVESTMENT IN EQUITY SECURITIES

The changes in the Company’s investment in equity securities are summarized as follows:

	July 31, 2026	July 31, 2025
Balance, beginning of year	$28,470	$75,264
Investment in public listed companies	40,428	25,695
Sale of investment in public listed companies	(1,168)	(54,438)
Fair value loss on equity securities (Note 15)	(17,510)	(18,051)
Balance, end of year	$50,220	$28,470

Pursuant to Accounting Standards Codification (“ASC”) 323 Investments – Equity Method and Joint Ventures, there is a rebuttable presumption that equity method of accounting shall be applied for investments of 20% or more of the investee’s outstanding voting common stock. As at  July 31, 2026, the Company owned 6,500,737 common shares of Anfield ( July 31, 2025: 4,978,876 on a post-consolidated basis(*)), representing approximately 32.59% ( July 31, 2025: 31.80%) of the outstanding common shares of Anfield on a non-diluted basis and approximately 36.66% ( July 31, 2025: 37.0%) on a partially diluted basis after assuming the exercise of 1,283,639 post-consolidated share purchase warrants of Anfield (the “Anfield Warrants”) held by the Company. As a result, the Company’s investment in Anfield’s common shares is subject to the equity method of accounting. However, as permitted under ASC 825 Financial Instruments, the Company elected to apply the fair value option to account for its investment in Anfield’s common shares. All subsequent changes in fair value of the common shares of Anfield are recognized in the Consolidated Statements of Operations.

During the year ended July 31, 2026, the Company acquired an additional 1,521,861 common shares of Anfield for $6.50 million.

The Company’s investment in equity securities consists of common shares and warrants of publicly traded companies in North America. Such investment is subject to both concentration and credit risks, as the majority of the investments are held in a small number of public companies. As at  July 31, 2026, the fair value of the Company’s investment in Anfield’s common shares was $25.61 million ( July 31, 2025: $26.14 million) and the fair value of the Anfield Warrants was $0.69 million ( July 31, 2025: $1.39 million).

The cumulative revaluation adjustment since acquisition of the equity securities held as at  July 31, 2026 is a loss of $25.85 million.

(*) Effective August 1, 2025, Anfield completed a share consolidation on the basis of one (1) post-consolidation common share for every seventy-five (75) pre-consolidation common shares. All references to Anfield’s common shares in this note are presented on a post-consolidated basis.

NOTE 10:	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at  July 31, 2026, accounts payable and accrued liabilities consisted of the following:

	July 31, 2026	July 31, 2025
Trade payables	$14,950	$10,585
Accrued purchases	6,527	3,048
Accrued payroll liabilities	9,739	6,927
	$31,216	$20,560

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 11:	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“ARO”s) relate to future remediation and decommissioning activities for the plants, processing facilities and various projects, and are summarized as follows:

	July 31, 2026	July 31, 2025
Balance, beginning of year	$39,064	$19,625
Accretion	2,200	1,654
Assumed from Sweetwater Acquisition (Note 3)	-	10,392
Addition	2,389	7,688
Liabilities settled in cash	(514)	(295)
Balance, end of year	$43,139	$39,064
Current asset retirement obligations	(1,678)	(5,160)
Non-current assets retirement obligations	$41,461	$33,904

The estimated amounts and timing of cash flows and assumptions used for the ARO estimates are as follows:

	July 31, 2026	July 31, 2025
Undiscounted amount of estimated cash flows	$93,918	$88,669

Payable in years	1 to 35	1 to 37
Inflation rate	2.48% to 3.94%	1.56% to 5.32%
Discount rate	3.72% to 6.19%	3.72% to 6.35%

As of July 31, 2026, the total estimated reclamation costs for all of our projects was $93.92 million. The Company has secured $64.27 million of surety bonds as an alternate source of financial assurance for the estimated costs of the reclamation obligations, of which $1.89 million is funded and held as restricted cash for collateral purposes as required by the surety.

NOTE 12:	CAPITAL STOCK

At-the-Market Offering

On November 16, 2022, the Company entered into an at-the-market offering agreement (the “2022 ATM Offering Agreement”) with H.C. Wainwright & Co., LLC and certain other co-managers (collectively, the “2022 ATM Managers”). Under the 2022 ATM Offering Agreement, the Company could, from time to time, sell shares of its common stock having an aggregate offering price of up to $300 million through the 2022 ATM Managers selected by the Company.

On December 20, 2024, the Company entered into an at-the-market offering agreement (the “2024 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain other co-managers (the “2024 ATM Managers”). Under the 2024 ATM Offering Agreement, the Company could, from time to time, sell shares of its common stock having an aggregate offering price of up to $300 million through the 2024 ATM Managers selected by the Company.

On November 14, 2025, the Company entered into an at-the-market offering agreement (the “2025 ATM Offering Agreement”) with Goldman Sachs & Co. LLC and certain other co-managers (collectively, the “2025 ATM Managers”). Under the 2025 ATM Offering Agreement, the Company could, from time to time, sell shares of its common stock having an aggregate offering price of up to $600 million through the 2025 ATM Managers selected by the Company.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

During Fiscal 2024, the Company issued 26,375,699 shares of its common stock under the 2022 ATM Offering Agreement for gross cash proceeds of $171.74 million. The total issuance costs were $3.86 million, all of which were related to compensation paid to the 2022 ATM Managers.

During Fiscal 2025, the Company issued 11,516,375 and 30,247,661 of the Company’s common stock under the 2022 ATM Offering Agreement and the 2024 ATM Offering Agreement for gross cash proceeds of $94.40 million and $197.95 million, respectively. The total issuance costs for stock sold under the 2022 ATM Offering Agreement and under the 2024 ATM Offering Agreement were $2.15 million and $4.45 million, respectively, which is comprised of a total compensation of $6.58 million paid to the 2022 ATM Managers and the 2024 ATM Managers.

During Fiscal 2026, the Company issued 10,077,186 and 11,100,047 shares of its common stock under the 2024 ATM Offering Agreement and the 2025 ATM Offering Agreement for gross cash proceeds of $101.97 million and $190.64 million, respectively. The total issuance costs for stock sold under the 2024 ATM Offering Agreement and under the 2025 ATM Offering Agreement were $2.29 million and $3.82 million, respectively, all of which were related to compensation paid to the 2024 ATM Managers and the 2025 ATM Managers.

Subsequent to July 31, 2026, the Company did not issue any shares of its’ common stock under the 2025 ATM Offering Agreement.

Public Offering

On October 6, 2025, the Company completed a public offering of 15,500,000 shares of its common stock at a price of $13.15 per share, resulting in gross proceeds of $203.83 million. On October 9, 2025, the underwriter exercised its over-allotment option to purchase an additional 2,325,000 shares of common stock at the same offering price, providing additional gross proceeds to the Company of $30.57 million. The total issuance costs were $2.79 million pursuant to the public offering and the over-allotment purchase.

Private Placement

On October 2, 2025, the Company completed a private placement offering of 575,000 shares of its common stock issued as “flow through shares” (the “FT Shares”), as defined in subsection 66(15) of the Income Tax Act (Canada), for gross proceeds of $8.63 million. The proceeds have been used to fund certain qualifying Canadian exploration expenditures (“CEE”), as defined in the Income Tax Act (Canada), at the Company’s Roughrider Project located in Saskatchewan, Canada. The difference between the Company’s trading price at the time of issuance and the price of the FT Shares is recorded as a flow-through share premium (the “FT Premium Liability”). The FT Premium Liability of $0.75 million is recorded within accrued liabilities on the Consolidated Balance Sheets. The FT Premium Liability will be derecognized in subsequent periods when the Company submits the required documentation to renounce the related tax benefits to the FT Share subscriber.

Share Purchase Warrants

A continuity schedule of outstanding share purchase warrants as at  July 31, 2026, and the changes during the periods, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, July 31, 2023	3,857,030	$3.31
Exercised	(2,591,711)	3.13
Balance, July 31, 2024	1,265,319	3.29
Exercised	(1,065,899)	3.21
Expired	(40,329)	2.35
Balance, July 31, 2025	159,091	4.13
Exercised	(159,091)	4.13
Balance, July 31, 2026	-	$-

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company received cash proceeds of $nil, $3.30 million and $8.12 million, respectively, from the exercise of share purchase warrants.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 13:	STOCK-BASED COMPENSATION

Stock Options

During Fiscal 2026, Fiscal 2025, and Fiscal 2024, the Company granted stock options under its stock incentive plans to certain directors, officers, employees and consultants to purchase an aggregate of 120,000, 102,036 and 483,461 shares of the Company, respectively, which are subject to a 24-month vesting provision whereby, at the end of each of the first three and six months after the grant date, 12.5% of the total stock options become exercisable, and whereby at the end of each of 12, 18 and 24 months after the grant date, 25% of the total stock options become exercisable.

During Fiscal 2026, the Company granted stock options under its current stock incentive plan to its directors to purchase an aggregate of 67,699 shares of the Company, and the fair value of the stock options granted was $6.11 per share. During Fiscal 2025, the Company granted stock options under its current stock incentive plan to one of the Company's officers to purchase an aggregate of 24,415 shares of the Company, and the fair value of the stock option granted was $4.09 per share. The Company also granted stock options under its current stock incentive plan to its directors to purchase an aggregate of 66,332 shares of the Company, and the fair value of the stock options granted was $5.49 per share.

The fair value of these stock options was estimated at the date of grant, using the Black-Scholes Valuation Model, with the following weighted average assumptions, which is level 2 of the fair value measurement hierarchy:

	Year Ended July 31,
	2026	2025	2024
Expected Risk Free Interest Rate	4.33%	3.81%	4.05%
Expected Volatility	72.52%	75.66%	78.83%
Expected Life in Years	5.00	5.00	5.00
Expected Dividend Yield	0%	0%	0%
Weighted-Average Grant Date Fair Value	$6.11	$4.88	$3.71

A continuity schedule of outstanding stock options as at  July 31, 2026, and the changes during the fiscal year periods, is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance, July 31, 2023	8,326,983	$1.92
Granted	483,461	5.62
Exercised	(3,451,746)	1.33
Forfeited	(203,359)	1.70
Expired	(52,000)	2.62
Balance, July 31, 2024	5,103,339	2.66
Granted	102,036	7.65
Exercised	(552,052)	3.01
Forfeited	(59,116)	4.60
Balance, July 31, 2025	4,594,207	2.71
Granted	120,000	9.74
Exercised	(1,334,679)	2.51
Forfeited	(13,475)	3.78
Balance, July 31, 2026	3,366,053	$3.03

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

The table below sets forth the number of shares issued and cash received upon exercise of stock options:

	Year Ended July 31,
	2026	2025	2024
Number of Options Exercised on Cash Basis	378,092	264,663	492,112
Number of Options Exercised on Non-Cash Basis	956,587	287,389	2,959,634
Total Number of Options Exercised	1,334,679	552,052	3,451,746

Number of Shares Issued on Cash Exercise	378,092	264,663	492,112
Number of Shares Issued on Non-Cash Basis	762,659	164,037	1,953,636
Total Number of Shares Issued Upon Exercise of Options	1,140,751	428,700	2,445,748

Cash Received from Exercise of Stock Options	$1,018	$727	$681
Total Intrinsic Value of Options Exercised	$13,050	$2,741	$19,137

A continuity schedule of outstanding unvested stock options at  July 31, 2026, and the changes during the fiscal year periods, is as follows:

	Number of Unvested Stock Options	Weighted Average Grant-Date Fair Value
Balance, July 31, 2023	1,803,265	$2.28
Granted	483,461	3.71
Forfeited	(24,400)	2.31
Vested	(1,175,338)	2.35
Balance, July 31, 2024	1,086,988	2.83
Granted	102,036	4.88
Forfeited	(55,428)	3.04
Vested	(773,977)	2.64
Balance, July 31, 2025	359,619	3.80
Granted	120,000	6.11
Forfeited	(1,475)	3.62
Vested	(313,877)	3.64
Balance, July 31, 2026	164,267	$5.80

As at  July 31, 2026, the aggregate intrinsic value of all outstanding stock options granted was estimated at $22.12 million (vested: $22.05 million and unvested: $0.07 million).  As at  July 31, 2026, the unrecognized compensation cost related to unvested stock options was $0.81 million ( July 31, 2025: $0.75 million), which is expected to be recognized over 1.17 years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

A summary of stock options outstanding and exercisable as at  July 31, 2026 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise	Outstanding at	Weighted Average	Weighted Average Remaining Contractual Term	Exercisable at	Weighted Average	Weighted Average Remaining Contractual Term
Prices	July 31, 2026	Exercise Price	(Years)	July 31, 2026	Exercise Price	(Years)
$0.91 to $0.99	817,750	$0.91	3.81	817,750	$0.91	3.81
$1.00 to $1.99	475,000	$1.10	3.96	475,000	$1.10	3.96
$2.00 to $2.99	312,209	$2.15	4.97	312,209	$2.15	4.97
$3.00 to $3.99	1,179,561	$3.63	6.10	1,179,561	$3.63	6.10
$4.00 to $4.99	14,000	$4.36	8.23	9,000	$4.44	7.98
$5.00 to $5.99	306,643	$5.49	7.98	306,643	$5.49	7.98
$6.00 to $6.99	64,558	$6.51	7.84	58,455	$6.54	7.80
$7.00 to $7.99	10,000	$7.63	7.48	10,000	$7.63	7.48
$8.00 to $8.99	66,332	$8.68	9.00	33,168	$8.68	9.00
$9.00 to $9.74	120,000	$9.74	10.00	-	-	-
	3,366,053	$3.03	5.55	3,201,786	$2.71	5.34

Restricted Stock Units

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company granted restricted stock units (each, an “RSU”) to certain directors, officers and employees of the Company under its then stock incentive plans.  RSUs granted during Fiscal 2026, Fiscal 2025 and Fiscal 2024 have a vesting period of three years from the grant date, whereby one-third of the RSUs will vest at the end of the first, second and third year, respectively, from the date of grant.  The fair value of these RSUs was determined using the share prices at the respective grant dates.

A continuity schedule of outstanding RSUs as at  July 31, 2026, and the changes during the fiscal year end periods, is as follows:

	Number of Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Balance, July 31, 2023	979,500	$3.32
Granted	642,464	5.57
Vested	(454,284)	3.14
Balance, July 31, 2024	1,167,680	4.63
Granted	578,381	8.54
Forfeited	(993)	6.84
Vested	(541,871)	4.42
Balance, July 31, 2025	1,203,197	6.60
Granted	1,012,774	10.35
Forfeited	(4,216)	11.98
Vested	(676,930)	6.41
Balance, July 31, 2026	1,534,825	$9.15

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the number of RSUs vested, the RSU shares issued net of forfeiture, and the RSU shares forfeited as payments of tax and withholding were as follows:

	Year Ended July 31,
	2026	2025	2024
Number of RSUs vested	676,930	541,871	454,284
Number of net RSU shares issued	424,647	296,238	250,994
Number of RSU shares forfeited as payments of withholding amounts	252,283	245,633	203,290

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, stock-based compensation relating to the RSUs were $5.92 million, $3.00 million and $1.82 million, respectively. As at  July 31, 2026, unrecognized compensation costs related to unvested RSUs totaled $10.87 million ( July 31, 2025: $6.35 million), which is expected to be recognized over a period of approximately 2.36 years.

Performance Based Restricted Stock Units

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, the Company granted 1,197,120, 947,726 and 718,308 maximum performance based restricted stock units (each, a “PRSU”) and allocated up to the same amount of respective PRSUs, respectively, to the Company’s executive officers under its then stock incentive plans.

The PRSUs granted are accounted for as equity awards at fair value, and will vest at the end of a three-year service period subject to continued employment and certain performance conditions being met. The number of PRSUs that vest is subject to adjustment through a performance multiplier based on the Company’s total shareholder return relative to a peer group, as approved by the Company’s Board of Directors, over a three-year period. Each vested PRSU granted in Fiscal 2024 entitles the recipient to a payment of one common stock. Each vested PRSU granted in Fiscal 2025 and Fiscal 2026 entitles the recipient to a payment of one common stock or cash at the discretion of the Company’s Compensation Committee.

The fair values of the PRSUs granted were valued using the Monte Carlo Simulation Model at the date of grant with the following principal assumptions.

	Year Ended July 31,
	2026	2025	2024
Expected Risk Free Interest Rate	4.05%	3.56%	4.20%
Expected Volatility	67.10%	60.70%	73.50%
Expected Dividend Yield	0%	0%	0%
Expected Life in Years	3.00	3.00	3.00
Correlation	44.10%	38.47%	83.80%
Grant Price	$9.74	$8.68	$5.49
Grant Date Fair Value	$3.37	$3.22	$5.41

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

A continuity schedule of unvested PRSUs as at  July 31, 2026, and the changes during the fiscal years, is as follows:

	Number of Unvested	Weighted Average Grant Date
	PRSUs	Fair Value
Balance, July 31, 2023	1,286,505	$3.29
Granted	718,308	5.41
Vested	(492,950)	2.48
Balance, July 31, 2024	1,511,863	4.56
Granted	947,726	3.22
Forfeited	(40,634)	4.80
Vested	(200,998)	4.80
Balance, July 31, 2025	2,217,957	3.96
Granted	1,197,120	3.37
Forfeited	(255,636)	3.35
Vested	(296,287)	3.35
Balance, July 31, 2026	2,863,154	$3.83

During Fiscal 2026, Fiscal 2025 and Fiscal 2024, stock-based compensation related to amortization of PRSUs totaled $1.46 million, $1.15 million and $0.71 million, respectively.  As at  July 31, 2026, unrecognized compensation costs relating to unvested PRSUs totaled $3.67 million ( July 31, 2025: $3.12 million), which is expected to be recognized over a weighted average period of approximately 2.46 years.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

Stock-Based Compensation

A summary of stock-based compensation expense for Fiscal 2026, Fiscal 2025 and Fiscal 2024, is as follows:

	Year Ended July 31,
	2026	2025	2024
Stock-Based Compensation for Consultants
Common stock issued to consultants	$-	$107	$-
Amortization of stock option expenses	28	146	347
Amortization of RSU expenses	416	32	41
	444	285	388
Stock-Based Compensation for Management
Amortization of stock option expenses	443	600	611
Amortization of RSU and PRSU expenses	5,421	3,864	2,399
	5,864	4,464	3,010
Stock-Based Compensation for Employees
Amortization of stock option expenses	194	1,019	1,682
Amortization of RSU expenses	1,544	250	92
	1,738	1,269	1,774
Total Stock-Based Compensation	8,046	6,018	5,172
Stock-Based Compensation in General and Administrative Expenses	(8,041)	(6,015)	(5,172)
Stock-Based Compensation Capitalized	$5	$3	$-

NOTE 14:	SALES AND SERVICE REVENUE AND COST OF SALES AND SERVICES

The table below provides a breakdown of sales and service revenue and cost of sales and service revenue:

	Year Ended July 31,
	2026	2025	2024
Sales of purchased uranium inventory	$37,250	$66,837	$-
Revenue from toll processing services	-	-	224
Total sales and service revenue	$37,250	$66,837	$224

Cost of purchased uranium inventory	$(20,355)	$(42,360)	$-
Cost of toll processing services	-	-	(187)
Total cost of sales and services	$(20,355)	$(42,360)	$(187)

The table below provides a breakdown of major customers:

	Year Ended July 31,
	2026	2025	2024
Customer A	0%	50%	0%
Customer B	54%	24%	0%
Customer C	0%	14%	0%
Customer D	0%	12%	0%
Customer E	0%	0%	100%
Customer F	46%	0%	0%
	100%	100%	100%

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 15:	FAIR VALUE GAIN (LOSS) ON EQUITY SECURITIES

Fair value gain (loss) on equity securities consisted of the following:

	Year Ended July 31,
(in thousands of U.S. dollars)	2026	2025	2024
Unrealized and realized gain (loss) from common shares and warrants of public listed companies	$(10,484)	$(14,778)	$26,350
Unrealized gain (loss) from fair value changes in Anfield common shares	(7,026)	(3,273)	1,155
Total	$(17,510)	$(18,051)	$27,505

The investments in equity securities are Level 1 financial instruments, which were re-valued using quoted share prices.

NOTE 16:	GENERAL AND ADMINISTRATIVE EXPENSES

The table below provides a breakdown of general and administrative expenses:

	Year Ended July 31,
	2026	2025	2024
Salaries and management fees	$12,434	$9,960	$7,705
Office, investor communication and travel	7,080	5,197	4,088
Rent and property tax	903	561	674
Insurance	1,627	1,237	1,045
Foreign exchange gain	(78)	(100)	(151)
Professional fees	4,465	4,390	3,340
Sub-total	26,431	21,245	16,701
Stock-based compensation	8,041	6,015	5,172
Total general and administrative expenses	$34,472	$27,260	$21,873

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 17:	NET LOSS PER SHARE

The following table reconciles the weighted average number of shares used in the computation of basic and diluted loss per share for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

	Year Ended July 31,
Numerator	2026	2025	2024
Net loss for the year	$(137,311)	$(87,656)	$(29,221)

Denominator
Basic weighted average number of shares	484,406,678	427,680,193	397,309,780
Dilutive effect of stock awards and warrants	-	-	-
Diluted weighted average number of shares	484,406,678	427,680,193	397,309,780

Net loss per share - Basic	$(0.28)	$(0.20)	$(0.07)
Net loss per share - Diluted	$(0.28)	$(0.20)	$(0.07)

NOTE 18:	INCOME TAXES

The Company's income tax benefit consisted of:

	Year Ended July 31,
	2026	2025	2024
Current	$-	$-	$-
Deferred
United States	651	-	-
Foreign	1,921	2,779	5,034
	2,572	2,779	5,034
Income tax benefit	$2,572	$2,779	$5,034

The Company has incurred taxable losses for all years since inception and, accordingly, no provision for current income tax has been recorded for the current or any prior fiscal years. The Company has not paid any income taxes from 2024 to 2026. The Company does not have any unrecognized tax benefits.

The components of income (loss) from operations before income taxes, by tax jurisdiction, are as follows:

	Year Ended July 31,
	2026	2025	2024
United States	$(121,565)	$(80,506)	$(13,928)
Canada	(17,224)	(9,206)	(19,468)
Paraguay	(1,094)	(723)	(859)
	$(139,883)	$(90,435)	$(34,255)

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

The Company’s income tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year Ended July 31,
	2026		2025		2024
Loss before income taxes	$(139,883)		$(90,435)		$(34,255)

U.S. federal statutory tax rate	29,376	21.00%	18,991	21.00%	7,194	21.00%
Non-taxable and non-deductible items
Derivative loss	-	0.00%	-	0.00%	(2,691)	(7.86%)
Share based compensation	2,151	1.54%	234	0.26%	(1,691)	(4.94%)
Others	(166)	(0.12%)	(47)	(0.05%)	(334)	(0.98%)
Change in valuation allowances	(25,432)	(18.18%)	(16,155)	(17.86%)	1,893	5.53%
Expired losses	(1,386)	(0.99%)	-	0.00%	-	0.00%
State tax effects
State income tax rate	336	0.24%	2,614	2.89%	990	2.89%
Change in applicable state rate	(9,123)	(6.52%)	(982)	(1.09%)	(77)	(0.22%)
Change in valuation allowances	8,787	6.28%	(1,632)	(1.80%)	(913)	(2.67%)
Foreign tax effects
Canada
Federal and provincial tax rate differences	992	0.71%	286	0.32%	207	0.60%
Non-taxable and non-deductible items	284	0.20%	32	0.04%	721	2.10%
Foreign exchange rate differences	(321)	(0.23%)	(330)	(0.36%)	1,231	3.59%
Change in valuation allowance	(2,699)	(1.93%)	(66)	(0.07%)	(1,297)	(3.79%)
Paraguay
Income tax rate difference	(123)	(0.09%)	(100)	(0.11%)	(119)	(0.35%)
Non-taxable and non-deductible items	(104)	(0.07%)	(66)	(0.07%)	(80)	(0.23%)
Deferred tax benefits	$2,572	(1.84%)	$2,779	(3.07%)	$5,034	(14.70%)

As at  July 31, 2026, the Company re-evaluated the realizability of its tax loss carry-forwards and concluded that the realization of these tax loss carry-forwards is not likely to occur. As a result, the Company continues to record a full valuation allowance for the deferred tax assets relating to the tax loss carry-forwards.

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

The Company’s deferred tax assets (liabilities) are as follows:

	July 31, 2026	July 31, 2025
Deferred tax assets
Inventories	$167	$296
Mineral properties	-	60
Depreciable property	1,435	1,085
Investment in equity securities	5,957	1,953
Exploration costs	14,976	9,098
Stock option expense	3,622	2,985
Section 163(j) interest expense carry-forwards	3,227	3,307
Loss carry-forwards	96,524	83,499
Asset retirement obligations	6,556	6,280
	132,464	108,563
Valuation allowance	(116,321)	(96,976)
	16,143	11,587

Deferred tax liabilities
Equity accounted for investment	(3,266)	(3,423)
Mineral properties	(69,540)	(66,542)
Other	(2,487)	(3,745)
	(75,293)	(73,710)
Net deferred tax liabilities	$(59,150)	$(62,123)

The Company’s U.S. net operating loss carry-forwards expire as follows:

July 31, 2027	$3,171
July 31, 2028	2,798
July 31, 2029	10,332
July 31, 2030	9,183
July 31, 2031	18,348
Between July 31, 2032 and 2037	127,698
No expiry	260,078
$431,608

The Company has acquired U.S. companies in prior years that have U.S. federal net operating loss carry-forwards of approximately $180 million. The use of these losses is limited by Internal Revenue Code Section 382. Management estimates that $128 million of these losses will expire unused due to the restrictions imposed by Section 382. Accordingly, this amount is excluded from the $431 million of U.S. net operating loss carry-forwards disclosed above.

The Company’s Canadian net operating loss carry-forwards in Canadian dollars expire as follows:

July 31, 2027	$131
July 31, 2028	449
July 31, 2029	549
July 31, 2030	545
July 31, 2031	698
Remaining balance	14,143
$16,515

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

NOTE 19:	SEGMENT INFORMATION

The Company’s operating segments consist of uranium exploration and mining activities in Wyoming, Texas, Saskatchewan and others, as well as a corporate segment engaged in investments and the trading of purchased uranium inventory.

The Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources for all of the Company’s reportable segments based on income (loss) before income taxes. The CODM uses segment income (loss) before income taxes to allocate resources, including decisions related to capital investment in mining operations and potential expansion opportunities. The significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in the Company’s Consolidated Statements of Operations.

The Company adopted ASU 2023-07, Segment Reporting (Topic 280), on August 1, 2024. The new segment reporting requirement is applied retrospectively to all prior periods presented in these consolidated financial statements. The tables below present financial information for each of the Company’s reportable segments. All intercompany transactions have been eliminated.

	Year ended July 31, 2026
	Mining
Statement of Operations	Wyoming	Texas	Saskatchewan	Others	Corporate	Total
Sales	$-	$-	$-	$-	$37,250	$37,250
Cost of sales	-	-	-	-	(20,355)	(20,355)
Depreciation, amortization and accretion	(5,126)	(1,591)	(181)	(19)	(4)	(6,921)
Other operating expenses(1)	(64,067)	(28,993)	(17,494)	(1,472)	(31,095)	(143,121)
Other income (expenses):
Interest expense and finance costs	(1,444)	(609)	-	(19)	-	(2,072)
Gain from equity-accounted investment	-	-	-	-	7,086	7,086
Fair value loss on equity securities	-	-	-	-	(17,510)	(17,510)
Loss on revaluation of subscription receipts	-	-	-	-	(9,890)	(9,890)
Interest income	-	-	-	-	15,578	15,578
Other items	88	(38)	18	4	-	72
Loss before income taxes	$(70,549)	$(31,231)	$(17,657)	$(1,506)	$(18,940)	$(139,883)

Capital additions	$5,911	$3,213	$57	$83	$-	$9,264

	Year ended July 31, 2025
	Mining
Statement of Operations	Wyoming	Texas	Saskatchewan	Others	Corporate	Total
Sales	$-	$-	$-	$-	$66,837	$66,837
Cost of sales	-	-	-	-	(42,360)	(42,360)
Depreciation, amortization and accretion	(3,485)	(822)	(151)	(7)	(9)	(4,474)
Other operating expenses(1)	(42,895)	(20,707)	(8,491)	(1,190)	(20,041)	(93,324)
Other income (expenses):
Interest expense and finance costs	(1,046)	-	-	(19)	(381)	(1,446)
Income (loss) from equity-accounted investment	-	-	-	-	(3,352)	(3,352)
Fair value loss on equity securities	-	-	-	-	(18,051)	(18,051)
Gain on revaluation of derivative liabilities	-	-	-	-	1,706	1,706
Interest income	-	-	2	-	4,020	4,022
Other items	(109)	(290)	21	4	381	7
Income (loss) before income taxes	$(47,535)	$(21,819)	$(8,619)	$(1,212)	$(11,250)	$(90,435)

Capital additions	$191,826	$3,736	$273	$102	$-	$195,937

URANIUM ENERGY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars unless otherwise stated)
July 31, 2026

	Year ended July 31, 2024
	Mining
Statement of Operations	Wyoming	Texas	Saskatchewan	Others	Corporate	Total
Sales and service revenue	$224	$-	$-	$-	$-	$224
Cost of sales and services	(187)	-	-	-	-	(187)
Depreciation, amortization and accretion	(1,584)	(500)	(84)	(4)	(11)	(2,183)
Other operating expenses(1)	(12,609)	(12,208)	(11,706)	(903)	(16,830)	(54,256)
Other income (expenses):
Interest expense and finance costs	(555)	-	-	(19)	(253)	(827)
Income (loss) from equity-accounted investment	-	-	-	-	1,017	1,017
Fair value gain on equity securities	-	-	-	-	27,505	27,505
Loss on revaluation of derivative liabilities	-	-	-	-	(8,226)	(8,226)
Interest income	-	-	1	-	2,628	2,629
Other items	(30)	(204)	19	10	254	49
Income (loss) before income taxes	$(14,741)	$(12,912)	$(11,770)	$(916)	$6,084	$(34,255)

Capital additions	$646	$408	$2,281	$119	$3	$3,457

(1) Other operating expenses include mineral property expenditures, uranium refining and conversion project expenditures and general and administrative expenses.

Geographic Information

Long-lived assets (2)	July 31, 2026	July 31, 2025
United States	$390,353	$384,779
Canada	374,491	377,004
Others	15,447	15,381
	$780,291	$777,164

(2) Long-lived assets include mineral rights and properties and property, plant and equipment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

URANIUM ENERGY CORP.

By:	/s/ Amir Adnani
Amir Adnani President and Chief Executive Officer
(Principal Executive Officer)
Date: September 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Amir Adnani
Amir Adnani
President, Chief Executive Officer (Principal Executive Officer) and Director

Date: September 28, 2026

By:	/s/ Josephine Man
Josephine Man
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: September 28, 2026

By:	/s/ Spencer Abraham
Spencer Abraham
Chairman of the Board of Directors
Date: September 28, 2026

By:	/s/ Vincent Della Volpe
Vincent Della Volpe
Director
Date: September 28, 2026

By:	/s/ David Kong
David Kong
Director
Date: September 28, 2026

By:	/s/ Trecia Canty
Trecia Canty
Director
Date: September 28, 2026

By:	/s/ Gloria Ballesta
Gloria Ballesta
Director
Date: September 28, 2026